Form 10-Q
period 2007-03-31
Vector Intersect Security Acquisition Corp.
filed 2007-06-11
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to                 .

Commission File Number: 000-52247

VECTOR INTERSECT SECURITY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-3200738
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

65 Challenger Road, Ridgefield Park, NJ 07660
(Address of Principal Executive Offices including Zip Code)

(201) 708-9801
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer              Accelerated Filer                 Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

There were 9,375,000 shares of the Registrant’s common stock issued and outstanding as of June 6, 2007.

Vector Intersect Security Acquisition Corp.

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED FINANCIAL STATEMENTS

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Condensed Balance Sheet

	December 31, 2006	March 31, 2007
	Audited	(Unaudited)
ASSETS Current assets:
Cash	$24,279	$7,504
Deferred offering costs	432,338	449,838
Total assets	$456,617	$457,342
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$182,550	$207,381
Accrued interest on notes payable, stockholders	13,157	15,993
Due to stockholders	31,769	31,769
Notes payable, stockholders	348,791	348,791
Total liabilities	576,267	603,934
Commitments
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value
Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value
Authorized 50,000,000 shares
Issued and outstanding 1,875,000 shares	1,875	1,875
Additional paid-in-capital	23,125	23,125
Deficit accumulated during the development stage	(144,650)	(171,592)
Total stockholders’ deficiency	(119,650)	(146,592)
Total liabilities and stockholders’ deficiency	$456,617	$457,342

See accompanying notes to unaudited condensed financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Operations (Unaudited)

	January 1, 2006 to March 31, 2006	January 1, 2007 to March 31, 2007	For the period from July 19, 2005 (inception) to March 31, 2007
Operating expenses	$7,500	$24,106	$155,599
Interest expense – related party	2,086	2,836	15,993
Net loss for the period	(9,586)	(26,942)	$(171,592)
Weighted average shares outstanding – basic and diluted	1,875,000	1,875,000	1,875,000
Net loss per share	$(0.01)	$(0.02)	$(0.09)

See accompanying notes to unaudited condensed financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Stockholders’ Deficiency

				Deficiency Accumulated During the Development Stage
			Additional Paid-in capital		Total Stockholders’ Deficiency
	Common Stock
	Shares	Amount
Common shares issued July 19, 2005 at (inception) at $0.0133	1,875,000	$1,875	23,125	$—	$25,000
Net loss for the period ended December 31, 2005	—	—	—	(67,116)	(67,116)
Balances at December 31, 2005	1,875,000	1,875	23,125	(67,116)	(42,116)
Net loss for the year ended December 31, 2006	—	—	—	(77,534)	(77,534)
Balances at December 31, 2006	1,875,000	1,875	23,125	(144,650)	(119,650)
Unaudited:
Net loss for the three months ended March 31, 2007	—	—	—	(26,942)	(26,942)
Balances at March 31, 2007	1,875,000	$1,875	$23,125	$(171,592)	$(146,592)

See accompanying notes to unaudited condensed financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Cash Flows (Unaudited)

	January 1, 2006 to March 31, 2006	January 1, 2007 to March 31, 2007	For the period from July 19, 2005 (inception) to March 31, 2007
Cash flows from operating activities:
Net loss	$(9,586)	$(26,942)	$(171,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in:
Accounts payable and accrued expenses	(4,981)	(15,618)	75,381
Accrued interest on notes payable, stockholders	2,086	2,836	15,993
Net cash (used in) operating activities	(12,481)	(39,724)	(80,218)
Cash flows from financing activities:
Payment of deferred expenses related to initial public offering	(6,000)	—	(317,838)
Proceeds from advances from stockholder	8,820	—	31,769
Proceeds from sale of shares of common stock	—	—	25,000
Proceeds from notes payable, stockholders	—	—	348,791
Net cash provided by financing activities	2,820	—	87,722
Net increase (decrease) in cash	(9,661)	(39,724)	7,504
Cash at the beginning of the period	9,661	24,279	—
Cash at the end of the period	$—	$(15,445)	$7,504
Supplemental Disclosure of non-cash financing activities
Accrual of deferred offering costs	$4,981	$17,500	$132,000

See accompanying notes to unaudited condensed financial statements.

Vector Intersect Security Acquisition Corp.
(a development stage company)

Notes to Condensed Financial Statements (Unaudited)
March 31, 2007

1. Basis of Presentation, Organization, Proposed Business Operations and Summary of Significant Accounting Policies	Basis of Presentation
The financial statements of Vector Intersect Security Acquisition Corp. (the ‘‘Company’’) at March 31, 2007, for the three months ended March 31, 2007 and 2006, and for the period from July 19, 2005 (inception) to March 31, 2007 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006, and for the period of from July 19, 2005 (inception) to March 31, 2007 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

Organization and Proposed Business Operations

The Company was incorporated in Delaware on July 19, 2005 as a blank check company, the objective of which is to acquire, through merger, capital stock exchange, asset acquisition or other similar Business Combination (as defined below), one or more businesses in the homeland security, national security and/or command and control industries.

At March 31, 2007, the Company had not yet commenced any commercial operations. All activity through March 31, 2007 relates to the Company’s formation and the proposed public offering described below. The Company has elected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the ‘‘Public Offering’’) was declared effective on April 25, 2007. The Company completed a private placement (the ‘‘Private Placement’’) and received gross proceeds of $1,500,000 on April 25, 2007. The Company consummated the Public Offering on May 1, 2007 and received gross proceeds of $58,500,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the ‘‘Offerings’’) (as described in Note 2), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, a ‘‘target business’’ shall include an operating business in the homeland security or defense industries, or a combination thereof, and a ‘‘business combination’’ shall mean the acquisition by the Company of such a target business. There is no assurance that the Company will be able to effect a business combination successfully.

Of the proceeds of the Offerings, $58,030,000 wa placed in a trust account (‘‘Trust Account’’) at JP MorganChase, New York, New York, maintained by American Stock Transfer & Trust Company, the Company’s transfer agent. This amount includes the net proceeds of the Public Offering and the Private Placement, and $2,340,000 of deferred underwriting compensation fees (the ‘‘Discount’’) which will be paid to Rodman & Renshaw, LLC if, and only if, a business combination is consummated. The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by our stockholders. Up to $1,500,000 of interest income on the Trust Account may be used to fund the Company’s working capital requirements including payments for legal, accounting, due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit each such transaction for stockholder approval. In the event (i) the Business Combination is not approved by a majority of the shares of common stock or (ii) 20% or more of the shares of common stock held by the public stockholders vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem its, his or her shares. The per share redemption price will equal the amount in the Trust Fund, plus interest (net of taxes payable and net of up to $1,500,000 of interest income on the Trust Fund that may be used to fund the Company’s working capital) calculated as of two business days prior to the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Initial Stockholders.

Income Taxes

The Company recorded a deferred tax asset of $49,181 and $58,127, respectively, at December 31, 2006 and March 31, 2007, for the tax effect of temporary differences, aggregating $144,650 and $170,961 respectively for the periods ending on December 31, 2006 and March 31, 2007. In recognition of the uncertainty regarding the ultimate amount of income tax benefits it will realize, the Company has recorded a valuation allowance equal to 100% of the deferred tax asset at December 31, 2006 and March 31, 2007.

On January 1, 2007 the Company adopted FASB Issue Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoptions of ‘‘FIN 48’’ had no effect on our financial condition or results of operations.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Loss Per Common Share

Loss per share has been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material affect on the accompanying financial statements.

2. Offerings	On April 25 the Company sold 187,500 units in a Private Placement, and on May 1, 2007 the Company sold

7,312,500 units in a Public Offering collectivity (the ‘‘Units’’). Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one common stock purchase warrant (‘‘Warrants’’). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share (which Warrant may be exercised on a cashless basis) commencing the later of (a) one year from the effective date of the Public Offering; or (b) the completion of a Business Combination with a target business and expiring four years from the date of the prospectus (unless earlier redeemed). The Warrant is redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrant becomes exercisable, only in the event that (a) the last sales price of the common stock is at least $11.50 per share for any 20 trading days within a 30-trading-day period ending on the third business day prior to date on which notice of redemption is given.

The Company will use its best efforts to cause a registration statement to become effective on or prior to the commencement of the Warrant exercise period and to maintain the effectiveness of such registration statement until the expiration of the Warrants The Warrants may not be exercised in the absence of an effective registration statement, and, in the event that the Company is unable to maintain the effectiveness of such registration statement until the expiration of the Warrants, and therefore is unable to deliver registered shares, the Warrants may expire unexercised and worthless. In no event will the Company be required to net-cash settle the Warrants. Accordingly, the Company has determined that the Warrants should be classified in stockholders’ equity in accordance with the guidance in EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’.

3. Deferred Offering Costs	Deferred offering costs consist of legal, auditing, regulatory filing, underwriting fees and other costs incurred related to the Proposed Offerings that were charged to stockholders’ equity upon receipt of the capital raised.

4. Advances from Stockholder	In March 2006 and in September 2006 a stockholder advanced the Company a total of $8,820 and $22,950 respectively for operating expenses. The advance is non-interest bearing and is due on demand.

5. Notes Payable, Stockholders	In addition to their purchase of the Company’s common stock, two of the Company’s stockholders and directors have advanced the Company an aggregate of $205,000 in exchange for unsecured promissory notes. The notes bear interest at a rate of 4% per annum with principal and accrued interest due no later than the first anniversary of the initial public offering of the Company.

The Company issued two additional notes with an aggregate principal amount of $143,791 to SCP Private Equity Management Company, LLC. The notes bear interest at a rate of 5.5% per annum with principal and accrued interest due no later than the first anniversary of the initial public offering of the Company.

Due to the short-term nature of the notes, the fair value of the notes approximates their carrying value.

6. Commitments	In connection with the Public Offering the Company sold to the representative of the underwriter, for $100, an option to purchase up to a total of 731,250 Units. The Units issuable upon exercise of this option are identical to those offered to the public, except that the Warrants underlying this option are exercisable at $5.50 (110% of the exercise price of the Warrants included in the units sold in the Public Offering). This option is exercisable at $8.80 per unit commencing on the later of the consummation of a Business Combination and one year from the date of offerings and expiring five years from the date of offerings. The option and the 731,250 units, the 731,250 shares of common stock and the 731,250 Warrants underlying such units, and the 731,250 shares of common stock underlying such Warrants, have been deemed compensation by the National Association of Securities Dealers (‘‘NASD’’) and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Offerings. However, the option may be transferred to any underwriter and selected dealers participating in the offering and their bona fide officers or partners.

The Company will account for this purchase option as a cost of raising capital and will include the instrument as equity in the financial statements. Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company estimated, based upon a Black-Scholes model, that the fair value of the purchase option on the date of sale is approximately $3.40 per unit (or $2,486,250 in the aggregate), using an expected life of 5 years, volatility of 44%, and a risk-free rate of 5%. However, because the Company’s units do not have a trading history, the volatility assumption is based on information then available to management. The volatility estimate is derived using historical date of public companies in the proposed industry. The Company believes the volatility estimate calculated from these companies is a reasonable benchmark to use in estimating the expected volatility of our units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Combination with the prescribed time period and it liquidates, the option will become worthless.

The Company has engaged the representative of the underwriters in its Public Offering, on a non-exclusive basis, as an agent for the solicitation of target for a Business Combination. The Company has agreed to pay the representative of the underwriters a transaction fee in cash equal to 3% of the aggregate consideration paid by the Company in a Business Combination with a target business the representative of the underwriters introduces to the Company, if such Business Combination is consummated within twenty-four months of such introduction.

The Company has engaged the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative of the underwriter for bona fide services rendered a commission equal to 3% of the exercise price for each Warrant exercised more than one year after the date of this prospectus if the exercise was solicited by the representative. In addition to soliciting, either orally or in writing, the exercise of the Warrants, the representative’s services may also include disseminating information, either orally or in writing, to Warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the Warrants. No compensation will be paid to the representative upon the exercise of the Warrants if:

•	The market price of the underlying shares of common stock is lower than the exercise price;

•	The holder of the Warrants has not confirmed in writing that the representative solicited the exercise;

•	The Warrants are held in a discretionary account;

•	The Warrants are exercised in an unsolicited transaction; or

•	The representative has not provided to the holder of the Warrants solicited for exercise, a copy of the prospectus with respect to the shares of common stock underlying the Warrants.

The Company has engaged Selway Partners LLC, an entity with which several of the Company’s officers and directors are affiliated, for an aggregate monthly fee of $7,500 for certain administrative, technology, bookkeeping and secretarial services, as well as the use of limited office space in New Jersey.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vector Intersect Security Acquisition Corp. is a blank check company organized under the laws of the State of Delaware on July 19, 2005. We were formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the homeland security, national security and/or command and control industries or businesses relating to the manufacture of products for use in such industries. As of March 31, 2007, our efforts had been limited to organizational activities. We intend to utilize our cash derived from the net proceeds of our offering, our authorized and unissued shares of common and preferred stock, debt or a combination thereof to effect a business combination. We do not have any specific business combination under consideration, and, as of March 31, 2007, we had not had any discussions with any target business regarding a possible business combination and, our officers and directors have agreed that they will not recommend to our shareholders that they approve a business combination with an entity that is affiliated with any of our officers or directors, or that is an entity in which any of our officers or directors, or any of their respective affiliates, has a direct or indirect investment. Our officers and directors have agreed not to recommend to our shareholders a business combination with an entity with which they are affiliated to prevent a conflict of interest from developing that could lead to liability for us in the future.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘should,’’ ‘‘could,’’ ‘‘would,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘continue,’’ or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our unaudited Financial Statements and related Notes thereto included elsewhere in this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for tax purposes. Valuation allowances are provided against the deferred tax asset amounts when the realization is uncertain.

Vector purchases U.S. Treasury Bills and money market investments and holds these investments to maturity. The investments are recorded at market value which approximates their carrying amount and includes accrued interest.

Vector must seek stockholder approval to effect any business combination. Vector will proceed with a business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination, and public stockholders owning less than

20% of the shares sold in the offering exercise their redemption rights and vote against the business combination. Public stockholders voting against the combination may demand that Vector redeem his or her shares at an initial redemption price of $7.50 per share plus interest earned thereon in the trust account, net of taxes payable and up to $1,500,000 of interest income which may be released from the trust account to fund our working capital. Accordingly, Vector has classified the contingent shares at $7.50 and related deferred interest outside of permanent equity and liabilities in the mezzanine area on the balance sheet.

Results of Operations for the Three Month Period from ended March 31, 2007

We had a net loss of $9,586 for the three month period ended March 31, 2007 as a result of costs related to our initial public offering. Additionally, deferred offering costs of approximately $449,839 were incurred in the first quarter. These costs consisted of professional fees of approximately $363,015, road show and travel expenses of approximately $6,121, and regulatory and filing fees of approximately $80,703. We had no income in the first quarter. Until we enter into a business combination, we will not have revenues and will continue to incur losses due to management’s expenses relating to locating a target business to acquire.

Liquidity and Capital Resources

On April 25, 2007, we completed a private placement or 187,500 units to our Chief Executive Officer and one of our directors and received net proceeds of $1.5 million. On May 1, 2007, we consummated our initial public offering of 7,312,500 units. Each unit in both the private placement and the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.

The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $4.5 million, including underwriting discounts of approximately $3.5 million, were approximately $54.0 million. Approximately $58.0 million of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. Except for $1.5 million in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The trust account also contains approximately $2.3 million of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 19, 2005 (the date of our inception) through March 31, 2007, we had operating expenses of approximately $155,599 and deferred offering costs of approximately $449,838. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of March 31, 2007, we had no amount held in the trust account and as of June 6, 2007 there was approximately $58,030,000 held in the trust account, which includes deferred underwriting fees of approximately $2.3 million. Additionally, as of June 6, 2007, we have approximately $27,901 outside the trust account to fund our working capital requirements.

Two of our stockholders and directors have advanced the Company an aggregate of $205,000 in exchange for unsecured promissory notes. The notes bear interest at a rate of 4% per annum with principal and accrued interest due no later than the first anniversary of our initial public offering. We issued two additional notes with an aggregate principal amount of $143,791 to SCP Private Equity Management Company, LLC, an affiliate of our officers. These notes bear interest at a rate of 5.5% per annum with principal and accrued interest due no later than the first anniversary of our initial public offering. These loans will be repaid out of the $1.5 million in interest earned on the trust account that we may use for working capital.

On May 1, 2007, we entered into a $500,000 revolving credit agreement with SCP Private Equity Management Company, LLC, of which our Chief Executive officer and one of our directors are members. Any amounts outstanding under the revolving credit agreement will bear interest at a rate of 5.5% per year. Any funds outstanding under the revolving credit agreement will become due and payable by us upon our consummation of a business combination.

We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

Assuming the release of the full amount ($1.5 million) of the interest we are entitled to receive from the trust account, we believe we will have sufficient available funds outside of the trust account to operate through May 1, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on April 25, 2007 we began incurring a fee of approximately $7,500 per month for office space.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account are to be invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or United States treasury bills. Given our limited risk in our exposure to money market funds and treasury bills, we do not view the interest rate risk to be significant.

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was made under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive, Accounting and Financial Officer). Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.    CONTROLS AND PROCEDURES

Not Applicable.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled ‘‘Risk Factors’’ in our Prospectus on Form 424(b)(1), filed on April 26, 2007, which could materially affect our business, financial condition or future results. The risks described in our Prospectus are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2007, we consummated a private placement of 187,500 units. On May 1, 2007, we consummated our initial public offering of 7,312,500 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $60,000,000. Rodman & Renshaw, LLC acted as lead underwriter. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-127644). The Securities and Exchange Commission declared the registration statement effective on April 25, 2007.

We incurred a total of $3,510,000 in underwriting discounts and commissions and placement agent fees, of which $2,340,000 has been placed in the trust account. Such portion of the underwriter’s compensation will only be paid to the underwriters in the event that we consummate a business combination. The total expenses in connection with the sale of our units in the private placement and the initial public offering were $4,451,183 (including the $2,340,000 deferred underwriting compensation placed in the trust account). No expenses of the offering were paid to any of our directors or officers or any of their respective affiliates. All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

After deducting the underwriting discounts and commissions, placement agent fees and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $60,000,000, of which approximately $58,030,000 (or $7.62 per unit sold in the offering) was deposited into a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $1,500,000 of the interest earned on the trust account to fund our working capital prior to a business combination. As of June 6, 2007, there was approximately $58,030,000 held in the trust account, which includes deferred underwriting fees of $2,340,000.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive, Accounting and Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR INTERSECT SECURITY ACQUISITION CORP.
June 11, 2007	By:	/s/ Yaron Eitan
Yaron Eitan Chief Executive Officer (Principal Executive, Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive, Accounting and Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.