Form 10-Q
period 2007-06-30
Vector Intersect Security Acquisition Corp.
filed 2007-08-20
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

There were 9,375,000 shares of the Registrant’s common stock issued and outstanding as of August 14, 2007.

Vector Intersect Security Acquisition Corp.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Balance Sheet

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$163,302	$24,279
Investment in trust account	58,213,919	—
Prepaid Expenses	151,111	—
Total current assets	58,528,332	24,279
Deferred offering costs	—	432,338
Total assets	$58,528,332	$456,617
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Deferred underwriting fees	2,340,000	—
Accounts payable and accrued expenses	128,756	182,550
Accrued interest on notes payable, stockholders	23,236	13,157
Income taxes payable	30,400
Due to stockholders	31,769	31,769
Notes payable, stockholders	348,790	348,791
Total current liabilities	2,902,951	576,267
Common Stock, subject to possible redemption, 1,462,499 shares, at redemption price of $7.62 per share	$11,144,242	$—
Commitments and Contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value Authorized 50,000,000 shares Issued and outstanding 1,875,000 shares and 9,375,000 at December 31, 2006 and June 30, 2007	9,375	1,875
Additional paid-in-capital	44,439,734	23,125
Earning (Deficit) accumulated during the development stage	32,030	(144,650)
Total stockholders’ equity (deficit)	44,481,139	(119,650)
Total liabilities and stockholders’ equity (deficit)	$58,528,332	$456,617

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Statement of Operations
(Unaudited)

	Six Months Ended		Three Months Ended		For the period from July 19, 2005 (inception) to June 30, 2007
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest Income	$342,434	$—	$342,434	$—	$342,434
Operating expenses	124,275	19,777	100,169	12,277	255,768
Income (loss) before interest expense and income taxes	$218,159	$(19,777)	$242,265	$(12,277)	$86,666
Interest expense – related party	11,079	2,793	8,243	707	24,236
Income before provision for income taxes	$207,080	$(22,570)	$234,022	$(12,984)	$62,430
Provision for income taxes	$30,400	$—	$30,400	$—	$30,400
Net income (loss) for the period	$176,680	$(22,570)	$203,622	$(12,984)	$32,030
Weighted average shares outstanding –
basic	4,381,250	1,875,000	6,887,500	1,875,000	2,509,494
diluted	5,315,901	1,875,000	8,746,532	1,875,000	2,747,429
Net income (loss) per share – Basic	$0.05	$(0.01)	$0.03	$(0.01)	$0.01
Net income (loss) per share – Diluted	$0.04	$(0.01)	$0.03	$(0.01)	$0.01

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Statement of Stockholders Equity (deficit)

	Common Stock		Additional Paid-in capital	Deficiency Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2005	1,875,000	$1,875	$23,125	$(67,116)	$(42,116)
Net loss for the period	—	—	—	(77,534)	(77,534)
Balances at December 31, 2006	1,875,000	1,875	23,125	(144,650)	(119,650)
Proceeds of private placement – April 25, 2007	187,500	187	1,499,814		1,500,000
Common shares issued June 30, 2007 @ $8 per share	7,312,500	7,314	58,492,687		58,500,000
Expenses of the Offering			(4,431,649)		(4,431,649)
Proceeds subject to possible redemption of 1,462,499 shares			(11,144,242)		(11,144,242)
Net income for the period				176,680	176,680
Balances at June 30, 2007	$9,375,000	$9,375	$44,439,734	$32,030	$44,481,139

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Statement of Cash Flows
(Unaudited)

	Six Months Ended		For the period from July 19, 2005 (inception) to June 30, 2007
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$176,680	$(22,570)	$(88,681)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in:
Insurance premium refund receivable	—	18,903	—
Accounts payable and accrued expenses	(66,128)	22,168	1,922
Prepaid Expenses	(151,111)	—	—
Income taxes payable	30,400
Accrued interest on notes payable, stockholders	10,079	5,799	23,236
Net cash provided by (used in) operating activities	(80)	24,300	(63,523)
Cash flows from Investment activities:
Payment to trust account	(58,213,919)	—	(58,213,919)
Net cash used in investing activities	(58,213,919)	—	(58,213,919)
Cash flows from financing activities:
Proceeds from advances from stockholder	—	8,820	8,820
Proceeds from sale of shares of common stock	—	—	25,000
Proceeds from notes payable, stockholders	—	23,791	348,791
Proceeds from private placement	1,500,000	—	1,500,000
Proceeds from initial public offering	58,500,000	—	58,500,000
Payment of expenses of offering	(1,646,978)	(57,291)	(1,941,867)
Net cash provided by (used in) financing activities	58,353,022	(24,680)	58,440,744
Net increase in cash	139,023	(380)	163,302
Cash at the beginning of the period	24,279	9,661	—
Cash at the end of the period	$163,302	$9,281	$163,302
Supplemental Disclosure of non-cash financing activities
Accrual of deferred offering costs	$2,352,333	$—	$2,489,782

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a development stage company)

Notes to Financial Statements
June 30, 2007

1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies	Basis of Presentation
The financial statements of Vector Intersect Security Acquisition Corporation (the ‘‘Company’’) at June 30, 2007, for the six months ended June 30, 2007 and 2006, and for the period from July 19, 2005 (inception) to June 30, 2007, are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the six months ended June 30, 2007 and 2006, and for the period of from July 19, 2005 (inception) to June 30, 2007. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The balance sheet at December 31, 2006 has been derived from the audited financial statements.

Vector Intersect Security Acquisition Corporation (the ‘‘Company’’) was incorporated in Delaware on July 19, 2005 as a blank check company, the objective of which is to acquire, through merger, capital stock exchange, asset acquisition or other similar Business Combination (as defined below), one or more businesses in the homeland security, national security and/or command and control industries.

At June 30, 2007, the Company had not yet commenced any commercial operations. All activity through June 30, 2007 relates to the Company’s formation and the public offering described below. The Company has elected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the ‘‘Public Offering’’) was declared effective on April 25, 2007. The Company completed a private placement (the ‘‘Private Placement’’) and received gross proceeds of $1,500,000 on April 25, 2007. The Company consummated the Public Offering on May 1, 2007 and received gross proceeds of $58,500,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the ‘‘Offerings’’) (each as described in Note 2), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, a ‘‘target business’’ shall include an operating business in the homeland security or defense industries, or a combination thereof, and a ‘‘business combination’’ shall mean the acquisition by the Company of such a target business. There is no assurance that the Company will be able to effect a business combination successfully.

Of the proceeds of the Offerings, $58,030,000 was placed in a trust account (‘‘Trust Account’’) at JP MorganChase, New York, New York, maintained by American Stock Transfer & Trust Company, the Company’s transfer agent. This amount includes the net proceeds of the Public Offering and the Private Placement, and $2,340,000 of deferred underwriting compensation fees (the ‘‘Discount’’) which will be paid to Rodman & Renshaw, LLC if, and only if, a business combination is consummated. The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by our stockholders. Up to $1,500,000 of interest income on the Trust Account may be used to fund the Company’s working capital requirements including payments for legal, accounting, due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Income Taxes

The Company recorded a deferred tax asset of $49,181 at December 31, 2006 for the tax effect of temporary differences, aggregating $144,650 for the period ending on December 31, 2006. In recognition of the uncertainty regarding the ultimate amount of income tax benefits it will realize, the Company has recorded a valuation allowance equal to 100% of the deferred tax asset at December 31, 2006.

On January 1, 2007 the company adopted, FASB Issue Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoptions of ‘‘FIN 48’’ had no effect on our financial condition or results of operation.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Income (Loss) Per Common Share

Income (Loss) per share has been computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

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

2. Offerings	On April 25, 2007 the Company sold 187,500 units in a Private Placement, and on May 1, 2007 the Company sold 7,312,500 units in a Public Offering collectivity (the

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

The Company will use its best efforts to cause a registration statement to become effective on or prior to the commencement of the Warrant exercise period and to maintain the effectiveness of such registration statement until the expiration of the Warrants The Warrants may not be exercised in the absence of an effective registration statement, and, in the event that the Company is unable to maintain the effectiveness of such registration statement until the expiration of the Warrants, and therefore is unable to deliver registered shares, the Warrants may expire unexercised and worthless. In no event will the Company be required to net-cash settle the Warrants. Accordingly, the Company has determined that the Warrants should be classified in stockholders’ equity upon issuance in accordance with the guidance in EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’.

3. Deferred Offering Costs	Deferred offering costs consist of legal, auditing, regulatory filing, underwriting fees and other costs incurred related to the Proposed Offerings that were charged to stockholders’ equity upon receipt of the capital raised.

4. Advances from Stockholder	In March 2006 and in September 2006 a stockholder advanced the Company a total of $8,820 and $22,950 respectively for operating expenses. The advance is non-interest bearing and is due on demand.

5. Notes Payable, Stockholders	In addition to their purchase of the Company’s common stock, two of the Company’s stockholders and officers advanced the Company an aggregate of $205,000 in exchange for unsecured promissory notes. The notes bear interest at a rate of 4% per annum with principal and accrued interest due no later than the first anniversary of the initial public offering of the Company.

The Company issued two additional notes with an aggregate principal amount of $143,791 to SCP Private Equity Management Company, LLC. The notes bear interest at a rate of 5.5% per annum with principal and accrued interest due no later than the first anniversary of the initial public offering of the Company.

Due to the short-term nature of the notes, the fair value of the notes approximates their carrying value.

6. Per Share Information	In accordance with SFAS No. 128, ‘‘Earnings Per Share,’’ basic earnings per common share (‘‘Basic EPS’’) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted earnings per common share (‘‘Diluted EPS’’) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Statements of Income.

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended June 30		Six Months Ended June 30		For the period from July 19, 2005 (inception) to June 30, 2007
	2007	2006	2007	2006
Numerator:
Net Income (Loss)	$203,622	$(12,984)	$176,680	$(22,570)	$255,768
Denominator:
Weighted-average common shares outstanding	6,887,500	1,875,000	4,381,250	1,875,000	2,509,494
Dilutive effect of warrants	1,859,032	—	934,651	—	237,935
Weighted-average common shares outstanding, assuming dilution	8,746,532	1,875,000	5,315,901	1,875,000	2,747,429
Net Income (Loss) Per Share:
Basic	$0.05	$(0.01)	$0.03	$(0.01)	$0.01
Diluted	$0.04	$(0.01)	$0.03	$(0.01)	$0.01

7. Commitments	In connection with the Public Offering the Company sold to the representative of the underwriter, for $100, an option to purchase up to a total of 731,250 Units. The Units issuable upon exercise of this option are identical to those offered to the public, except that the Warrants underlying this option are exercisable at $5.50 (110% of the exercise price of the Warrants included in the units sold in the Public Offering). This option is exercisable at $8.80 per unit commencing on the later of the consummation of a Business Combination and one year from the date of offerings and expiring five years from the date of offerings. The option and the 731,250 units, the 731,250 shares of common stock and the 731,250

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

The Company accounted for this purchase option as a cost of raising capital and will include the instrument as equity in the financial statements. Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company estimated, based upon a Black-Scholes model, that the fair value of the purchase option on the date of sale is approximately $3.40 per unit (or $2,486,250 in the aggregate), using an expected life of 5 years, volatility of 44%, and a risk-free rate of 5%. However, because the Company’s units did not have a trading history, the volatility assumption was based on information then available to management. The volatility estimate is derived using historical data of public companies in the proposed industry. The Company believes the volatility estimate calculated from these companies is a reasonable benchmark to use in estimating the expected volatility of our units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Combination with the prescribed time period and it liquidates, the option will become worthless.

The Company has engaged the representative of the underwriters, on a non-exclusive basis, as an agent for the solicitation of target for a Business Combination. The Company has agreed to pay the representative of the underwriters a transaction fee in cash equal to 3% of the aggregate consideration paid by the Company in a Business Combination with a target business the representative of the underwriters introduces to the Company, if such Business Combination is consummated within twenty-four months of such introduction.

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

Overview

Vector Intersect Security Acquisition Corp. is a blank check company organized under the laws of the State of Delaware on July 19, 2005. We were formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the homeland security, national security and/or command and control industries or businesses relating to the manufacture of products for use in such industries. As of June 30, 2007, our efforts had been limited to organizational activities. We intend to utilize our cash derived from the net proceeds of our offering, our authorized and unissued shares of common and preferred stock, debt or a combination thereof to effect a business combination. We do not have any specific business combination under consideration, and, as of June 30, 2007, we had not had any discussions with any target business regarding a possible business combination and, our officers and directors have agreed that they will not recommend to our shareholders that they approve a business combination with an entity that is affiliated with any of our officers or directors, or that is an entity in which any of our officers or directors, or any of their respective affiliates, has a direct or indirect investment. Our officers and directors have agreed not to recommend to our shareholders a business combination with an entity with which they are affiliated to prevent a conflict of interest from developing that could lead to liability for us in the future.

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

Results of Operations for the Three Month Period ended June 30, 2007

We reported net income of $203,622 for the three-month period ended June 30 2007. We incurred a net loss of $12,984 for the three-month period ended June 30, 2006. Until we enter into a business combination, we will not have revenues.

Overall, for the quarter ended June 30, 2007, we incurred $50,658 of consulting and professional fees, $0 franchise taxes, $21,609 of insurance expense, $15,000 of rent expense and other operating costs of $12,902. For the quarter ended June 30, 2006, we incurred $11,131 of consulting and professional fees, $1,500 of franchise taxes, $119 of insurance expense, $0 of rent expense and other operating costs of $235.

Our trust account earned interest of $324,434 for the three months ended June 30, 2007, and our funds outside of the trust account earned interest of $0. No interest was earned in the three months ended June 30, 2006 since we had not yet consummated our initial public offering and private placement.

Results of Operations for the Six Month Period ended June 30, 2007

We reported net income of $176,680 for the six month period ended June 30 2007. We incurred a net loss of $22,570 for the six month period ended June 30, 2006. Until we enter into a business combination, we will not have revenues.

Overall, for the six month period ended June 30, 2007, we incurred $59,015 of consulting and professional fees, $750 of franchise tax, $21,609 of insurance expense, $30,000 of rent expense and other operating costs of $12,902. For the six month period ended June 30, 2006, we incurred $18,631 of consulting and professional fees, $1,500 of franchise taxes, $119 of insurance expense, $0 of rent expense and other operating costs of $235.

Our trust account earned interest of $324,434 for the six months ended June 30, 2007, and our funds outside of the trust account earned interest of $0. No interest was earned in the three months ended June 30, 2006 since we had not yet consummated our initial public offering and private placement.

Liquidity and Capital Resources

On April 25, 2007, we completed a private placement of 187,500 units to our Chief Executive Officer and one of our directors and received net proceeds of $1.5 million. On May 1, 2007, we consummated our initial public offering of 7,312,500 units. Each unit in both the private placement and the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.

The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $4.0 million, including underwriting discounts of approximately $3.5 million, were approximately $54.5 million. Approximately $58.0 million of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. Except for $1.5 million in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The trust account also contains approximately $2.3 million of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 19, 2005 (the date of our inception) through June 30, 2007, we had operating expenses of approximately $406,879 and deferred offering costs of approximately $0. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of June 30, 2007, we had approximately $58,213,919 held in the trust account, which includes deferred underwriting fees of approximately $2.3 million. Additionally, as of June 30, 2007, we have approximately $163,302 outside the trust account to fund our working capital requirements.

On May 1, 2007, we entered into a $500,000 revolving credit agreement with SCP Private Equity Management Company, LLC, of which our Chief Executive officer and one of our directors are members. Any amounts outstanding under the revolving credit agreement will bear interest at a rate of 5.5% per year. Any funds outstanding under the revolving credit agreement will become due and payable by us upon our consummation of a business combination. As of June 30, 2007, we not borrowed any amounts under this facility.

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

Assuming the release of the full amount of the interest we are entitled to receive from the trust account, we believe we will have sufficient available funds outside of the trust account to operate through May 1, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

From May 1, 2007 to June 30, 2007, we incurred total operating expenses of approximately $100,169.

Our accrued expenses, as of June 30, 2007, which includes accruals of approximately $5,000 for professional fees associated with attorneys, accountants and bankers and related expenses.

Commencing on April 25, 2007 we began incurring a fee of approximately $7,500 per month for office space. We pay consultants approximately $12,000 per month for services in connection with Vector’s reporting obligations and in connection with Vector’s search for a target business.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was made under the supervision and with the participation of our management, including our Chief Executive Officer. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.    CONTROLS AND PROCEDURES

Not Applicable.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled ‘‘Risk Factors’’ in our Prospectus on Form 424(b)(3), filed on April 26, 2007, which could materially affect our business, financial condition or future results. The risks described in our Prospectus are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

We incurred a total of $3,510,000 in underwriting discounts and commissions and placement agent fees, of which $2,340,000 has been placed in the trust account. Such portion of the underwriter’s compensation will only be paid to the underwriters in the event that we consummate a business combination. The total expenses in connection with the sale of our units in the private placement and the initial public offering were $1,678,843. No expenses of the offering were paid to any of our directors or officers or any of their respective affiliates. All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

After deducting the underwriting discounts and commissions, placement agent fees and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $60,000,000, of which approximately $58,030,000 (or $7.62 per unit sold in the offering) was deposited into a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $1,500,000 of the interest earned on the trust account to fund our working capital prior to a business combination. As of June 30, 2007, there was approximately $58,030,000 held in the trust account, which includes deferred underwriting fees of $2,340,000 (including deferred interest).

Overall, for the quarter ended June 30, 2007, we used the following from the proceeds of the offering: $50,658 of consulting and professional fees, $21,609 of insurance expense, $15,000 of rent expense and other operating costs of $12,902.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive, Accounting and Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR INTERSECT SECURITY ACQUISITION CORP.
August 20, 2007	By:	/s/ Yaron Eitan
Yaron Eitan Chief Executive Officer (Principal Executive, Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive, Accounting and Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.