Form 10-Q
period 2007-09-30
Vector Intersect Security Acquisition Corp.
filed 2007-11-14
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

There were 9,375,000 shares of the Registrant’s common stock issued and outstanding as of November 14, 2007.

Vector Intersect Security Acquisition Corp.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Balance Sheet

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$244,364	$24,279
Investment in trust account	58,280,433	—
Prepaid Expenses	122,778	—
Total current assets	58,647,575	24,279
Deferred offering costs	—	432,338
Total assets	$58,647,575	$456,617
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Deferred underwriting fees	2,340,000	—
Accounts payable and accrued expenses	59,697	182,550
Accrued interest on notes payable, stockholders	17,414	13,157
Income taxes payable	121,500	—
Due to stockholders	8,820	31,769
Notes payable, stockholders	205,000	348,791
Total current liabilities	2,752,432	576,267
Common Stock, subject to possible redemption, 1,462,499 shares, at redemption price of $7.62 per share	$11,144,242	$—
Commitments and Contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value
Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value Authorized 50,000,000 shares Issued and outstanding 1,875,000 shares and 9,375,000 at December 31, 2006 and September 30,, 2007	9,375	1,875
Additional paid-in-capital	44,439,734	23,125
Earning (Deficit) accumulated during the development stage	301,792	(144,650)
Total stockholders’ equity (deficit)	44,750,901	(119,650)
Total liabilities and stockholders’ equity (deficit)	$58,647,575	$456,617

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Statement of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended		For the period from July 19, 2005 (inception) to September 30, 2007
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest Income	$861,202	$—	$518,768	$—	$861,202
Operating expenses	267,107	46,849	142,832	27,072	398,600
Income (loss) before interest expense and income taxes	$594,094	$(46,849)	$375,936	$(27,072)	$462,601
Interest expense – related party	26,152	7,253	15,073	4,460	39,309
Income before provision for income taxes	$567,943	$(54,102)	$360,863	$(31,532)	$423,293
Provision for income taxes	$121,500		$—	$—	$121,500
Net income (loss) for the period	$446,443	$(54,102)	$269,763	$(31,532)	$301,793
Weighted average shares outstanding –				0
basic	6,082,418	1,875,000	9,375,000	1,875,000	2,509,494
diluted	7,411,104	1,875,000	11,759,038	1,875,000	2,961,214
Net income (loss) per share – Basic	$0.09	$(0.03)	$0.04	$(0.02)	$0.17
Net income (loss) per share – Diluted	$0.08	$(0.03)	$0.03	$(0.02)	$0.14

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Statement of Stockholders Equity (deficit)

	Common Stock		Additional Paid-in capital	Deficiency Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2005	1,875,000	$1,875	$23,125	$(67,116)	$(42,116)
Net loss for the period	—	—	—	(77,534)	(77,534)
Balances at December 31, 2006	1,875,000	1,875	23,125	(144,650)	(119,650)
Private placement – April 25, 2007	187,500	187	1,499,814		1,500,000
Common shares issued September 30, 2007 @ $8 per share	7,312,500	7,314	58,492,687		58,500,000
Expenses of the Offering			(4,431,649)		(4,431,649)
Proceeds subject to possible redemption of 1,462,499 shares			(11,144,242)		(11,144,242)
Net income for the period				446,443	446,443
Balances at September 30, 2007	$9,375,000	$9,375	$44,439,734	$301,793	$44,750,902

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Statement of Cash Flows
(Unaudited)

	Nine Months Ended		For the period from July 19, 2005 (inception) to September 30, 2007
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$446,443	$(54,102)	$301,793
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in:
Insurance premium refund receivable		18,903
Accounts payable and accrued expenses	(122,853)	(50,867)	59,697
Prepaid Expenses	(122,778)		(122,778)
Income taxes payable	121,500		121,500
Accrued interest on notes payable, stockholders	4,257	10,259	17,413
Net cash provided by (used in) operating activities	326,569	(75,807)	377,626
Cash flows from Investment activities:
Payment to trust account	(58,280,433)	—	(58,280,433)
Net cash used in investing activities	(58,280,433)	—	(58,213,919)
Cash flows from financing activities:
Payment of deferred expenses related to initial public offering	—	—
Proceeds from advances from stockholder	(22,949)	8,820	8,820
Proceeds from sale of shares of common stock	—		25,000
Proceeds from notes payable, stockholders	(143,791)	143,791	205,000
Proceeds from private placement	1,500,000		1,500,000
Proceeds from initial public offering	58,500,000		58,500,000
Payment of expenses of offering	(1,659,311)	(57,291)	(2,091,648)
Net cash provided by (used in) financing activities	58,173,949	95,320	58,147,172
Net increase in cash	220,086	19,513	244,364
Cash at the beginning of the period	24,279	9,661	—
Cash at the end of the period	$244,365	$29,174	$244,364
Supplemental Disclosure of non-cash financing activities
Accrual of deferred offering costs	$2,340,000	$—	$2,489,782

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a development stage company)

Notes to Condensed Financial Statements
September 30, 2007

1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies	Basis of Presentation
The financial statements of Vector Intersect Security Acquisition Corporation (the ‘‘Company’’) at September 30, 2007, for the three and nine months ended September 30, 2007 and 2006, and for the period from July 19, 2005 (inception) to September 30, 2007, are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations and its cash flows for the three and nine months ended September 30, 2007 and 2006, and for the period of from July 19, 2005 (inception) to September 30, 2007. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The balance sheet at December 31, 2006 has been derived from the audited financial statements.

Vector Intersect Security Acquisition Corporation (the ‘‘Company’’) was incorporated in Delaware on July 19, 2005 as a blank check company. Its objective is to acquire, through merger, capital stock exchange, asset acquisition or other similar Business Combination (as defined below), one or more businesses in the homeland security, national security and/or command and control industries.

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

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event (i) the Business Combination is not approved by a majority of the shares of common stock or (ii) 20% or more of the shares of common stock held by the public stockholders vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

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

The Company will use its best efforts to cause a registration statement to become effective on or prior to the commencement of the Warrant exercise period and to maintain the effectiveness of such registration statement until the expiration of the Warrants. The Warrants may not be exercised in the absence of an effective registration statement, and, in the event that the Company is unable to maintain the effectiveness of such registration statement until the expiration of the Warrants, and therefore is unable to deliver registered shares, the Warrants may expire unexercised and worthless. In no event will the Company be required to net-cash settle the Warrants. Accordingly, the Company has determined that the Warrants should be classified in stockholders’ equity upon issuance in accordance with the guidance in EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’.

3. Deferred Offering Costs	Deferred offering costs consist of legal, auditing, regulatory filing, underwriting fees and other costs incurred related to the Proposed Offerings that were charged to stockholders’ equity upon receipt of the capital raised.

4. Advances from Stockholder	In March 2006 and in September 2006, a stockholder advanced the Company a total of $8,820 and $22,950 respectively for operating expenses. The advance is non-interest bearing and is due on demand.

5. Notes Payable, Stockholders	In addition to their purchase of the Company’s common stock, two of the Company’s stockholders and officers advanced the Company an aggregate of $205,000 in exchange for unsecured promissory notes. The notes bear interest at a rate of 4% per annum with principal and accrued interest due no later than the first anniversary of the initial public offering of the Company.

The Company issued two additional notes with an aggregate principal amount of $143,791 to SCP Private Equity Management Company, LLC. The notes bear interest at a rate of 5.5% per annum with principal and accrued interest due no later than the first anniversary of the initial public offering of the Company.

Due to the short-term nature of the notes, the fair value of the notes approximates their carrying value.

6. Per Share Information	In accordance with SFAS No. 128, ‘‘Earnings Per Share,’’ basic income per common share (‘‘Basic EPS’’) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted income per common share (‘‘Diluted EPS’’) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Statements of Income.

The following table sets forth the computation of basic and diluted per share information

	Three Months Ended September 30		Nine Months Ended September 30		For the period from July 19, 2005 (inception) to September 30, 2007
	2007	2006	2007	2006
Numerator:
Net Income (Loss)	$269,763	$(31,532)	$446,443	$(54,102)	$301,793
Denominator:
Weighted-average common shares outstanding	6,082,418	1,875,000	9,375,000	1,875,000	2,509,494
Dilutive effect of warrants	1,328,686	—	2,384,038	—	451,720
Weighted-average common shares outstanding, assuming dilution	7,411,104	1,875,000	11,759,038	1,875,000	2,961,214
Net Income (Loss) Per Share:
Basic	$0.03	$(0.02)	$0.07	$(0.03)	$0.12
Diluted	$0.02	$(0.02)	$0.06	$(0.03)	$0.10

7. Commitments	In connection with the Public Offering the Company sold to the representative of the underwriter, for $100, an option to purchase up to a total of 731,250 Units. The Units issuable upon exercise of this option are identical to those offered to the public, except that the Warrants underlying this option are exercisable at $5.50 (110% of the exercise price of the Warrants included in the units sold in the Public Offering). This option is exercisable at $8.80 per unit commencing on the later of the consummation of a Business Combination and one year from the date of offerings and expiring five years from the date of offerings. The option and the 731,250 units, the 731,250 shares of common stock and the 731,250 Warrants underlying such units, and the 731,250 shares of common stock underlying such Warrants, have been deemed compensation by the National Association of Securities Dealers (‘‘NASD’’) and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of offerings. However, the option may be transferred to any underwriter and selected dealers participating in the offering and their bona fide officers or partners.

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

On May 1, 2007, the Company entered into a $500,000 revolving credit agreement with SCP Private Equity Management Company, LLC, of which the Company’s Chief Executive officer and one of its directors are members. Any amounts outstanding under the revolving credit agreement will bear interest at a rate of 5.5% per year. Any funds outstanding under the revolving credit agreement will become due and payable by the Company upon our consummation of a business combination. As of September 30, 2007, the Company has not borrowed any amounts under this facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vector Intersect Security Acquisition Corp. is a blank check company organized under the laws of the State of Delaware on July 19, 2005. We were formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the homeland security, national security and/or command and control industries or businesses relating to the manufacture of products for use in such industries. As of September 30, 2007, our efforts had been limited to organizational activities. We intend to utilize our cash derived from the net proceeds of our offering, our authorized and unissued shares of common and preferred stock, debt or a combination thereof to effect a business combination. We do not have any specific business combination under consideration and our officers and directors have agreed that they will not recommend to our shareholders that they approve a business combination with an entity that is affiliated with any of our officers or directors, or that is an entity in which any of our officers or directors, or any of their respective affiliates, has a direct or indirect investment. Our officers and directors have agreed not to recommend to our shareholders a business combination with an entity with which they are affiliated to prevent a conflict of interest from developing that could lead to liability for us in the future.

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

Results of Operations for the Three Month Period ended September 30, 2007

We reported net income of $269,763 for the three-month period ended September 30, 2007. We incurred a net loss of $31,532 for the three-month period ended September 30, 2006. Until we enter into a business combination, we will not have revenues.

Overall, for the quarter ended September 30, 2007, we incurred $92,235 of consulting and professional fees, $0 franchise taxes, $28,333 of insurance expense, $15,256 of rent expense and other operating costs of $18,453. For the quarter ended September 30, 2006, we incurred $7,500 of consulting and professional fees, $0 of franchise taxes, $0 of insurance expense, $15,000 of rent expense and other operating costs of $106.

Our trust account earned interest of $518,768 for the three months ended September 30, 2007, and our funds outside of the trust account earned interest of $0. No interest was earned in the three months ended September 30, 2006 since we had not yet consummated our initial public offering and private placement.

Results of Operations for the Nine Month Period ended September 30, 2007

We reported net income of $446,443 for the nine month period ended September 30, 2007. We incurred a net loss of $54,102 for the nine month period ended September 30, 2006. Until we enter into a business combination, we will not have revenues.

Overall, for the nine month period ended September 30, 2007, we incurred $151,250 of consulting and professional fees, $750 of franchise tax, $49,942 of insurance expense, $45,256 of rent expense and other operating costs of $31,355. For the nine month period ended September 30, 2006, we incurred $26,131 of consulting and professional fees, $1,500 of franchise taxes, $(119) of insurance expense, $15,000 of rent expense and other operating costs of $(235).

Our trust account earned interest of $861,202 for the nine months ended September 30, 2007, and our funds outside of the trust account earned interest of $0. No interest was earned in the three months ended September 30, 2006 since we had not yet consummated our initial public offering and private placement.

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

The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $4.0 million, including underwriting discounts of approximately $3.5 million, were approximately $54.5 million. Approximately $58.0 million of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. Except for $1.5 million in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The trust account also contains approximately $2.3 million of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 19, 2005 (the date of our inception) through September 30, 2007, we had operating expenses of approximately $398,600 and deferred offering costs of approximately $0. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of September 30, 2007, we had approximately $58,280,432 held in the trust account, which includes deferred underwriting fees of approximately $2,300,000. Additionally, as of September 30, 2007, we have approximately $244,364 outside the trust account to fund our working capital requirements.

On May 1, 2007, we entered into a $500,000 revolving credit agreement with SCP Private Equity Management Company, LLC, of which our Chief Executive officer and one of our directors are members. Any amounts outstanding under the revolving credit agreement will bear interest at a rate of 5.5% per year. Any funds outstanding under the revolving credit agreement will become due and payable by us upon our consummation of a business combination. As of September 30, 2007, we not borrowed any amounts under this facility.

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

Our accrued expenses, as of September 30, 2007 were $5,000, which includes accruals of approximately $5,000 for professional fees associated with attorneys, accountants and bankers and related expenses.

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

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007 was made under the supervision and with the participation of our management, including our Chief Executive Officer. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After deducting the underwriting discounts and commissions, placement agent fees and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $60,000,000, of which approximately $58,030,000 (or $7.62 per unit sold in the offering) was deposited into a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $1,500,000 of the interest earned on the trust account to fund our working capital prior to a business combination. As of September 30, 2007, there was approximately $58,280,432 held in the trust account, which includes deferred underwriting fees of $2,340,000 (including deferred interest).

Overall, for the quarter ended September 30, 2007, we used the following from the proceeds of the offering: $92,235 of consulting and professional fees, $28,333 of insurance expense, $15,256 of rent expense and other operating costs of $18,453.

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

VECTOR INTERSECT SECURITY ACQUISITION CORP.

November 14, 2007	By:	/s/ Yaron Eitan
Yaron Eitan Chief Executive Officer (Principal Executive, Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive, Accounting and Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.