Form 10-K
period 2007-12-31
Vector Intersect Security Acquisition Corp.
filed 2008-04-15
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2007

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from to

Vector Intersect Security Acquisition Corp.
(Name of issuer as specified in its charter)

Delaware	20-3200738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Challenger Road, Ridgefield Park, NJ     07660
        (address of principal executive offices)                (Zip Code)

Registrant’s telephone number, including area code: (201) 708-9801

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Common Stock Purchase Warrants
(Title of Class)

Units consisting of one share of Common Stock and one
Common Stock Purchase Warrant
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer	Accelerated Filer
Non-Accelerated Filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.00.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 9,375,000 at April 11, 2007

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

Item 1.	Business

Overview

Vector Intersect Security Acquisition Corp. (‘‘We’’, ‘‘Us’’, ‘‘Our’’ or ‘‘Vector’’) is a Delaware corporation incorporated on July 19, 2005 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination.

On April 25, 2007, the Company completed a private placement of 187,500 units to Yaron Eitan, the Chief Executive Officer, President and Director, Winston Churchill, the Chairman of the Board and a Director, and SCP Private Equity Management Company LLC, in which Messrs. Eitan and Churchill are members, and received net proceeds of $1,500,000 the (‘‘Private Placement’’). On May 1, 2007, we consummated our initial public offering of 7,312,500 units (the ‘‘Public Offering’’ and together with the Private Placement, the ‘‘Offerings’’). Each unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of July 9, 2007.

Of the proceeds of the Offerings, $58,030,000 was placed in a trust account at JP MorganChase, New York, New York, maintained by American Stock Transfer & Trust Company, the Company’s transfer agent. This amount includes the net proceeds of the Public Offering and the Private Placement and $2,340,000 of deferred underwriting compensation which will be paid to Rodman & Renshaw, LLC (the representative of the underwriters in our initial public offering) if, and only if, a business combination is consummated. The funds in the trust account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the trust account as part of a plan of dissolution and liquidation approved by our stockholders. Up to $1,500,000 of interest income on the trust account may be used to fund the Company’s working capital requirements including payments for legal, accounting, due diligence on prospective acquisitions and continuing general and administrative expenses.

We were formed to focus on identifying one or more prospective target businesses in the homeland security, national security and/or command and control industries or businesses relating to the manufacture of products for use in such industries.

We believe that businesses involved in the homeland security, national security and command and control industries represent attractive acquisition targets for a number of reasons, including:

•	the potential for participating in the large defense and security industry, both domestically and internationally, generally;

•	the increase in global demand for integrated security-related products and services (including command and control systems) since September 11, 2001;

•	the development and applications of new technologies that have the potential to enhance and meet security and defense requirements;

•	the trend towards integrated networked solutions; and

•	the potential increase in cyber-terrorist attacks on an enterprise’s digital assets.

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business or businesses with a collective fair market value of at least equal to 80% of our net assets (excluding any funds held in the trust account for the benefit of the underwriters) at the time of such acquisition. If we acquire less than 100% of a target business (but in no event will we acquire less than 50% of such target business), the 80% of net assets test will be calculated based only on that portion of the business that we acquire, and not the value of the entire business. As used in this Annual Report on Form 10-K, a ‘‘target business’’ shall mean an operating business based either in the United States or abroad that conducts business in the homeland security, national security or command and control industries or businesses relating to the manufacture of products for use in such industries and a ‘‘business combination’’ shall mean the acquisition by us of one or more target businesses. We may further seek to acquire a target business that has a fair market value significantly in excess of 80% of our net assets (excluding any funds held in the trust account for the benefit of the underwriters). In order to do so, we could seek to raise additional funds through a private offering of debt or equity securities and/or any other methods of financing. Any financing arrangement would only be consummated simultaneously with the consummation of the business combination. If we are unable to consummate a business combination by November 1, 2008, or by May 1, 2009 if the extension criteria described below have been satisfied, we will implement a plan of dissolution and distribution which will include the liquidation of our trust account to our public stockholders.

On February 14, 2008, Vector and its newly-formed, wholly-owned subsidiary Cyalume Acquisition Corp. (‘‘Merger Subsidiary’’), entered into a stock purchase agreement with Cyalume Technologies, Inc. (‘‘Cyalume’’) and GMS Acquisition Partners Holdings, LLC (‘‘Seller’’), which owns 100% of the issued and outstanding equity securities of Cyalume, pursuant to which the Merger Subsidiary will merge with and into Cyalume, resulting in Cyalume becoming a wholly-owned subsidiary of Vector. The total merger consideration is approximately $120,000,000, which consists of the repayment of certain debts in cash, the payment in cash of certain preferred obligations, the issuance of 1,882,058 shares of the Company’s common stock (valued at $7.97 per share), and in the event such amounts are not equal to $120,000,000, shares of the Company’s common stock valued at $7.97 per share so that the total consideration equals $120,000,000 (currently estimated to be an additional 4,970,000 shares). The purchase price will be adjusted based on net working capital on the closing date. If net working capital is above $9,000,000, then the Company must make a payment to the Seller, on a dollar for dollar basis, for the amount the net working capital that exceeds $9,000,000 in shares of the Company’s common stock (value at $7.97 per share). If the net working capital is below $7,000,000 then the Company will be entitled to receive for cancellation shares of the Company’s common stock paid as part of the transaction consideration that is in escrow (with each share valued at $7.97). On the closing date, 1,505,646 shares of the Company’s common stock to be issued as part of the merger consideration will be placed in an escrow account. The amount held in escrow will be available for any purchase price adjustment and/or indemnification obligation of Seller.

At the closing of the transaction, the Company and Seller’s members will enter into an investor rights agreement, which will allow (i) the majority holders of Cova Small Cap Holdings LLC an investor in Cyalume’s parent entity to nominate (a) two persons for election to the Company’s Board of Directors post transaction for so long as Cova Small Cap owns 12.5% of the Company’s outstanding common stock, and (b) one person to the Company’s Board of Directors post transaction for so long as Cova Small Cap owns over 10% but less than 12.5% of the Company’s outstanding common stock, and (ii) the majority holders of Kline Hawkes Pacific Friends Fund, LLC and Kline Hawkes Pacific, L.P. each of which is an investor in Cyalume’s parent entity to nominate one person for election to the Company’s Board of Directors post transaction for so long as Kline Hawkes Pacific Friends owns 10% of the Company’s outstanding common stock. The agreement will also provide for demand and piggy-back registration rights of the securities. Each member of Seller will also agree not to dispose of the securities to be held by such member as follows: (i) 20% of the common stock will not be disposed of until 120 days following the closing date: (ii) additional 20% of the common stock will not be disposed of until 150 days following the closing date; and (iii) the remaining 60% will not be disposed of until 180 days following the closing date.

Pursuant to our certificate of incorporation, the merger is subject to the approval of our stockholders. Vector will file a preliminary proxy statement/prospectus with the SEC relating to the merger.

Government regulation

Companies involved in the security industry often sell products to federal, state or local governments, as well as to foreign governments. Government contracts often contain provisions that give the governments that are party to those contracts certain rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to: (i) terminate or cancel existing contracts for convenience; (ii) in the case of the United States government, suspend the contracting company from doing business with a foreign government or prevent the company from selling its products in certain countries; (iii) audit and object to the company’s contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in the company’s contracts, including changes that would reduce the value of its contracts. In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them.

Cyalume does business with the United States military and its contracts contain some or all of the provisions described above.

Effecting a business combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time until we enter into a business combination. We intend to utilize cash derived from the proceeds of the private placement consummated on April 25, 2007 and the initial public offering of our securities consummated on May 1, 2007, our capital stock, debt or a combination of these in effecting a business combination.

If we do not consummate the acquisition of Cyalume, we may seek another target business to acquire, assuming that we have sufficient time to do so

If we do not acquire Cyalume pursuant to the merger of Cyalume into our subsidiary, we will seek an alternative business combination. As provided in our charter, we are required, by November 1, 2008, to consummate a business combination or enter a letter of intent, agreement in principle or definitive agreement, in which case we would be allowed an additional six months to complete the transactions contemplated by such agreement. Under our Fourth Amended and Restated Certificate of Incorporation as currently in effect, if we do not acquire at least majority control of a target business by May 1, 2009, we will dissolve and distribute to our public stockholders the amount in the trust account plus any remaining net assets.

In any liquidation, the funds held in the trust account, plus any interest earned thereon (net of taxes payable), together with any remaining out-of-trust net assets, will be distributed pro rata to our common stockholders who hold shares issued in our initial public offering.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a collective fair market value that is at least 80% of our net assets at the time of such acquisition, our management had virtually unrestricted flexibility in identifying and selecting a target business in the homeland security, national security and command and control industries or businesses relating to the manufacture of products for use in such industries. In evaluating a prospective target business, our management conducted business, legal and accounting due diligence on such target business and considered, among other factors, the following:

•	Financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	Existing sales and marketing channels;

•	key customer relationships and goodwill;

•	capital requirements;

•	competitive position;

•	barriers to entry into the security and related industries;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

Vector anticipates that it will incur total transaction costs of approximately $3.0 million in connection with the acquisition of Cyalume. Such costs do not include those transaction costs of approximately $1.0 million to be incurred by Cyalume (related primarily to anticipated attorney, brokerage and accounting fees). Of the $3.0 million of Vector anticipated transaction costs, approximately $1.2 million relate to certain SMH Capital advisory fees which are contingent upon the closing of the transaction. Approximately $0.1 million of the $3.0 million in non-contingent anticipated costs had been incurred and recorded as of December 31, 2007. The $1.8 million primarily relates to Loeb & Loeb legal expenses, fees for ValueScope fairness opinion, accountants and valuation consultants’ fees, road show expenses, printer fees and other miscellaneous expenses. Vector expects to incur the remaining anticipated non-contingent transaction costs of $1.8 million over the first two quarters of 2008. Vector anticipates that it will need approximately $35.0 in financing to consummate the transaction.

Fair market value of target business

The target business that we acquire must have a collective fair market value equal to at least 80% of our net assets at the time of such acquisition, including any amount held in the trust fund subject to the redemption rights described below, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. To this end, we may seek to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate such a business combination. Any financing arrangement would only be consummated simultaneously with the consummation of the business combination. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine the fair market value of a target business, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that the fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value. However, we have agreed not to consummate a business combination with an entity which is affiliated with any of our existing stockholders unless we obtain a fairness opinion from an independent investment banking firm.

Based on the financial analysis of Cyalume generally used to approve the transaction, Vector’s Board of Directors determined that this requirement was met and exceeded. The consideration being paid to Cyalume’s security holders, is, at minimum, $80.4 million and 4,970,765 shares of Vector’s common stock. Based on the closing price of Vector’s common stock on February 13, 2008, the trading day before the Stock Purchase Agreement was signed, the fair market value of the common stock to be issued to Cyalume’s stockholders is $36.8 million ($7.40 per share), for a total consideration of $117.2 million, which is over 200% of Vector’s net assets at the time that the letter of intent was executed. Vector’s Board of Directors believes that the amount being paid is fair, from a financial point of view and such amount is greater than required pursuant to the 80% test. Vector’s preliminary proxy statement relating to the transaction will contain more information relating to the transaction.

Possible lack of business diversification

While we may seek to effect a business combination with more than one target business, our initial business combination must be with one or more target businesses which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is likely that we will have the ability to effect only one business combination, although this may entail simultaneous acquisitions of several entities at the same time. To effect a business combination involving the acquisition of more than one target business involves entering into separate purchase agreements with different entities to acquire their respective equity or assets with the consummation of each transaction being contingent upon simultaneous closings. We may not be able to acquire more than one target business because of various factors, including possible complex domestic or international accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and other legal issues and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings, with respect to the acquisition of one or more of the target businesses, would not be satisfied, resulting in the fair market value of the initial business combination being below the required fair market value of 80% of net assets threshold (excluding any funds held in the trust account for the benefit of the underwriters). Accordingly, for an indefinite period of time, the prospects for our future viability may entirely depend on the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries, or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•	Subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	Result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Additionally, since our business combination may entail the simultaneous acquisitions of several entities at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their entities is contingent upon the simultaneous closings of the other acquisitions.

Limited ability to evaluate the target business’ management

Although Vector closely examined the management of Cyalume, Vector cannot assure you that its assessment of Cyalume’s management will prove to be correct, or that future management will have the necessary skills, qualifications or abilities to manage its business successfully. Assuming Vector acquires Cyalume, all of the serving management of Cyalume will be involved with the management of Cyalume post acquisition and will for the most part run its day to day operations. Vector’s current Board of Directors will remain directors of Vector subsequent to the acquisition.

Derek Dunaway, one of Vector’s consultants, has been appointed the President of Cyalume, pending consummation of the transaction. It is also anticipated that Vector’s current CFO, CTO and VP of Military Sales will enter into employment agreements with Vector post merger, though the terms of such agreements have not yet been determined. All the employment agreements will be approved by the Compensation Committee of Vector’s Board of Directors that will be formed after the closing of the merger.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our stockholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such that it would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business (or businesses) based on United States generally accepted accounting principles.

In connection with the vote required for any business combination, all of our officers and directors have agreed to vote their respective shares of common stock owned by them immediately prior to the initial public offering and the private placement in accordance with the majority of the shares of common stock voted by the public stockholders. Our officers and directors, and their respective affiliates who own our securities, have agreed to vote all the shares of our common stock acquired in the private placement or in the aftermarket in favor of any transaction that our officers negotiate and present for approval to our stockholders. We will proceed with the business combination only if a majority of the shares of common stock of the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the initial public offering and the private placement exercise their redemption rights.

Redemption rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination, net of taxes payable and any amounts previously released to us for working capital and to repay management loans), divided by the number of shares sold in our initial public offering. Without taking into any account interest earned on the trust account (and excluding any funds held in the trust account for the benefit of the underwriters), the initial per-share redemption price (based upon amounts originally placed in the trust account, assuming that the trust account is not reduced due to the claims of creditors) would be approximately $7.94, or approximately $0.06 less than the per-unit offering price of $8.00. An eligible stockholder will be able to request redemption in accordance with the instructions provided in the proxy statement at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Stockholders will not be requested to tender their shares of common stock before the business combination is consummated. If the business combination is consummated, redeeming stockholders will be sent instructions on how to tender their share of common stock and when they should expect to receive the redemption amount. If a stockholder votes against the business combination but fails to properly exercise his, her or its redemption rights, such stockholder will not have his, her or its shares of common stock redeemed for its pro rata distribution of the trust account. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public stockholders who redeem their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders owning 20% or more of the aggregate number of shares sold in our initial public offering exercise their redemption rights. These redemption provisions, which are contained in our fourth amended and restated certificate of incorporation, cannot be amended without the affirmative vote of 90% of the shares sold in our initial public offering. We view these provisions as obligations to our investors and neither we nor our board of directors will propose, or seek stockholder approval of, any amendment of these provisions.

Plan of Dissolution Liquidation if no business combination

If we do not complete a business combination by November 1, 2008, or by May 1, 2009 if the extension criteria described below have been satisfied, we will dissolve and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes payable and up to $1,500,000 of interest earned on the trust account that may be released to us), plus any remaining net assets. These liquidation provisions, which are contained in the investment management trust agreement, cannot be amended without the affirmative vote of 90% of the public stockholders. The provisions are also set forth in our fourth amended and restated certificate of incorporation, an amendment to which requires the affirmative vote of 90% of the shares sold in our initial public offering. We view these provisions as obligations to our investors and neither we nor our board of directors will propose, or seek stockholder approval of, any amendment of these provisions. In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our fourth amended and restated certificate of incorporation, our board of directors has agreed to dissolve after the expiration of those time periods (assuming that there has been no business combination consummated), and furthermore, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. In the event of our dissolution and distribution of the trust account prior to a business combination, the members of management who have made loans to us will not be entitled to receive any amounts from the trust account with respect to such loans, regardless of whether the loans from management or any accrued interest thereon is still outstanding. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. Subsequent to the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders. Our existing stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our initial public offering and to vote their shares of common stock in favor of any plan of dissolution and distribution which we will submit to a vote of our stockholders. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

If we are unable to consummate a business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $7.94, or approximately $0.06 less than the per-unit offering price of $8.00. Because the initial per-share redemption price is lower than the $8.00 per-unit offering price and may be lower than the market price of the common stock on the date of redemption, there may be a perceived disincentive on the part of public stockholders to exercise their redemption rights. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could be prior to the claims of our public stockholders. In such event, we cannot assure you that the actual per-share liquidation price will not be less than $7.94, plus interest (net of taxes payable, which taxes, if any, shall be paid from the trust account), due to claims of creditors.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to November 1, 2008, but are unable to complete the business combination by such date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by May 1, 2009, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to redeem their respective shares for cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

Competition

Should the acquisition of Cyalume not be consummated, we may encounter intense competition in connection with identifying, evaluating and selecting another target business from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors, which may limit our ability to compete in acquiring certain sizable target businesses. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination and to obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to redeem for cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination;

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•	the requirement to acquire one or more operating businesses that have a fair market value equal to at least 80% of our net assets (excluding any amounts held for the benefit of the underwriters) at the time of the acquisition could require us to acquire several companies or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. We believe, however, that to the extent that a target business (or businesses) is a privately held entity, our status as a well-financed public entity may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination (with Cyalume or otherwise), there will be, in all likelihood, competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two officers, both of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent accountants.

We will not acquire a target business if audited financial statements based on United States generally accepted accounting principles cannot be obtained for such target business. Additionally we will provide stockholders with the foregoing financial information as part of the proxy solicitation materials sent to stockholders to assist them in assessing each specific target business we seek to acquire. We believe that the requirement of having available financial information for the target business may limit the pool of potential target businesses available for acquisition.

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2007. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

There is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 1A.    Risk Factors

Risks associated with our business

If we are forced to dissolve before the completion of a business combination, our public stockholders will receive less than $8.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets (which will include the full amount in the trust account, including $2,340,000, the per-share liquidation distribution received by our stockholders from the trust account will be approximately $7.94 (based upon amounts originally placed in the trust account, assuming that the trust account is not reduced due to the claims of creditors) plus interest, if any (net of taxes payable and up to $1,500,000 of interest earned on the trust account that may be released to us to fund our working capital and repay management loans), our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless, if we liquidate before the completion of a business combination.

Our Stockholders will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial offering are intended to be used to complete a business combination with one or more target businesses that have not been identified, we may be deemed to be a ‘‘blank check’’ company under the United States securities laws. However, since we will have net tangible assets in excess of $5,000,000 upon the successful consummation of our initial offering and have filed a Current Report on Form 8-K with the SEC upon consummation of our initial offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules, such as entitlement to all of the interest earned on the trust account. Because we are not subject to Rule 419, our units will be immediately tradable, and we have a longer period of time, up to 24 months rather than 18 months under Rule 419, to complete a business combination if we have entered into a letter of intent, an agreement in principle or a definitive agreement within 18 months after the consummation of our initial offering.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation or redemption price received by stockholders will be less than approximately $7.94 per share.

Placing funds in trust may not protect those funds from third party claims against us. Although we will seek to have vendors, prospective target businesses or other entities we hire or do business with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or, even if they execute such agreements, that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would consider the alternatives available to us and evaluate if such engagement would be in the best interest of our stockholders. Examples of possible instances where we may engage a third party that has refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In addition, since we currently anticipate complying with Section 281(b) of the Delaware General Corporation Law if we are forced to dissolve, we would be required to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years, which could force us to use monies held in trust to pay creditors in order to dissolve. Accordingly, the proceeds held in trust may be subject to claims that have priority over the claims of our public stockholders and the per-share liquidation and redemption prices could be less than the amount we currently project. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Yaron Eitan has agreed to indemnify us for all claims of vendors, potential target businesses or other persons for services rendered or contracted for or products sold to us to the extent that we fail to obtain valid and enforceable waivers, but only to the extent necessary to ensure that such loss, liability, claim, damage or expense does not reduce the amount in the trust account. Based on information we have obtained from Mr. Eitan, we currently believe that he is of substantial means and capable of funding a shortfall in our trust account even though we have not asked him to reserve for such an eventuality. However, we cannot assure you that he will be able to satisfy those obligations.

In the event that our board of directors recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from our trust account as part of its liquidation could be liable for claims made by creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

We will dissolve and liquidate the trust account if we do not consummate a business combination and our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

We will dissolve and liquidate our trust account to our public stockholders if we do not complete a business combination within 18 months after the consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if certain extension criteria are satisfied). Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with the procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and distribution, we do not intend to follow these procedures. In the event that the board of directors recommends and the stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280 of the Delaware General Corporation Law, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years, which could force us to use monies held in trust to pay the claims of creditors in order to dissolve. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, consultants, analysts, etc.) or potential target businesses. As described above, we intend to have all vendors, prospective target businesses and other persons execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, we believe that it is unlikely that any claim would result in any liability extending to the trust account. However, it is possible that the funds held in the trust account may be subject to the claims or potential claims of creditors, which would reduce the amount available for distribution to our stockholders.

The procedures we must follow under Delaware law and our fourth amended and restated certificate of incorporation if we dissolve and liquidate may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

Pursuant to, among other documents, our fourth amended and restated certificate of incorporation, if we do not complete a business combination within 18 months after the consummation of our initial public offering, or within 24 months after the consummation of our initial public offering if the extension criteria have been satisfied, we will be required to dissolve and liquidate in compliance with the provisions of the Delaware General Corporation Law. In addition, in the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. The procedures required for us to liquidate under the Delaware General Corporation Law, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our fourth amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, in accordance with the provisions of the Delaware General Corporation Law, holders of a majority of all of our outstanding stock (which consists of all outstanding shares of our common stock on the record date of the dissolution vote) must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

The procedures required for us to liquidate under Delaware law, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

We will depend on a line of credit from management and interest earned on the trust account to fund the consummation of a business combination and in the event we dot not acquire Cyalume, our search for a target company

None of the net proceeds of our initial public offering or the private placement were available to us outside the trust account, although our executive officers and directors agreed to forego immediate repayment of their approximately $348,791 principal amount of outstanding loans and entered into a revolving credit agreement with us in the amount of $500,000 at closing to meet our working capital requirements. We have depended and will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we need to search for a target company and consummate a business combination. While we are entitled to the interest earned on the trust account (net of taxes payable), up to a maximum of $1,500,000, for such purpose and to repay working capital loans from management (including pursuant to the line of credit), if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

In the event we do not acquire Cyalume, because there are numerous companies with business plans similar to ours seeking to effectuate business combinations, it may be more difficult for us to identify another target business.

Since August 2003 and through January 2008, based upon publicly available information, approximately 150 similarly structured blank check companies have completed initial public offerings, and numerous others have filed registration statements for initial public offerings. Of these companies, only 75 companies have consummated a business combination, while 23 (not including Vector) other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. While, like us, some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. In the event that we are unable to consummate the acquisition of Cyalume, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which, as a result, would increase demand for privately-held and publicly-held companies to combine with companies structured similarly to ours. We may not be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure our stockholders that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

Vector may choose to redeem its outstanding warrants at a time that is disadvantageous to its warrant holders.

Subject to there being a current prospectus under the Securities Act with respect to the shares of common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable (including any warrants issued upon exercise of Rodman & Renshaw, LLC’s unit purchase option) in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.

Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Vector may not be able to maintain the effectiveness of a registration statement covering the issuance of shares upon exercise of the warrants, in which case our warrant holders may not be able to exercise our warrants or receive a net-cash settlement from us for such warrants.

Holders of our warrants (including the warrants included as part of the units underlying the unit purchase option) will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act relating to the shares of our common stock underlying the warrants is then effective and a current prospectus is then available or such shares are exempt from registration and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed in our warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the warrants following completion of our initial public offering to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot assure you that we will be able to do so. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current. We have no obligation to issue, cash, securities or other compensation in exchange for the warrants in the event that we are unable to register the shares underlying the warrants with the SEC and the warrants may expire unexercised and unredeemed. If and when the warrants become redeemable by us, we may exercise our redemption right even if a registration statement covering the issuance of the shares underlying the warrants is not effective.

Because the warrants we sold in the private placement were issued pursuant to an exemption from the registration requirements under the federal securities laws, the holders of the warrants will be able to exercise their warrants even if, at the time of exercise, a registration statement relating to the common stock issuable upon exercise of such warrants is not current. As a result, the holders of the warrants purchased in the private placement will not have any restrictions with respect to the exercise of their warrants. As described above, the holders of the warrants purchased in our initial public offering will not be able to exercise them unless we have a current registration statement covering the shares issuable upon their exercise.

We cannot guarantee that we will be able to register the shares underlying the warrants under the applicable state securities laws, in which case the holders of such securities may not be able to exercise them.

We have agreed, and therefore have a contractual obligation with which we intend to comply, to use our reasonable efforts to register the shares underlying the warrants under the blue sky laws of the states of residence of the exercising warrant holders, to the extent an exemption is not available to such warrant holder and if permitted by the blue sky laws of such jurisdictions. We will not apply for registration of the shares underlying the warrants in any jurisdiction that does not have as a resident an exercising warrant holder. However, some states may not permit us to register the shares issuable upon exercise of our warrants for sale. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. The value of the warrants will be greatly reduced if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. We have no obligation to issue, cash, securities or other compensation in exchange for the warrants in the event that we are unable register the shares underlying the warrants under applicable state securities laws, and the warrants may expire unexercised and unredeemed. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

Because the warrants we sold in the private placement were issued pursuant to an exemption from the registration requirements under the federal securities laws, the holders of the warrants will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. As a result, the holders of the warrants purchased in the private placement will not have any restrictions with respect to the exercise of their warrants. As described above, the holders of the warrants purchased in our initial public offering will not be able to exercise them unless we have a current registration statement covering the shares issuable upon their exercise.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our fourth amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. As of March 26, 2008 there are 31,662,550 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Rodman & Renshaw, LLC, the representative of the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. We were formed to acquire a business through merger, capital stock exchange or similar business combination and may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	May significantly reduce the equity interest of current stockholders;

•	Could cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	May reduce the prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	Default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•	Acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	Our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	Our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

If we consummate the acquisition of Cyalume, we agreed to issue 4,970,765 of our shares of common stock to the stockholders of Cyalume as partial consideration for the acquisition.

Our ability to successfully effect a business combination and to be successful afterward will depend on the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate. It is also possible that one or more of our current officers and directors will resign upon the consummation of a business combination.

Our ability to successfully effect a business combination will depend on the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect our executive officers to remain associated with us following a business combination, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. If we were to acquire a target business in an all-cash transaction, it would be more likely that current members of management would remain with the combined company if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target business were to control the combined company following a business combination, it would be less likely that our current management would remain with the combined company, unless it had been negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain, if it is believed to be in the best interests of the combined company post-business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, as well as United States securities laws, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may result in our operations becoming less efficient.

Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full-time employees prior to the consummation of a business combination. Our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. While it is our executive officers’ intention to devote substantial business time to identifying potential target businesses (in the event we do not acquire Cyalume) and consummating a business combination, their other business affairs could require them to devote more substantial amounts of time to such affairs, thereby limiting their ability to devote time to our affairs. This could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors are now, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other ‘‘blank check’’ companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. SCP Private Equity Partners II L.P, a venture capital and private equity fund, in which Messrs. Eitan and Churchill hold indirect interests in the general partner, owns a majority of the outstanding equity of DVTel Inc and of XVionics Partners L.P. Mr. Eitan is Chairman of the Board of Directors of DVTel, Inc. Mr. Eitan and Mr. Churchill serve as directors of XVionics Partners L.P. These companies currently conduct business in our target industries. DVTel, Inc. provides software for the monitoring and administration of all video, audio, access control, visitor management, credential creation, analytics and alarm monitoring assets over IP networks. XVionics Partners L.P. is a global defense and aviation technology company which provides fully integrated, combat proven Enterprise Resource Planning and Operations Management Systems at the wing and squadron-level of military aviation organizations around the world. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock which will not participate in the liquidation of the trust account and, therefore, our officers and directors may have a conflict of interest in determining whether or not a particular target business is appropriate for a business combination.

All of our officers and directors own shares of our common stock that were issued in connection with our formation as to which they have waived their right to receive distributions with respect to those shares upon the liquidation of the trust account upon the failure to complete a business combination. Additionally, Yaron Eitan and Winston Churchill have purchased an aggregate of 187,500 units in a private placement that occurred immediately prior to our initial public offering and have waived their liquidation rights with respect to the shares included in such units. The shares owned by our officers and directors and their affiliates will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Members of our management team intend to remain affiliated with us post-business combination and therefore may have a conflict of interest in choosing a target business.

Although we expect members of management team of our target business to remain in place, we expect that certain members of our management, particularly Messrs. Eitan and Churchill, will want to remain associated with us following a business combination as directors, officers or consultants. They and/or other members of our management may attempt to negotiate such retention as a condition to any potential business combination, and they may look unfavorably upon or reject a business combination with a potential target business whose owners refuse to retain members of our management following a business combination.

Our officers and directors own shares that are subject to early release from escrow if a business combination involves a change of control, and, therefore, they may have a conflict of interest in determining how to structure a business combination.

The shares of common stock owned by our existing stockholders prior to our initial public offering have been placed into an escrow account and will only be released one year after we complete a business combination unless the business combination results in a change of control. In such event, the shares will be released from escrow immediately upon the completion of the transaction. Consequently, our officers and directors may have a conflict of interest in determining how to structure, in terms of cash and/or equity, a business combination. A change of control for this purpose means a consolidation or merger where our stockholders immediately prior to such transaction hold less than 50% of the voting stock of the surviving entity.

Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the funds outside the trust account, unless the business combination is consummated and, therefore, they may have a conflict of interest in determining whether or not a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our existing stockholders, including all of our officers and directors, will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available funds outside the trust account and the portion of the interest earned on the trust account released to us (which because interest rates are unknown, may be insufficient to fund all of our working capital requirements) unless the business combination is consummated. The personal and financial interest of our officers and directors could influence their motivation in selecting a target business and, thus, there may be a conflict of interest when determining whether or not a particular business combination is in the stockholders’ best interest.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of the initial public offering and the private placement will be sufficient to allow us to consummate a business combination, as we have not yet completed an acquisition, we cannot ascertain the capital requirements for any particular transaction, although it is clear that if we proceed with the transaction with Cyalume, we will need additional financing. If we have insufficient funds, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business (including interest earned on the trust account released to us), or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure our stockholders that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not in the trust account (including amounts we borrow, if any) to make a deposit, down payment or fund a ‘‘no-shop’’ provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination by November 1, 2008, or by May 1, 2009 if the extension criteria have been satisfied and would be forced to liquidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business and our ability to effectuate our business plan for this growth and development. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements, and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	Restrictions on the nature of our investments; and

•	Restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	Registration as an investment company;

•	Adoption of a specific form of corporate structure; and

•	Reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trustee in Treasury Bills issued by the United States with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Our directors may not be considered ‘‘independent’’ under the policies of the North American Securities Administrators Association, Inc.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors owns shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not ‘‘independent.’’ If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be ‘‘independent,’’ we cannot assure our stockholders that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, our revenues and profits could be reduced, and the price of our stock held by the public stockholders could decrease.

Because we may acquire a company located outside of the United States, we may be subject to various risks of the foreign jurisdiction in which we ultimately operate.

If we acquire a company that has sales or operations outside the United States, we could be exposed to risks that negatively impact our future sales or profitability following a business combination. Additionally, if the acquired company is in a developing country or a country that does not have a fully market-oriented economy, our operations may not develop in the same way, or at the same rate, as might be expected in the United States, or another country with an economy similar to the market-oriented economies of member countries which are members of the Organization for Economic Cooperation and Development, or the OECD. The OECD is an international organization helping governments through the economic, social and governance challenges of a globalized economy. The additional risks we may be exposed to if the target business we acquire is located outside of the United States include, but are not limited to:

•	Tariffs and trade barriers;

•	Regulations related to customs and import/export matters;

•	Regulations related to product functionality;

•	Tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	Government instability;

•	An inadequate banking system;

•	Currency fluctuations;

•	Foreign exchange controls;

•	Restrictions on the repatriation of profits or payment of dividends;

•	Crime, strikes, riots, civil disturbances, terrorist attacks, wars;

•	Nationalization or expropriation of property;

•	Law enforcement authorities and courts that are weak or inexperienced in commercial matters;

•	Rapid inflation;

•	Local labor law changes and mandated increases in social welfare costs; and

•	Deterioration of political relations with the United States.

Risks Related to Our Target Industries

Assuming we consummate a business combination, the loss or impairment of our relationship with the federal government and its agencies could adversely affect our ability to generate revenues and achieve profitability.

Our target company may derive a substantial portion of its revenue from work performed under U.S. government contracts (as Cyalume does), either directly or as a subcontractor or supplier to a party performing under such a contract. If our target company or other company with which we had any such relationship were ‘‘suspended,’’ ‘‘debarred,’’ or prohibited from contracting with the federal government or state governments, or if any agencies of the federal government ceased doing business with them or significantly decreased the amount of business it does with them, our target company’s business, prospects, financial condition and operating results could be significantly impaired.

Changes in spending priorities may cause a reduction in the demand or profitability of the products or services we may ultimately produce or offer.

Federal government expenditures as well as expenditures by companies in the private sector on homeland and national security as well as the command and control industries tend to fluctuate based on a variety of political, economic and threat factors. While spending authorization by the federal government and private sector in these areas has increased in recent years, future levels of authorizations and expenditures for these same areas may decrease, remain constant or shift to programs in areas where our target business does not currently provide products or services. A significant decline in federal government or private sector expenditures, or a shift of expenditures away from areas our target company supports, could adversely affect our target company’s business, prospects, financial condition or operating results.

Federal government contracts contain provisions from the Federal Acquisition Regulations (‘‘FAR’’) some of which are unfavorable and could reduce our target company’s revenues and operating results.

Federal government contracts contain provisions from the FAR and from supplemental acquisition regulations of the independent agencies that give the government rights and remedies not typically found in commercial contracts, including allowing the government to:

•	Terminate existing contracts for convenience;

•	Reduce the scope or modify contracts or subcontracts;

•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	Claim ownership or ‘‘unlimited use’’ rights to proprietary information of the target company; and

•	Suspend or debar the company from doing business with the federal government or with a governmental agency.

If the government terminates a contract for ‘‘convenience,’’ our target company may recover only their incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for ‘‘default,’’ based upon a formal finding of non-performance, our target company may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. As is common with government contractors, some of our target company’s contracts may experience performance issues in the future. Our target company may in the future receive ‘‘show cause’’ or ‘‘cure notices’’ under contracts that, if not addressed to the government’s satisfaction, could give the government the right to terminate those contracts for default or to cease procuring services under those contracts in the future. Even if we are not directly the party to a government contract, as in the case of a subcontract relationship, the impact of the above on the prime contractor would likely impact us directly.

We will have to comply with complex procurement, security and export control laws and regulations which may impose added costs on our target company’s business.

Cyalume or in event we do not acquire Cyalume, our target company may have to comply with and may be affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how it does business with its customers and may impose added administrative costs on its business. For example, our target company or parties with which it does business will likely be subject to FAR and all of its supplements (including those issued by the Department of Homeland Security and the Department of Defense), which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth-in-Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. If a government review or investigation uncovers improper or illegal activities, our target company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies, which could materially adversely affect our target company’s business, prospects, financial condition or operating results.

In addition, our target company or parties with which it does business may be subject to industrial security regulations of Department of Defense and other federal agencies that are designed to safeguard access to classified information (e.g., confidential, secret, top secret). We may also be liable for systems and services failure and security breaks with respect to the solutions, services, products, or other applications we sell to the federal government. If we were to come under foreign ownership, control or influence (‘‘FOCI’’), our federal government customers could terminate or decide not to renew their contracts if that contract required that the target company have access to Department of Defense or other classified information, and it could impair their ability to obtain new contracts. The government may reform its procurement practices or adopt new contracting rules and regulations, including cost-accounting standards, that could be costly to satisfy or that could impair our target company’s ability to obtain new contracts. Finally, if the target company were to contemplate a transaction that would bring it under FOCI, it could result in the requirement to consider before going before the Committee on Foreign Investment in the United States at the U.S. Department of the Treasury for review of the proposed transaction. Such a review is time consuming and could result in a prohibition of the proposed transaction.

Given the nature of the industry in which our target company may operate, our target company or parties with which it does business may be subject to U.S. export control, anti-boycott and embargo statutes and regulations. U.S. export control statutes and regulations are designed to safeguard U.S. origin technology from the unauthorized export to foreign parties. Anti-boycott and embargo regulations are designed to prevent U.S. persons from transacting business with companies and individuals identified by the federal government as prohibited countries or parties. Violation of any of these export control, anti-boycott or embargo statutes or regulations can result in substantial civil and criminal fines as well as temporary or permanent loss in export privileges for the target company as well as possible suspension or debarment from federal government contracting.

Government contracts are usually awarded through a competitive bidding process which entails risks not present in other circumstances.

A meaningful amount of the business that our target company may expect to seek directly or through parties with which it does business in the foreseeable future will likely be awarded through competitive bidding. Competitive bidding presents a number of risks, including the:

•	Substantial cost and managerial time and effort that our target company may spend to prepare bids and proposals for contracts that may not be awarded to our target company;

•	Need to accurately estimate the resources and cost structure that will be required to service any contract our target company is awarded; and

•	Expense and delay that may arise if our target company’s or its partners’ competitors formally file a legal protest to the contract awards made to our target company or partners pursuant to competitive bidding, and the risk that any such protest could result in the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

Our target company may not be provided the opportunity in the near term to bid on contracts that are held by other companies and are scheduled to expire if the government determines to extend the existing contracts. If our target company is unable to win particular contracts that are awarded through the competitive bidding process, they may not be able to operate in the market for products or services that are provided under those contracts for a number of years. If our target company is unable to consistently win new contract awards over any extended period, their revenues and earnings results could fluctuate dramatically on a quarterly and annual basis.

Federal government customers sometimes spend their procurement budgets through multiple award contracts and our failure to compete for post-award orders under these contracts could negatively affect our acquired companies’ revenues, pricing model and ability to generate profits.

Budgetary pressures and reforms in the procurement process may force our target company’s potential federal government customers to increasingly purchase goods and services through indefinite delivery, indefinite quantity, or IDIQ, contracts, General Services Administration, or GSA, schedule contracts and other similar multiple-award and/or government-wide acquisition contract vehicles. These contract vehicles do not guarantee work and may result in increased competition and pricing pressure causing our acquired companies to make sustained post-award efforts to realize revenues under the relevant contract. Our target company may not be able to successfully sell their services or otherwise increase their revenues under these contract vehicles. Our target company’s failure to compete effectively in this procurement environment could have a material adverse effect on our target company’s business, prospects, financial condition and results of operations.

Our contracts with the federal government and its agencies will be subject to audits and cost adjustments.

The federal government audits and reviews performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most government contractors, our acquired companies’ contract costs will be audited and reviewed on a continual basis. An audit of work performed by our target company could result in a substantial adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, and revenues our target company may have already recognized may need to be refunded. If a government audit uncovers improper or illegal activities, our target company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, our acquired companies could suffer serious harm to reputation if allegations of impropriety were made.

Our target company’s products may become obsolete due to rapid technological change and we will not be able to effectively compete with our competitors.

Any of our target company’s products could become obsolete at any time due to rapid technological changes. Our target company may not be able to update its products quickly enough to remain competitive. The rapid pace of technological change in the industries that we are targeting exposes us to risk of loss due to the development of superior technologies by our target company’s competitors. We may also be dependent upon technologies developed by third parties for integrating our products. New technology used by our target company’s competitors could render our products or services less competitive by satisfying consumer demand in alternative ways. In addition, our success depends upon our ability to introduce innovative products and services to the market on a cost-effective and timely basis.

If a business we acquire does business internationally, we may face labor, political, currency and other risks.

Any business we acquire may involve the sale of products internationally. International sales may be impacted by, among other things:

•	regulatory limitations imposed by foreign governments and insurance industry-sponsored bodies (similar to Underwriter’s Laboratories in the United States);

•	price increases due to fluctuations in currency exchange rates;

•	political, military and terrorist risks;

•	disruptions or delays in shipments caused by customs brokers or government agencies;

•	unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers; and

•	potentially adverse tax consequences resulting from changes in tax laws.

Any of the foregoing factors may result in reduced earnings and/or profits.

If a business (or businesses) we acquire exports products to foreign countries, and we are unable to maintain required licenses, we may be prevented from exporting our products, reducing our revenues and profits.

We may be required to obtain export licenses to the extent we develop or manufacture products in certain countries. We may not be successful in obtaining or maintaining the licenses and other authorizations required to export our products from applicable governmental authorities. Our failure to receive or maintain any required export license or authorization could hinder our ability to sell our products, reducing our revenues and profits.

Risks associated with the Acquisition of Cyalume

The combined company’s working capital could be reduced if stockholders exercise their redemption rights.

Pursuant to Vector’s Fourth Amended and Restated Certificate of Incorporation, holders of shares purchased in Vector’s initial public offering (other than Vector’s initial stockholders) may vote against the acquisition and demand that Vector redeem their shares into pro rata portions of the trust account, net of taxes payable, as of the record date. Vector and Cyalume will not consummate the acquisition if holders of 1,462,500 or more shares exercise these redemption rights. To the extent the acquisition is consummated and holders have demanded to so redeem their shares, there will be a corresponding reduction in the amount of funds available to the combined company following the acquisition. As of December 31, 2007, assuming the acquisition is approved, the maximum amount of funds that could be disbursed to Vector’s stockholders upon the exercise of their redemption rights is approximately $11.1 million.

If outstanding warrants are exercised, the underlying common shares will be eligible for future resale in the public market. ‘‘Market overhang’’ from the warrants results in dilution and has an adverse effect on the common stock’s market price.

Outstanding warrants and unit purchase options to purchase an aggregate of 8,043,750 shares of common stock issued in connection with Vector’s initial public offering will become exercisable after consummation of the Cyalume acquisition. If they are exercised, a substantial number of additional shares of Vector common stock will be eligible for resale in the public market, which could adversely affect the market price.

Registration rights held by Vector’s initial stockholders who purchased shares prior to Vector’s initial public offering may have an adverse effect on the market price of Vector’s common stock.

Vector’s initial stockholders who purchased common stock prior to its initial public offering are entitled to demand that Vector register the resale of their shares at any time after they are released from escrow. If such stockholders exercise their registration rights with respect to all of their shares, there will be an additional 2,250,000 shares of common stock eligible for trading in the public market. The presence of these additional shares may have an adverse effect on the market price of Vector’s common stock.

Vector’s directors and officers have interests in the acquisition that are different from yours, because if the acquisition is not approved, their shares may become worthless.

In considering the recommendation of Vector’s Board of Directors to vote to approve the acquisition, you should be aware that Vector’s directors, officers and original stockholders have agreements or arrangements that provide them with interests in the acquisition that differ from, or are in addition to, those of Vector stockholders generally. Vector’s original stockholders, including its directors and officers, are not entitled to receive any of the funds that would be distributed upon liquidation of the trust account. Therefore, if the acquisition is not approved, these original shares may become worthless. The personal and financial interests of directors and officers may have influenced their motivation in identifying and selecting a target business and in timely completion of a business combination. Consequently, their discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in the best interests of Vector’s stockholders.

Because Vector does not intend to pay dividends on its common stock, stockholders will benefit from an investment in Vector’s common stock only if it appreciates in value.

Vector has never declared or paid any cash dividends on its shares of common stock. Post acquisition, Vector currently intends to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, Vector does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of Vector’s Board of Directors and will depend on factors Vector’s Board of Directors deems relevant, including among others, Vector’s results of operations, financial condition and cash requirements, business prospects, and the terms of Vector’s credit facilities and other financing arrangements. It is likely that the debt financing arrangements Vector puts into place in connection with the acquisition will prohibit Vector from declaring or paying dividends without the consent of its lenders. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of Vector’s common stock. There is no guarantee that Vector’s common stock will appreciate in value.

Vector’s securities are quoted on the Over-the-Counter Bulletin Board, which may limit the liquidity and price of its securities more than if the securities were quoted or listed on the Nasdaq market.

Vector’s securities are quoted on the Over-the-Counter Bulletin Board, a NASD-sponsored and operated inter-dealer automated quotation system. Quotation of Vector’s securities on the Over-the-Counter Bulletin Board will limit the liquidity and price of its securities more than if the securities were quoted or listed on Nasdaq.

Failure to complete the acquisition could reduce the market price of Vector’s common stock and may make it more difficult for Vector to attract another acquisition candidate, resulting, ultimately, in the disbursement of the trust proceeds, causing some investors to experience a loss on their investment.

If the acquisition is not completed for any reason, Vector may be subject to a number of material risks, including:

•	The market price of its common stock may decline to the extent that the current market price of its common stock reflects a market assumption that the acquisition will be consummated;

•	Costs related to the acquisition, such as legal and accounting fees and the costs of the fairness opinion, must be paid even if the acquisition is not completed; and

•	Charges will be made against earnings for transaction-related expenses, which could be higher than expected.

If the market price of our securities declines after we fail to consummate the acquisition of Cyalume, persons who purchased our securities after the merger was announced will have lost money investing in our securities, making future investment in our securities by such persons less likely. Since most of the fees that we incur from our service providers in connection with the merger with Cyalume must be paid even if we do not consummate the transaction, it is unlikely that we will have sufficient funds outside of the trust to locate and research a second target business. In addition, since Vector will have to take charges to earnings for transaction-related expenses even if a transaction is not consummated, Vector will be a less attractive candidate to a potential target business than another entity that would not have to take such charges. All of these items make it less likely that Vector will be able to consummate a business combination with a target business if the merger with Cyalume is not consummated. If an alternative target could not be found, Vector would be required to dissolve and liquidate after the applicable time periods had lapsed.

Vector’s Board of Directors has had Limited Ability to Evaluate the Target Business’ Management.

Although Vector closely examined the management of Cyalume, Vector cannot assure you that its assessment of Cyalume’s management will prove to be correct, or that future management will have the necessary skills, qualifications or abilities to manage its business successfully. Essentially, all of the serving management of Cyalume will be involved with the management of the Merger Subsidiary, will remain with the combined company, and will for the most part run its day to day operations. Vector’s current Board of Directors will remain directors of Vector subsequent to the acquisition.

Item 1B.    Unresolved Staff Comments

None.

Item 2.	Description of Property

Vector maintains executive offices at 65 Challenger Road, Ridgefield Park, NJ 07660. The base rental cost for this space is approximately $7,500 per month. Vector currently does not have a formal lease arrangement with respect to the use of its executive offices. Vector may, however, in the future enter into a leasing arrangement for office space with an unaffiliated third party or with certain of their officers and directors. Vector considers the current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 2007, there were no matters submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, warrants and units, are quoted on the Over the Counter Bulletin Board under the symbols ‘‘VTRQ,’’ ‘‘VTRQW,’’ and ‘‘VTRQU,’’ respectively. The Units have been quoted on the Bulletin Board since May 1, 2007 and the common stock and warrants since July 9, 2007. Our securities did not trade on any market or exchange prior to May 1, 2007. The following table sets forth the high and low sales information for the Company’s Units for the period from May 1, 2007 through March 14, 2008 and the Company’s Common Stock and Warrants for the period from July 9, 2007 through March 14, 2008. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
Second Quarter 2007	—	—	—	—	$8.20	$7.90
Third Quarter 2007	$7.51	$7.30	$1.07	$0.95	$8.50	$8.12
Fourth Quarter 2007	$7.45	$7.33	$1.00	$0.65	$8.25	$8.15
First Quarter 2008 (through March 14, 2008)	$7.60	$7.40	$0.72	$0.25	$8.20	$7.65

Number of Holders of Common Stock.

The number of holders of record of our Common Stock on March 26, 2008 was one, which does not include beneficial owners of our securities.

Dividends.

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2007. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

The shares issued to the individuals below were sold at a purchase price of approximately $0.013 per share, for an aggregate offering price of $25,000:

Stockholders	Number of Shares
Marc L. Abramowitz	432,812
Marc L. Abramowitz Irrevocable Trust Number 7	200,000
Issac Applbaum	632,812
Abraham D. Sofaer	187,501
Max Weiss	140,625
Archie Clemins	140,625
Joseph T. Gorman	140,625

Such shares were issued in August 2005, in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold in transactions not involving a public offering to a limited number of sophisticated, wealthy individuals. No underwriting commissions or offering discounts were paid with respect to such sales.

On May 31, 2006 our stockholders at the time sold shares owned by them to the persons named below for approximately $0.013 per share:

Marc L. Abramowitz transferred 234,374 shares to SCP Private Equity Management Company, LLC

Marc L. Abramowitz transferred 104,688 shares to Winston Churchill

Marc L. Abramowitz Irrevocable Trust Number 7 transferred 200,000 shares to Winston Churchill

Isaac Applbaum transferred 46,874 shares to Winston Churchill

Max Weiss transferred 140,625 shares to Winston Churchill

Abraham Sofaer transferred 1 share to Winston Churchill

Isaac Applbaum transferred 492,188 shares to Yaron Eitan

Joseph Gorman transferred 46,875 shares to Ehud Barak

Archie Clemins transferred 46,875 shares to Ehud Barak

Abraham Sofaer transferred 187,500 shares to Amit Avnet

All such transfers were exempt from registration pursuant to Sections 4(1) and 4(2) of the Securities Act, due to the limited number of individuals involved, their status as accredited investors and transfer restrictions and legends on the share certificates. None of the transferees in the above described transaction (i) had any relationship with the transferors in such transaction, (ii) were sold the shares as consideration for services provided to us or assumed any of our obligations, or (iii) those obligations of the transferors in connection with such transaction.

On April 25, 2007, we sold 187,500 units to Yaron Eitan (our Chief Executive Officer and a director), Winston Churchill (our Chairman of the Board) and SCP Private Equity Management Company, LLC (an affiliate of both Mr. Eitan and Mr. Churchill) for an aggregate purchase price of $750,000, or $8.00 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock, exercisable at $5.00 per share. The securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since they were sold to a limited number of individuals and their status as accredited investors. No discounts or commissions have been or will be paid in connection with this private placement.

In each of the foregoing sales of stock the purchasers were our officers and directors or affiliates of our officers and directors and therefore had access to all relevant information about us when choosing to invest in our securities.

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

We incurred a total of $3,510,000 in underwriting discounts and commissions and placement agent fees, of which $2,340,000 has been placed in the trust account. Such portion of the underwriter’s compensation will only be paid to the underwriters in the event that we consummate a business combination. The total expenses in connection with the sale of our units in the private placement and the initial public offering were $921,649. No expenses of the offering were paid to any of our directors or officers or any of their respective affiliates. All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

After deducting the underwriting discounts and commissions, placement agent fees and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $60,000,000, of which approximately $58,030,000 (or $7.62 per unit sold in the offering) was deposited into a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $1,500,000 of the interest earned on the trust account to fund our working capital prior to a business combination. As of December 31, 2007, there was approximately $58,309,161 held in the trust account, which includes deferred underwriting fees of $2,340,000 (including deferred interest).

Overall, for the year ended December 31, 2007, we used the following from the proceeds of the offering: $262,138 of consulting and professional fees, $78,275 of insurance expense, $60,000 of rent expense and other operating costs of $47,782.

Repurchases of Equity Securities.

None.

Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘should,’’ ‘‘could,’’ ‘‘would,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘continue,’’ or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

On February 14, 2008, Vector and its newly-formed, wholly-owned subsidiary Cyalume Acquisition Corp. (‘‘Merger Subsidiary’’), entered into a stock purchase agreement with Cyalume Technologies, Inc. (‘‘Cyalume’’) and GMS Acquisition Partners Holdings, LLC (‘‘Seller’’), which owns 100% of the issued and outstanding equity securities of Cyalume, pursuant to which the Merger Subsidiary will merge with and into Cyalume, resulting in Cyalume becoming a wholly-owned subsidiary of Vector. The total merger consideration is approximately $120,000,000, which consists of the repayment of certain debts in cash, the payment in cash of certain preferred obligations, the issuance of 1,882,058 shares of the Company’s common stock (valued at $7.97 per share), and in the event such amounts are not equal to $120,000,000, shares of the Company’s common stock valued at $7.97 per share so that the total consideration equals $120,000,000 (currently estimated to be an additional 4,970,000 shares). The purchase price will be adjusted based on net working capital on the closing date. If net working capital is above $9,000,000, then the Company must make a payment to the Seller, on a dollar for dollar basis, for the amount the net working capital that exceeds $9,000,000 in shares of the Company’s common stock (value at $7.97 per share). If the net working capital is below $7,000,000 then the Company will be entitled to receive for cancellation shares of the Company’s common stock paid as part of the transaction consideration that is in escrow (with each share valued at $7.97). On the closing date, 1,505,646 shares of the Company’s common stock to be issued as part of the merger consideration will be placed in an escrow account. The amount held in escrow will be available for any purchase price adjustment and/or indemnification obligation of Seller.

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

Results of Operations for the Year Ended December 31, 2007

Vector reported net income of $797,302 for the year ended December 31, 2007, consisting of $1,346,922 of interest income, offset by $448,197 of operating expenses, $15,061 of interest expenses and $86,362 of income tax. Vector incurred a net loss of $144,650 for the period from inception (July 19, 2005) through December 31, 2006.

Vector’s trust account earned interest of $1,346,922 for the year ended December 31, 2007, and its funds outside the trust account earned interest of $0. Until Vector enters into a business combination, it will not generate operating revenues. Vector had no funds in trust as of December 31, 2006.

For the year ended December 31, 2007, Vector incurred expenses of $262,139 for consulting and professional fees, $78,276 for insurance expense, $60,000 for rental expense pursuant to Vector’s lease of office space and other operating costs of $47,782.

The consulting and professional fees of $262,139 for the year ended December 31, 2007 relate primarily to monthly consulting fees that, cumulatively, totaled approximately $135,853, legal fees of approximately $58,252, auditing, tax and accounting fees of approximately $61,882 and bankers’ fees and expenses of approximately $6,151.

The insurance expense of $78,275 for the year ended December 31, 2007 relates to the amortization of the prepaid directors and officers insurance policy which was acquired May 1, 2007.

The other operating costs of $47,782 for the year ended December 31, 2007 relate primarily to travel expenses of approximately $38,299, communications expenses of approximately $273, office supplies and expenses of approximately $8,054 and other miscellaneous costs of approximately $1,156.

Results of Operations for the Period from January 1, 2006 to December 31, 2006

Vector had a net loss of $77,534 for the period ended December 31, 2006 as a result of formation and operating costs. Additionally, deferred offering costs of approximately $432,338 were incurred in 2006. These costs consisted of professional fees of approximately $340,792, road show and travel expenses of approximately $19,286, and regulatory and filing fees of approximately $72,260. Vector had no income in 2006.

Liquidity and Capital Resources

On April 25, 2007, Vector completed a private placement of 187,500 units to our Chief Executive Officer and one of our directors and received net proceeds of $1.5 million. On May 1, 2007, we consummated our initial public offering of 7,312,500 units. Each unit in both the private placement and the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.

The net proceeds from the sale of Vector’s units, after deducting certain offering expenses of approximately $4.0 million, including underwriting discounts of approximately $3.5 million, were approximately $54.5 million. Approximately $58.0 million of the proceeds from the initial public offering and the private placement (including deferred underwriting commissions of approximately $2.3 million) was placed in a trust account for our benefit. Except for $1.5 million in interest that is earned on the funds contained in the trust account that may be released to Vector to be used as working capital, Vector will not be able to access the amounts held in the trust until Vector consummates a business combination. The $2.3 million of deferred compensation will only be paid to the underwriters in the event of a business combination. The amounts held outside of the trust account are available to be used by Vector to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 19, 2005 (the date of our inception) through December 31, 2007, Vector had operating expenses of approximately $566,533 and deferred offering costs of approximately $0. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of December 31, 2007, Vector had approximately $58,309,161 held in the trust account, which includes deferred underwriting fees of approximately $2.3 million. Additionally, as of December 31, 2007, Vector has approximately $569,723 outside the trust account to fund our working capital requirements.

On May 1, 2007, Vector entered into a $500,000 revolving credit agreement with SCP Private Equity Management Company, LLC, of which Vector’s Chief Executive officer and one of its directors are members. Any amounts outstanding under the revolving credit agreement will bear interest at a rate of 5.5% per year. Any funds outstanding under the revolving credit agreement will become due and payable by Vector upon their consummation of a business combination. As of December 31, 2007, Vector has not borrowed any amounts under this facility.

Vector will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

Assuming the release of the full amount of the interest Vector is entitled to receive from the trust account, Vector believes we will have sufficient available funds outside of the trust account to operate through May 1, 2009, assuming that a business combination is not consummated during that time. Vector may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination. Vector would only consummate a financing simultaneously with the consummation of a business combination.

Our accrued expenses, as of December 31, 2007 were $10,000, which includes accruals of approximately $10,000 for professional fees associated with accountants and related expenses.

Commencing on April 25, 2007 Vector began incurring a fee of approximately $7,500 per month for office space. Vector pays consultants approximately $12,000 per month for services in connection with Vector’s reporting obligations and in connection with Vector’s search for a target business.

Assuming the completion of the Cyalume acquisition, Vector will assume approximately $25.0 million in long term debt. At closing, Vector will pay certain Cyalume obligations totaling approximately $80.4 million as of December 31, 2007, relating to Cyalume and notes payable to Cyalume shareholders. Vector will also assume the current liabilities relating to accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on incomplete contracts.

Off Balance Sheet Arrangements

Vector does not have any off-balance sheet arrangements.

Contractual Obligations

Vector does not have any long term debt, capital lease obligations, purchase obligations or other long term liabilities. However, as discussed above, Vector incurs a fee of approximately $7,500 per month for office space. Vector pays consultants approximately $12,000 per month for services in connection with Vector’s reporting obligations and in connection with Vector’s search for a target business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.	Financial Statements and Supplementary Data

Financial statements are attached hereto beginning on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 23, 2007, the Company dismissed Goldstein Golub Kessler LLP (‘‘Goldstein’’), which served as our independent public accountants for two fiscal years ended December 31, 2006 and the subsequent interim period ended July 23, 2007. During such period, there were no disagreements with

Goldstein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The Company engaged Miller Ellin & Company, LLP (‘‘Miller’’) as our independent public accountants for the 2007 financial year. The decision to engage Miller was approved by the Company’s board of directors. This change in independent public accountants was previously reported by the Company in Current Reports on Form 8-K filed with the Securities and Exchange Commission dated July 30, 2007 and August 16, 2007.

During the two fiscal years ended December 31, 2006 and in the subsequent interim period, we did not consult with Miller regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements and no written or oral advice was provided by Miller that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement or event, as set forth in Item 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was made under the supervision and with the participation of our management, including our Chief Executive Officer. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Yaron Eitan	51	Chief Executive Officer, President and Director
Winston Churchill	67	Chairman of the Board, Secretary and Director
Isaac Applbaum	47	Director
Doron Cohen	55	Director
Archie Clemins	65	Director
Marc L. Abramowitz	55	Director
Joseph T. Gorman	70	Director
Thomas J. Rebar	45	Director

Yaron Eitan has been our Chief Executive Officer, President and a director since May 31, 2006. Mr. Eitan founded Selway Partners LLC, a holding company focused on early stage technology investments, in 1998 and has been its President and Chief Executive Officer since that time. From December 2003 to the present, Mr. Eitan has been a member of SCP Private Equity Management Company, LLC, a private equity and venture capital management company. From 1989 to 1998, Mr. Eitan was the Chief Executive Officer of Geotek Communications, Inc., a wireless technology and services company. Mr. Eitan is a director of Clearstory Systems Inc., a provider of flexible, on-demand digital asset management and enterprise content management solutions. Mr. Eitan holds an M.B.A. from the Wharton School of Business of the University of Pennsylvania.

Winston Churchill has been our Chairman of the Board since May 31, 2006 and has been our Secretary since June 22, 2007. Since 1996, Mr. Churchill has been a member of SCP Private Equity Management, LLC. From 1993 to the present he has been the Co-Chairman of CIP Capital Management, Inc., a management company, and a director of CIP Capital, Inc., an investment company. He is currently a director of Innovative Solutions and Support, a company engaged in the design, manufacture, and sale of flight information computers, flat panel displays, and monitoring systems; Amkor Technology, Inc., a subcontractor of semiconductor packaging and test services; Griffin Land & Nurseries, a real estate and landscape nursery business; and Auxilium Pharmaceuticals, Inc., a company that develops and commercializes pharmaceutical products for urologic and sexual health disorders. Mr. Churchill holds a BS in Physics, Summa Cum Laude, from Fordham University, an MA in Economics from Oxford University, where he was a Rhodes Scholar, and a JD law degree from Yale Law School.

Isaac Applbaum has served as a director of Vector since August 2005 and was our Chairman of the Board, Executive Vice President and Secretary until May 31, 2006. Mr. Applbaum has over 22 years of experience in the computer software industry. Since March 2001, Mr. Applbaum has served as a partner with Lightspeed Venture Partners, a venture capital firm with $2.3 billion under management. Mr. Applbaum’s primary focus at Lightspeed is to identify investment opportunities in Israel. From November 1998 until March 2001, Mr. Applbaum was a Senior Vice President at Bank of America with responsibility for its E-Ventures group following Bank of America’s purchase of Concorde Solutions, Inc. (CSI) in 1998. CSI was a financial services applications company that Mr. Applbaum founded in 1995 and for which he served as Chief Executive Officer from 1995 until November 1998. Mr. Applbaum is currently a Special Advisor to the Ministry of Industry and Trade for the State of Israel and a member of the Young President’s Organization.

Marc L. Abramowitz has served as a director of Vector since August 2005 and was its Chief Executive Officer and President from inception until May 31, 2006. Since 1987, Mr. Abramowitz has been a private investor and has led several investor groups in the purchase and sale of businesses in a variety of industries, including retailing, medical products and a marine diesel engine parts company in which Mr. Abramowitz continues to hold a significant equity stake. In 2004, Mr. Abramowitz became a special limited partner of Riverlake Partners, a private equity fund based in Portland, Oregon concentrating on small to medium sized operating companies. Since 2002, Mr. Abramowitz has served as a consultant to senior management of Gencorp, Inc. (NYSE: GY). Mr. Abramowitz began his career with Berkeley Bio-Medical, a publicly traded company, which owned and operated health care facilities and manufactured and sold medical products. Mr. Abramowitz served in various capacities at Berkeley Bio-Medical including Corporate Counsel, President and Chief Executive Officer from 1977 until 1986. Mr. Abramowitz remains an active investor in operating businesses and will continue to do so following our initial public offering including opportunities in businesses related to those of interest to us. Mr. Abramowitz graduated with great distinction from the University of California at Berkeley, received a M.S. in Management from Stanford University and received a JD with honors from Harvard Law School.

Admiral (Ret.) Archie Clemins has served as a director of Vector since August 2005. Admiral Clemins has been President of Caribou Technologies, Inc., an international consulting firm he founded, since January 2000. Since January 2005, he has also been a Venture Partner with Highway 12 Ventures. Admiral Clemins retired from the U.S. Navy in December 1999 after serving as the Commander in Chief of the U.S. Pacific Fleet; previous commands included Command of the U.S. Seventh Fleet, Command of the Pacific Fleet Training Command, Command of Submarine Group Seven and Command of the submarine USS Pogy (SSN 647). Admiral Clemins currently serves on the board of directors for Global Crossing, Ltd. (Nasdaq: GLBC), Extended Systems, Inc. (Nasdaq: XNTD), Healthwise, the Software Revolution and Advanced Electron Beams. Admiral Clemins received a Bachelors of Science degree and Masters of Science degree from the University of Illinois.

Doron Cohen has served as a director of Vector since August 6, 2007. Mr. Cohen is the founder and has been a Senior Partner of Doron Cohen & Co. Law Offices since 1985. Mr. Cohen is also a member of the Executive Committee and is Chairman of the Audit Committee of the Weizmann Institute of Science in Israel since 1999. Mr. Cohen received his LLB from Tel Aviv University.

Joseph T. Gorman has served as a director of Vector since August 2005. Mr. Gorman is the retired Chairman and Chief Executive Officer of TRW, Inc. (NYSE: TRW), a provider of advanced technology products and services. He joined TRW in 1976, becoming President and Chief Operating Officer in 1995 and serving as Chairman and Chief Executive Officer from December 1988 through January 2001. Mr. Gorman is a past Chairman of the U.S.-Japan Business Council and received Japan’s 1994 Prime Minister’s Trade Award for his contributions to promoting improved U.S.-Japan trade relations. He has also served on the boards of the U.S.-China Business Council and the Prince of Wales International Business Leaders Forum and was a trustee of the Center for Strategic and International Studies. Mr. Gorman currently serves on the board of directors of Alcoa, Inc. (NYSE: AA), Procter & Gamble (NYSE: PG), and Imperial Chemical Industries, and is a recently retired director of National City Corp. (NYSE:NCC). Mr. Gorman received a bachelor’s degree from Kent State University and a JD from Yale Law School.

Thomas J. Rebar has served as a director of Vector since August 6, 2007. Mr. Rebar has been a partner of SCP Private Equity Management, LLC since 1996. Mr. Rebar is currently a director of several companies, including Magnolia Broadband, Vis.align, LLC, and Pentech Financial Services, Inc. Prior to joining SCP, Mr. Rebar was a Senior Vice President at Charterhouse Inc. from 1986 to 1996, the U.S. investment banking arm of Charterhouse PLC, a U.K. merchant bank. Before joining Charterhouse, Mr. Rebar was a member of the corporate finance department at Bankers Trust Company from 1987 to 1989. Mr. Rebar received his B.S. summa cum laude from the University of Scranton and an M.B.A. from New York University Graduate School of Business Administration.

The board of directors intends to create various committees to help govern our corporate affairs and evaluate acquisition candidates. Specifically, we intend to form an audit committee in connection with our acquisition review and expect to have an ‘‘audit committee financial expert’’ serving on the audit committee. These actions may entail appointing an additional director, although that determination has not yet been made. At any time that our board of directors has an even number of directors, the Chairman of the board of directors is entitled to cast a deciding vote in matter considered by the full board of directors.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our business combination. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and effect a business combination although we cannot assure you that they will, in fact, be able to do so.

Entities with which certain members of our management team are affiliated

Selway Partners LLC is a limited liability company that focuses on developing and managing early stage technology companies, assisting them with their development strategies, and providing them with the financial support needed to rapidly introduce their products and services. The services offered by Selway include consulting related to strategy; product and technology development; office space and network infrastructure; and marketing, legal, accounting, and business development support and services. These services are designed to allow each of Selway’s partner companies to focus on their core competencies and reduce the time-to-market of their products and services.

SCP Private Equity Management Company LLC is a fund management company that does not invest directly in other companies. It hires the personnel required to manage its clients’ assets, leases office space, and pays most expenses related to the management of those assets. SCP Private Equity Management Company LLC charges an annual management fee that it collects from each fund it manages. Neither fund managed by SCP Private Equity Management Company LLC is able to make new investments at this time since the investment periods of both such funds have expired.

SCP Private Equity Partners II L.P, owns a majority of the outstanding equity of DVTel Inc and of XVionics Partners L.P. Mr. Eitan is Chairman of the Board of Directors of DVTel, Inc. Mr. Eitan and Mr. Churchill serve as directors of XVionics. DVTel provides software for the monitoring and administration of all video, audio, access control, visitor management, credential creation, analytics and alarm monitoring assets over IP networks. XVionics is a global defense and aviation technology company which provides fully integrated, combat-proven ‘‘Enterprise Resource Planning’’ and ‘‘Operations Management Systems’’ at the wing and squadron-level of military aviation organizations around the world.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, no officer and employee of Vector, and no former officer of Vector, during the last completed fiscal year, participated in deliberations of Vector’s Board of Directors concerning executive officer compensation.

Code of Ethics

We currently do not have a formal code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2007.

Item 11.	Executive Compensation

Executive Compensation

In 2007, no compensation of any kind, including finders and consulting fees, was paid to any of our officers or directors, or any of their respective affiliates, nor will any compensation of any kind be paid to such persons for services rendered prior to or in connection with a business combination. However, our officers and directors have been and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than Vector’s directors, or a court of competent jurisdiction if such reimbursement is challenged.

Since we do not currently have an operating business, our officers do not receive any compensation for their service to us; and, since we have no other employees, we do not have any compensation policies, procedures, objectives or programs in place. We will adopt appropriate compensation policies, procedures, objectives or programs after a merger with a target business is consummated and our management team has had the opportunity to fully understand the operations of the business. However, it is anticipated that, after closing, the compensation for our senior executives will be comprised of four elements: a base salary, an annual performance bonus, equity and benefits.

In developing salary ranges, potential bonus payouts, equity awards and benefit plans, it is anticipated that our Compensation Committee (when formed after a business combination) will take into account: 1) competitive compensation among comparable companies and for similar positions in the market, 2) relevant ways to incentivize and reward senior management for improving shareholder value while building Vector into a successful company, 3) individual performance, 4) how best to retain key executives, 5) Vector’s overall performance and its various key component entities, 6) our ability to pay and 7) other factors deemed to be relevant at the time.

Vector and Cyalume senior management have discussed Vector’s above mentioned planned process for executive compensation after the merger is complete and the four compensation components. Specific compensation plans for Cyalume’s key executives, assuming the acquisition of Cyalume is completed, will be negotiated and established by the Compensation Committee after closing.

Compensation Committee Interlocks and Insider Participation

Vector’s Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.

No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

Compensation Committee Report

Vector’s Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.

The Board of Directors has reviewed and discussed the discussion and analysis of Vector’s compensation which appears above with management, and, based on such review and discussion, the Board of Directors determined that the above disclosure be included in this Annual Report on Form 10-K.

The members of the Board of Directors are:

Yaron Eitan
Winston Churchill
Issac Applbaum
Archie Clemins
Marc L. Abramowitz
Joseph T. Gorman
Doron Cohen
Thomas J. Rebar

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 26, 2008, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
Yaron Eitan	539,063	(2)	5.75%
Winston J. Churchill	539,063	(2)	5.75%
Issac Applbaum	93,750		1.00%
Archie Clemins	93,750		1.00%
Marc L. Abramowitz	93,750		1.00%
Joseph T. Gorman	93,750		1.00%
Doron Cohen	0		0.00%
Thomas J. Rebar	0		0.00%
Amit Avnet	187,000		2.00%
SCP Private Equity Management, Company, LLC(3)	234,374		2.50%
QVT Financial LP(6)	794,700		8.48%
QVT Financial GP LLC
QVT Fund LP
QVT Associates GP LLC
Sapling, LLC(7)
Fir Tree Recovery Master Fund, L.P.
Fir Tree Inc.	636,793		6.79%
Wellington Management Fund LP(8)	1,298,500		13.85%
Acqua Wellington North American Equities, Ltd.(9)	472,500		5.04%
Polar Securities Inc.(10)
North Pole Capital Master Fund	551,600		5.88%

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
Deutsche Bank AG(11)
Deutsche Bank AG, London Branch	556,995		5.94%
Wellington Trust Company, NA(12)	473,000		5.05%
All directors and executive officers as a group (eight individuals)	1,640,626	(4)	17.50%
All directors and executive officers as a group and their affiliates	1,968,750	(5)	21.00%

(1)	The business address, unless otherwise indicated, is 65 Challenger Road, Ridgefield Park, NJ 07660.
(2)	Includes 20% of the shares of common stock owned by SCP Private Equity Management Company, LLC, of which the stockholder owns 20% of the membership interests.
(3)	The address of SCP Private Equity Management Company, LLC is 1200 Liberty Ridge Drive, Suite 300, Wayne, PA 19087. Messrs. Eitan and Churchill, together with Wayne B. Weisman, Thomas G. Rebar and James W. Brown are joint and equal owners of this limited liability company, each with equivalent rights as a member therein.
(4)	Includes 40% of the shares of common stock owned by SCP Private Equity Management Company, LLC, an entity in which Yaron Eitan and Winston J. Churchill are members. Each disclaims beneficial ownership of 80% of the shares of common stock owned by SCP Private Equity Management Company, LLC.
(5)	Includes the 187,500 shares included in the units that Yaron Eitan, Winston Churchill and SCP Private Equity Management Company, LLC acquired in a private placement that occurred immediately prior to the consummation of Vector’s initial public offering. Such shares are not included in the beneficial ownership of such persons because it has not yet been determined who will purchase such units.
(6)	The information relating to QVT is derived from a Schedule 13G dated April 25, 2007, as amended December 31, 2007 filed by such entities with the Securities and Exchange Commission. Each person has shared voting and dispositive power with respect to each share of Vector’s common stock owned. QVT Financial LP and QVT Financial GP LLC may direct the voting and disposition of 794,700 shares of Vector’s common stock, QVT Fund LP may direct the voting and disposition of 629,732 shares of Vector’s common stock, and QVT Associates GP LLC may direct the voting and disposition of 700,502 shares of Vector’s common stock. QVT Financial LP is the investment manager for QVT Fund LP. QVT Financial GP LLC is the General Partner of QVT Financial LP. The address of QVT is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.
(7)	The information relating to Sapling and Fir Tree Master Recovery Fund is derived from a Schedule 13G dated July 10, 2007, as amended December 31, 2007 filed by such entities with the Securities and Exchange Commission. Each person has shared voting and dispositive power with respect to each share of Vector’s common stock owned. Sapling may direct the voting and disposition of 636,793 shares of Vector’s common stock, Fir Tree Master Recovery Fund may direct the voting and disposition of 142,807 shares of Vector’s common stock and Fir Tree Inc. may direct the voting and disposition of 779,600 shares of Vector’s common stock. The sole member of both Sapling and Fir Tree Master Recovery Fund is Fir Tree Value Master Fund, LP and their investment manager is Fir Tree, Inc. Jeffrey Tannenbaum is the President of Sapling, LLC and Fir Tree Recovery Master Fund, L.P. The address is 505 Fifth Avenue, 31st Floor, New York, New York 10017.

(8)	The information relating to Wellington Management Fund LP is derived from a Schedule 13G dated July 31, 2007, as amended December 31, 2007 filed by such entity with the Securities and Exchange Commission. Wellington has shared voting and dispositive power with respect to each share of Vector’s common stock owned. Wellington may direct the voting of 784,000 shares of Vector’s common stock and may direct the disposition of 1,298,500 shares of Vector’s common stock. Wellington’s address is 75 State Street, Boston, MA 02109.
(9)	The information relating to Wellington Management Fund LP is derived from a Schedule 13G dated August 16, 2007 filed by such entity with the Securities and Exchange Commission. Wellington has sole voting and dispositive power with respect to each share of Vector’s common stock owned. Wellington may direct the voting and disposition of 472,500 shares of Vector’s common stock. Wellington’s address is c/o Ogier, Qwomar Complex, 4th Floor, P.O. Box 3170, Road Town, Tortola, British Virgin Islands.
(10)	The information relating to Polar Securities Inc. and North Pole Capital Master Fund is derived from a Schedule 13G dated October 31, 2007, as amended December 31, 2007, filed by such entities with the Securities and Exchange Commission. Each person has shared voting and dispositive power with respect to each share of Vector’s common stock owned. Polar Securities Inc. may direct the voting and disposition of 551,600 shares of Vector’s common stock and North Pole Capital Master Fund may direct the voting and disposition 358,300 shares of Vector’s common stock. Polar Securities Inc. serves as the investment manager to North Pole Capital Master Fund. The address is 372 Bay Street, 21st floor, Toronto, Ontario M5H 2W9, Canada.
(11)	The information relating to Deutsche Bank AG and Deutsche Bank AG, London Branch is derived from a Schedule 13G dated December 31, 2007 filed by such entities with the Securities and Exchange Commission. Each person has sole voting and dispositive power with respect to each share of Vector’s common stock owned. Each may direct the voting and disposition of 556,995 shares of Vector’s common stock. The address is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.
(12)	The information relating to Wellington Trust Company NA is derived from a Schedule 13G December 31, 2007 filed by such entity with the Securities and Exchange Commission. Wellington has shared voting and dispositive power with respect to each share of Vector’s common stock owned. Wellington may direct the voting and disposition of 473,000 shares of Vector’s common stock. Wellington’s address is c/o Wellington Management Company, LLP, 75 State Street, Boston, MA 02109.

Vector had no options outstanding as of fiscal year end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Prior to the closing of our initial public offering, we issued 1,875,000 shares of our common stock to the individuals and entity set forth below for $25,000 in cash, at a purchase price of approximately $0.013 per share, as follows:

Name	Number of Shares	Relationship To Us at Time of Issuance
Marc L. Abramowitz	432,812	Director and executive officer
Marc L. Abramowitz Irrevocable Trust Number 7 for His Children and Their Descendants	200,000	Affiliate of director and executive officer
Isaac Applbaum	32,812	Director and executive officer
Abraham D. Sofaer	187,501	Director
Max Weiss	140,625	Director
Archie Clemins	140,625	Director
Joseph T. Gorman	140,625	Director

Subsequent to the issuance date, the foregoing persons transferred all or a portion of their shares to our current stockholders at a price per share equal to $0.013.

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to a Registration Rights Agreement, dated April 25, 2007. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, cannot be earlier than one year from the date a business combination is consummated. In addition, these stockholders have certain ‘‘piggy-back’’ registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

On April 25, 2007, SCP Private Equity Management Company, LLC, Winston Churchill and Yaron Eitan purchased an aggregate of 187,500 units from us at a purchase price of $8.00 per unit in a private placement. We granted the holders of the private placement units demand and ‘‘piggy-back’’ registration rights with respect to the 187,500 shares, the 187,500 warrants and the 187,500 shares underlying the warrants at any time commencing on the date we announce that we have entered into a letter of intent with respect to a proposed business combination, which occurred on December 28, 2007. The demand registration may be exercised by the holders of a majority of such units. We will bear the expenses incurred in connection with the filing of any such registration statements. The warrants sold in the private placement were originally issued pursuant to an exemption from the registration requirements under the federal securities laws. The holders of those warrants may be able to exercise their warrants even if, at the time of exercise, there is no current prospectus relating to the common stock issuable upon exercise of such warrants if such exercise is deemed to be a transaction that is exempt from the registration requirements under the federal securities laws. The shares of common stock issued upon such exercise will be restricted shares that will be eligible for resale only pursuant to an effective registration statement or in a transaction that is exempt from the registration requirements under the federal securities laws.

Winston Churchill and Yaron Eitan entered into a revolving credit agreement with us in the amount of $500,000 on May 7, 2007. Of the amount currently outstanding, $205,000 will be payable with 4% annual interest upon the consummation of a business combination, subject to earlier repayment solely out of the interest earned on the trust account (net of taxes payable), and the $143,791 balance and any advances under the revolving credit agreement will be payable with 5.5% annual interest upon the consummation of a business combination, subject to earlier repayment solely out of interest earned on the trust account (net of taxes payable). A portion of the $1,500,000 of interest income on the trust account that may be used to fund the Company’s working capital requirements would be used to repay these loans. At the time of dissolution and liquidation, management will not be entitled to receive any amounts from the trust account with respect to any outstanding balance on such loans or accrued interest thereon.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged.

Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our existing stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination, except that they may receive reasonable reimbursement for office space and administrative support in an amount not to exceed $7,500 per month.

We are obligated, to pay to Selway Partners LLC an aggregate monthly fee of $7,500 for certain administrative, technology, bookkeeping and secretarial services, as well as the use of limited office space in New Jersey. We believe that, based on rents and fees for similar services in New Jersey, the fee charged by Selway Partners LLC is at least as favorable as we could have obtained from an unaffiliated third party.

Director Independence

Vector’s Board of Directors has not determined if any of its directors qualifies as independent. Vector’s Board of Directors will make a determination about independence after the business combination is consummated. Vector does not have an audit committee, nominating committee or compensation committee and therefore the entire Board of Directors performs those functions for Vector.

Item 14.	Principal Accounting Fees and Services

Miller, Ellin & Company LLP audited our financial statements for the year ended December 31, 2007 and Goldstein Golub Kessler LLP, audited our financial statements for the year ended December 31, 2006:

Audit Fees

Fees for audit services provided by Miller, Ellin & Company, LLP totaled $19,082 in 2007, including fees associated with the audit of the annual financial statements for the fiscal year ended December 31, 2007 and the reviews of the Company’s quarterly reports on Form 10-Q.

Fees for audit services provided by Goldstein Golub Kessler LLP totaled $25,000 in 2006, including fees associated with the audit of the annual financial statements for the fiscal year ended December 31, 2006, the audit of the Company’s balance sheet at May 1, 2007 included in the Current Report on Form 8-K, and for services performed in connection with the Company’s registration statement on Form S-1 initially filed in 2006. In addition, fees of $41,515 were billed in 2007 related to the audit for the fiscal year ended December 31, 2006.

Audit-Related Fees

Fees for audit-related services provided by Miller, Ellin & Company, LLP totaled $1,384 in 2007. Audit-related services principally include due diligence in connection with acquisitions.

Other than the fees described under the caption ‘‘Audit Fees’’ above, Goldstein Golub Kessler LLP did not bill any fees for services rendered to us during fiscal year 2006 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

Fees for tax services provided by Miller, Ellin & Company, LLP, including tax compliance, tax advice, and tax planning, totaled $1,454 in 2007.

There were no fees billed by Goldstein Golub Kessler LLP for tax services in 2006.

All Other Fees

There were no fees billed by Miller, Ellin & Company, LLP or Goldstein Golub Kessler LLP for other professional services rendered during the fiscal years ended December 31, 2007 or 2006.

Pre-Approval of Services

We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statement of Operations

Consolidated Statement of Stockholders’ Equity

Consolidated Statement of Cash Flows

(2) Schedules

None.

(b)	Exhibits

The following Exhibits are filed as part of this report

Exhibit No.	Description
1.1	Form of Underwriting Agreement(1)
1.2	Form of Selected Dealers Agreement(1)
3.1	Fourth Amended and Restated Certificate of Incorporation(1)
3.2	By-laws(1)
4.1	Specimen Common Stock Certificate(1)
4.2	Specimen Unit Certificate(1)
4.3	Specimen Warrant Certificate (included in Exhibit 4.5)(1)
4.4	Form of Unit Purchase Option to be granted to the representative(1)
4.5	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant(1)
10.1	Form of Investor Agreement among the Registrant, the underwriter and Yaron Eitan(1)
10.2	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant(1)
10.3	Form of Stock Escrow Agreement among the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders(1)
10.4	Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and the Private Placement Purchasers(1)
10.5	Amended and Restated Promissory Note in the principal amount of $87,500 between the Registrant and Isaac Applbaum(1)
10.6	Amended and Restated Promissory Note in the principal amount of $87,500 between the Registrant and Marc Abramowitz(1)
10.7	Form of Placement Unit Agreement among the Registrant, SCP Private Equity Management Company LLC, Mr. Eitan and Mr. Churchill(1)
10.8	Form of Financial Advisory Services Agreement between the Registrant and Rodman & Renshaw, LLC.(1)

Exhibit No.	Description
10.9	Promissory Note in the principal amount of $120,000 between the Registrant and SCP Private Equity Management Company LLC(1)
10.10	Promissory Note in the principal amount of $23,790.82 between the Registrant and SCP Private Equity Management Company LLC(1)
10.11	Promissory Note in the principal amount of $30,000 between the Registrant and Isaac Applbaum(1)
10.12	Form of Investor Agreement among the Registrant, the underwriter and Amit Avnet(1)
10.13	Form of Investor Agreement among the Registrant, the underwriter and Archie Clemins(1)
10.14	Form of Investor Agreement among the Registrant, the underwriter and Joseph Gorman(1)
10.15	Form of Investor Agreement among the Registrant, the underwriter and Marc Abramowitz(1)
10.16	Form of Investor Agreement among the Registrant, the underwriter and Winston Churchill(1)
10.17	Form of Investor Agreement among the Registrant, the underwriter and Ehud Barak(1)
10.18	Form of Investor Agreement among the Registrant, the underwriter and Isaac Applbaum(1)
10.19	Form of Investor Agreement among the Registrant, the underwriter and SCP Private Equity Management Company LLC(1)
10.20	Stock Purchase Agreement, dated February 14, 2008, by and among Vector Intersect Security Acquisition Corporation, Cyalume Acquisition Corp., Cyalume Technologies, Inc. and GMS Acquisition Partners Holdings LLC(2)
31.1	Certification of the Chief Executive Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Chief Executive Officer and (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .
99.1	Consulting Agreement with Derek Dunaway, dated June 19, 2007(3)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-127644).
(2)	Incorporated by reference to the Registrant’s Form 8-K, filed February 21, 2008.
(3)	Incorporated by reference to the Registrant’s Form 8-K, filed June 25, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR INTERSECT SECURITY ACQUISITION CORPORATION
April 14, 2008	By:	/s/ Yaron Eitan
Yaron Eitan
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 14, 2008	By:	/s/ Yaron Eitan
Yaron Eitan Chief Executive Officer, President and Director (Principal Executive, Accounting and Financial Officer)
April 14, 2008	By:	/s/ Winston Churchill
Winston Churchill Secretary and Director
April 14, 2008	By:	/s/ Issac Applbaum
Issac Applbaum Director
April 14, 2008	By:	/s/ Archie Clemins
Archie Clemins Director
April 14, 2008	By:	/s/ Marc L. Abramowitz
Marc L. Abramowitz Director
April 14, 2008	By:	/s/ Joseph T. Gorman
Joseph T. Gorman Director
April 14, 2008	By:	/s/ Thomas J. Rebar
Thomas J. Rebar Director
April 14, 2008	By:	/s/ Doron Cohen
Doron Cohen Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Vector Intersect Security Acquisition Corp.

We have audited the accompanying balance sheet of Vector Intersect Security Acquisition Corp. (a corporation in the development stage) as of December 31, 2007 and the related statements of income, stockholders’ equity and cash flows for the year ended December 31, 2007 and the period from July 19, 2005 (inception) to December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vector Intersect Security Acquisition Corp. as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 and the period from July 19, 2005 (inception) to March 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Miller Ellin & Company, LLP
April 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vector Intersect Security Acquisition Corp.

We have audited the accompanying balance sheet of Vector Intersect Security Acquisition Corp. (a corporation in the development stage) as of December 31, 2006, and the related statements of operations, stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vector Intersect Security Acquisition Corp. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
May 7, 2007

Vector Intersect Security Acquisition Corporation
(a development stage company)

Balance Sheets

	December 31
	2007	2006
ASSETS
Current assets:
Cash	$569,723	$24,279
Cash and cash equivalents, held in trust	58,309,161	—
Prepaid expenses	94,444	—
Total current assets	58,973,328	24,279
Deferred offering costs	—	432,338
Total assets	$58,973,328	$456,617
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Deferred underwriting costs	$2,340,000	$—
Accrued expenses	79,024	182,550
Accrued interest on notes payable, stockholders	9,481	13,157
Advance from shareholder	8,820	31,769
Income tax payable	85,000	—
Notes payable – stockholders	205,000	348,791
Total liabilities	2,727,325	576,267
Common stock, subject to possible redemption – 1,462,449 shares at $7.62 per share	11,144,242	—
Stockholders’ Equity:
Preferred stock – $.001 par value; 1,000,000 shares authorized;
No shares issued and outstanding	—	—
Common stock – $.001 par value; 50,000,000 shares authorized; issued and outstanding 9,375,000 at December 31, 2007 (including 1,462,449 shares of common stock subject to possible redemption) and 1,875,000 at December 31, 2006	9,375	1,875
Additional paid-in capital	44,439,734	23,125
Retained earnings/(deficit accumulated) during the development stage	652,652	(144,650)
Total stockholders’ equity (deficit)	45,101,761	(119,650)
Total liabilities and stockholders’ equity (deficit)	$58,973,328	$456,617

See notes to financial statements

Vector Intersect Security Acquisition Corporation
(a development stage company)
Statements of Operations

	Year Ended December 31, 2007	Year Ended December 31, 2006	Inception (July 19, 2005) through December 31, 2007
Interest income	$1,346,922	—	$1,346,922
Operating expenses	448,197	$67,394	579,690
Income (loss) before interest expense and income taxes	898,725	(67,394)	767,232
Interest expenses – related party	15,061	10,140	28,218
Income (loss) before provision for income taxes	883,664	(77,534)	739,014
Provision for income taxes	86,362	—	86,362
Net income (loss)	$797,302	$(77,534)	$652,652
Weighted average number of shares outstanding – basic	6,912,329	1,875,000	3,929,330
Diluted	8,530,207	1,875,000	4,589,135
Net income (loss) per share – basic	$0.11	$(0.04)	$0.16
Net income (loss) per share – diluted	$0.09	$(0.04)	$0.14

See notes to financial statements

Vector Intersect Security Acquisition Corporation
(a development stage company)
Statements of Stockholders’ Equity (Deficit)

	Common Stock		Paid-in Capital in Excess of Par	Retained Earnings/Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, at December 31, 2005	1,875,000	$1,875	$23,125	$(67,116)	$(42,116)
Net loss	—	—	—	(77,534)	(77,534)
Balances, at December 31, 2006	1,875,000	1,875	23,125	(144,650)	(119,650)
Proceeds of private placement – April 25, 2007	187,500	187	1,499,813	—	1,500,000
Stock issuance on June 30, 2007 at $8	7,312,500	7,313	58,492,687	—	58,500,000
Expenses of offerings	—	—	(4,431,649)	—	(4,431,649)
Less: Proceeds subject to possible redemption of 1,462,499 shares and associated deferred interest	—	—	(11,144,242)	—	(11,144,242)
Net income	—	—	—	797,302	797,302
Balances at December 31, 2007	9,375,000	$9,375	$44,439,734	$652,652	$45,101,761

See notes to financial statements

Vector Intersect Security Acquisition Corporation
(a development stage company)
Statements of Cash Flows

	Year ended December 31, 2007	Year ended December 31, 2006	Inception (July 19, 2005) through December 31, 2007
Cash flows from operating activities
Net income (loss)	$797,302	$(77,534)	$652,652
Adjustments to reconcile net loss to net cash provided by operating activities
Insurance premium refund receivable	—	18,903	—
Accounts payable and accrued expenses	(113,526)	67,684	79,024
Income tax payable	85,000	—	85,000
Prepaid Expenses	(94,444)	—	(94,444)
Accrued interest on notes payable, stockholders	6,324	10,140	9,481
Net cash provided by (used in) operating activities	680,656	19,193	731,713
Cash flows from investing activities:
Payment to trust account	(58,309,161)	—	(58,309,161)
Net cash used in investing activities	(58,309,161)	—	(58,309,161)
Cash flows from financing activities
Repayment of advances from shareholders	(22,949)	—	—
Proceeds from advances from stockholder		8,820	8,820
Proceeds from sale of shares of common stock	—	—	25,000
Proceeds from notes payable, stockholders	—	143,791	348,791
Repayment of notes payable, stockholders	(143,791)	—	(143,791)
Proceeds from private placement	1,500,000	—	1,500,000
Proceeds from initial public offering	58,500,000		58,500,000
Payment of expenses of offering	(1,659,311)	(157,186)	(2,091,649)
Net cash provided by financing activities	58,173,949	(4,575)	58,147,171
Net increase in cash	545,444	14,618	569,723
Cash, beginning of period	24,279	9,661	—
Cash, end of period	$569,723	$24,279	$569,723
Supplemental disclosure of cash flow information
Cash paid for interest	$8,734	$—	$8,737
Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting costs	$2,340,000	$132,449	$2,340,000

See notes to financial statements

Vector Intersect Security Acquisition Corporation
(a development stage company)

Notes to Consolidated Financial Statements
December 31, 2007

1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies	Organization

Vector Intersect Security Acquisition Corporation (the ‘‘Company’’) was incorporated in Delaware on July 19, 2005 as a blank check company. Its objective is to acquire through merger, capital stock exchange, asset acquisition or other similar Business Combination (as defined below), one or more businesses in the homeland security, national security and/or command and control industries.

The registration statement for the Company’s initial public offering (the ‘‘Public Offering’’) was declared effective on April 25, 2007. The Company completed a private placement (the ‘‘Private Placement’’) and received gross proceeds of 51,500,000 on April 25, 2007. The Company consummated the Public Offering on May 1, 2007 and received gross proceeds of $58,500,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the ‘‘Offerings’’) (each as described in Note 2), although substantially all of the net proceeds of the Offerings arc intended to be generally applied toward consummating a business combination with a target company. As used herein, a ‘‘target business’’ shall include an operating business in the homeland security or defense industries, or a combination thereof, and a ‘‘business combination’’ shall mean the acquisition by the Company of such a target business. There is no assurance that the Company will be able to effect a business combination successfully.

Of the proceeds of the Offerings, $58,030,000 was placed in a trust account (‘‘Trust Account’’) at JP MorganChase, New York, New York, maintained by American Stock Transfer & Trust Company, the Company’s transfer agent. This amount includes the net proceeds of the Public Offering and the Private Placement, and $2,340,000 of deferred underwriting compensation fees (the ‘‘Discount’’) which will be paid to Rodman & Renshaw, LLC if, and only if, a business combination is consummated. The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by our stockholders, Up to $1,500,000 of interest income on the Trust Account may be used to fund the Company’s working capital requirements including payments for legal, accounting, due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem its, his or her shares. The per share redemption price will equal the amount in the Trust Fund, plus interest (net of taxes payable and net of up to $1,500,000 of interest income on the Trust Fund that may be used to fund the Company’s working capital) calculated as of two business days prior to the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering, Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Initial Stockholders.

Basis of Presentation

The financial statements include the accounts of the Company. As of December 31, 2007, the Company had not engaged in any business operations. All activity through December 31, 2007 is related to the Company’s formation, the Offering and the pursuit of acquiring a company.

Income Taxes

The Company’s policy is to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between amounts recognized in the Company’s financial statements and its tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect of significant tax positions for which it is more likely than not that the Company will not prevail are recognized liabilities or reductions of deferred tax assets. Valuation allowances are recognized if it is more likely than not that the future tax benefits of deferred tax assets will not be realized. Assessments, if any, for tax related interest are classified as interest expense and tax penalties are classified as general and administrative expenses.

On January 1, 2007 the company adopted, FASB Issue Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ an Interpretation of FASB Statement No. 109 — (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoptions of ‘‘FIN 48’’ had no effect on our financial condition or results of operation.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that a fleet the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Corporation to credit risk consist of cash and cash equivalents. The Corporation’s policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions or in short-term money market funds that provide minimal exposure to interest rate and credit risk.

Earnings per Common Share

Basic earnings per share (‘‘EPS’’) is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material affect on the accompanying financial statements.

2. Offerings	On April 25, 2007 the Company sold 187,500 units in a Private Placement, and on May 1, 2007 the Company sold 7,312,500 units in a Public Offering collectivity (the ‘‘Units’’). Each Unit consists of one share of the Company’s common stock $0.001 par value, and one common stock purchase warrant (‘‘Warrants’’). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share (which Warrant may be exercised on a cashless basis) commencing the later of one year from the effective date of the Public Offering: or (b) the completion of a Business Combination with a target business and expiring four years from the date of the prospectus (unless earlier redeemed). The Warrant is redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrant becomes exercisable, only in the event that (a) the last sales price of the common stock is at least $11.50 per share for any 20 trading days within a 30- trading-day period ending on the third business day prior to date on which notice of redemption is given.

The Company will use its best efforts to cause a registration statement to become effective on or prior to the commencement of the Warrant exercise period and to maintain the effectiveness of such registration statement until the expiration of the Warrants. The Warrants may not be exercised in the absence of an effective registration statement, and, in the event that the Company is unable to maintain the effectiveness of such registration statement until the expiration of the Warrants, and therefore is unable to deliver registered shares, the Warrants may expire unexercised and worthless. In no event will the Company be required to net-cash settle the Warrants. Accordingly, the Company has determined that the Warrants should he classified in stockholders’ equity upon issuance in accordance with the guidance in EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock’’.

3. Deferred Offering Costs	Deferred offering costs consist of legal, auditing, regulatory filing, underwriting fees and other costs incurred related to the Proposed Offerings that were charged to stockholders’ equity upon receipt of the capital raised.

4. Advances from Stockholder	In March 2006 and in September 2006, a stockholder advanced the Company a total of $8,820 and 522,950 respectively for operating expenses. The advance is non-interest bearing and is due on demand.

5. Notes Payable, Stockholders	In addition to their purchase of the Company’s common stock, two of the Company’s stockholders and officers advanced the Company an aggregate of $205,000 in exchange for unsecured promissory notes. The notes bear interest at a rate of 4% per annum with principal and

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

The interest expense for Notes payable to shareholders were 14,375 $12,167 and $29,363 for year ended 2007, 2006 and from inception to year end 2007, accordingly

6. Per Share Information	Basic income per common share (‘‘Basic EPS’’) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted income per common share (‘‘Diluted EPS’’) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Statements of Income.

The following table sets forth the computation of basic and diluted per share information

	Year Ended December 31		For the period from July 19, 2005 (inception) to December 31, 2007
	2007	2006
Numerator:
Net Income (Loss)	$779,302	$(77,534)	$652,651
Denominator:
Weighted-average common shares outstanding Dilutive effect of warrants	6,912,329	1,875,000	3,929,330
Weighted average common shares outstanding, assuming dilution	8,530,207	1,875,000	4,589,135
Net Income (Loss) Per Share:
Basic	$0.11	$(0.04)	$0.16
Diluted	$0.09	$(0.04)	$0.14

7. Commitments	In connection with the Public Offering the Company sold to the representative of the underwriter, for $100 an option to purchase up to a total of 731,250 Units. The Units issuable upon exercise of this option are identical to those offered to the public, except that the Warrants underlying this option are exercisable at $5.50 (110% of the exercise price of the Warrants included in the units sold in the Public Offering). This option is exercisable at $8.80 per unit commencing on the later of the consummation of a Business Combination and one year from the date of offerings and expiring five years from the date of offerings.

The option and the 731,250 units, the 731,250 shares of common stock and the 731,250 Warrants underlying such units, and the 731,250 shares of common stock underlying such Warrants, have been deemed compensation by the National Association of Securities Dealers (‘‘NASD’’) and are therefore subject to a 180-day lock-up pursuant to Rule 2710(01) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred. assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of offerings. However, the option may be transferred to any underwriter and selected dealers participating in the offering and their bona fide officers or partners.

The Company accounted for this purchase option as a cost of raising capital and will include the instrument as equity in the financial statements. Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company estimated, based upon a Black-Scholes model, that the fair value of the purchase option, on the date of sale is approximately $3.40 per unit (or $2,486,250 in the aggregate), using an expected life of 5 years, volatility of 44%, and a risk-free rate of 5%. However, because the Company’s units did not have a trading history, the volatility assumption was based on information then available to management. The volatility estimate is derived using historical data of public companies in the proposed industry. The Company believes the volatility estimate calculated from these companies is a reasonable benchmark to use in estimating the expected volatility of our units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Combination with the prescribed time period and it liquidates, the option will become worthless.

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

The Company has engaged the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange

Commission, the Company has agreed to pay the representative of the underwriter for bona fide services rendered a commission equal to 3% of the exercise price for each Warrant exercised more than one year after April 25, 2007 (the effective date of our initial public offering) if the exercise was solicited by the representative. In addition to soliciting, either orally or in writing, the exercise of the Warrants, the representative’s services may also include disseminating information, either orally or in writing, to Warrant holders about the. Company or the market for the Company’s securities, and assisting in the processing of the exercise of the Warrants. No compensation will be paid to the representative upon the exercise of the Warrants if:

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

On May 1, 2007, the Company entered into a $500,000 revolving credit agreement with SCP Private Equity Management Company, LLC, of which the Company’s Chief Executive officer and one of its directors are members. Any amounts outstanding under the revolving credit agreement will bear interest at a rate of 5.5% per year. Any funds outstanding under the revolving credit agreement will become due and payable by the Company upon our consummation of a business combination. As of December 31, 2007, the Company has not borrowed any amounts under this facility.

8. Related Party Transactions	The Corporation presently occupies office space provided by an affiliate of the Corporation’s president and an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Corporation, it will make such office space, as well as certain office and secretarial services, available to the Corporation, as may be required by the Corporation from time to time. The

Corporation has agreed to pay such affiliate $7,500 per month for such services commencing April 25, 2007. Payments made under this agreement totaled $90,000 for the year ended December 31, 2007.

9. Income Taxes	There is no difference between the effective tax rate reflected by the provision for income taxes and the amounts calculated using statutory tax rates. The components of the provision for income tax are as follows:

	For the Year ended December 31, 2007	Year ended December 31, 2006		For the Period from April 6, 2005 (inception) to December 31, 2007
Federal
Current	$85,000	$		$85,000
Deferred	—		—	—
State
Current
Deferred	—		—	—
	$85,000		$—	$85,000

There were no deferred tax assets, liabilities or uncertain tax positions at December 31, 2007.

10. Capital Stock	The Corporation is authorized to issue 50,000,000 shares of common stock. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock, except that Public Stockholders have the right to have their shares of common stock converted to cash equal to their pro rata share of the trust fund if they both elect such conversion within the prescribed time period and they subsequently vote against a Business Combination that is ultimately approved and completed. Assuming that such a Business Combination is not timely completed and the Corporation’s dissolution is approved by the stockholders in accordance with Delaware law, Public Stockholders will be entitled to receive their proportionate share of the Trust Fund (including any interest not released to us, net of taxes, and the deferred underwriting discount). In addition, Public Stockholders will be entitled to receive a pro rata portion of our remaining assets not held in trust, less amounts we pay, or reserve to pay, for all of our liabilities and obligations.

Pursuant to letter agreements with the Corporation, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Corporation’s liquidation.

Preferred Stock

The Corporation is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Corporation, prior to a Business Combination, from issuing preferred stock without the consent of the representatives of the underwriters.

11. Contractual Obligations	On June 19, 2007, the Company entered into a consulting agreement with Derek Dunaway. Mr. Dunaway duties are to assist the Company’s officers with the Company’s reporting obligations and in its search for a target business. Pursuant to the consulting agreement, Mr. Dunaway will receive $10,000 per month (including retroactive compensation to May 2, 2007) and the agreement may be terminated by either party on 15 days prior written notice to the other party. If the Company consummates a business combination, the Company will (i) pay Mr. Dunaway $10,000 for each month he has performed as a consultant for the Company and (ii) issue Mr. Dunaway warrants to purchase 100,000 shares of Vector’s common stock, exercisable at $5.00 per share.

On December 17, 2007, the Company entered into an agreement with Raviv Shefet pursuant to which, in consideration for financial advisory services rendered, if the Company consummates a business combination, the Company will issue Mr. Shefet warrants to purchase 100,000 shares of Vector’s common stock, exercisable at $5.00 per share.

Since the warrants described above are not yet outstanding and their issuance is contingent on an event that may not occur, the warrants have not yet been valued.