Form 10-Q
period 2008-03-31
Vector Intersect Security Acquisition Corp.
filed 2008-05-20
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

There were 9,375,000 shares of the Registrant’s common stock issued and outstanding as of May 19, 2008.

Vector Intersect Security Acquisition Corp.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$467,633	$569,723
Cash and cash equivalents, held in trust	58,399,532	58,309,161
Prepaid Expenses	66,889	94,444
Total current and total assets	$58,934,054	$58,973,328
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Deferred underwriting fees	$2,340,000	$2,340,000
Accrued expenses	1,960	79,024
Accrued interest on notes payable, stockholders	21,251	9,481
Advance from Shareholder	8,820	8,820
Income taxes payable	—	85,000
Notes payable, stockholders	105,000	205,000
Total current liabilities	2,477,031	2,727,325
Common Stock, subject to possible redemption, 1,462,499 shares, at redemption price of $7.62 per share	$11,261,242	$11,144,242
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value
Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value Authorized 50,000,000 shares Issued and outstanding 1,875,000 shares and 9,375,000 at December 31, 2007 and March 31, 2008	9,375	9,375
Additional paid-in-capital	44,322,734	44,439,734
Retained earnings during the development stage	863,672	652,652
Total stockholders’ equity	45,195,781	45,101,761
Total liabilities and stockholders’ equity	$58,934,054	$58,973,328

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Statements of Operations
(Unaudited)

	Three Months Ended		For the period from July 19, 2005 (inception) to March 31, 2008
	March 31, 2008	March 31, 2007

Interest Income	$363,738	$—	$1,710,660
Operating expenses	255,683	24,106	835,373
Income (loss) before interest expense and income taxes	108,055	(24,106)	875,287
Interest expense – related party	1,770	2,836	29,988
Income before provision for income taxes	106,285	(26,942)	845,299
Provision for income taxes	(104,735)	—	(18,373)
Net income (loss) for the period	$211,020	$(26,942)	$863,672
Weighted average shares outstanding –
basic	9,375,000	1,875,000	4,431,922
diluted	11,861,296	1,875,000	10,179,274
Net income (loss) per share – Basic	$0.02	$(0.02)	$0.19
Net income (loss) per share – Diluted	$0.02	$(0.02)	$0.08

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Statement of Stockholders Equity (deficit)

	Common Stock		Additional Paid-in capital	Deficiency Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2005	1,875,000	$1,875	$23,125	$(67,116)	$(42,116)
Net loss for the period	—	—	—	(77,534)	(77,534)
Balances at December 31, 2006	1,875,000	1,875	23,125	(144,650)	(119,650)
Private placement – April 25, 2007	187,500	187	1,499,813	—	1,500,000
Common shares issued September 30, 2007 at $8 per share	7,312,500	7,313	58,492,687	—	58,500,000
Expenses of the Offering	—	—	(4,431,649)	—	(4,431,649)
Proceeds subject to possible redemption of 1,462,499 shares	—	—	(11,144,242)	—	(11,144,242)
Net income for the period	—	—	—	797,302	797,302
Balances at December 31, 2007	9,375,000	9,375	44,439,734	652,652	45,101,761
Adjustment to value of shares subject to possible redemption	—	—	(117,000)	—	(117,000)
Net income for the period	—	—		211,020	211,020
Balances at March 31, 2008	9,375,000	$9,375	$44,322,734	$863,672	$45,195,781

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Statements of Cash Flows
(Unaudited)

	Three Months Ended		For the period from July 19, 2005 (inception) to March 31, 2008
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income (loss)	$211,020	$(26,942)	$863,672
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in:
Accounts payable and accrued expenses	(77,064)	7,331	1,960
Prepaid Expenses	27,555	—	(66,889)
Income taxes payable	(85,000)	—	—
Accrued interest on notes payable, stockholders	11,770	2,836	21,251
Net cash provided by (used in) operating activities	88,281	(16,775)	819,994
Cash flows from Investment activities:
Payment to trust account	(90,371)	—	(58,399,532)
Net cash used in investing activities	(90,371)	—	(58,399,532)
Cash flows from financing activities:
Proceeds from advances from stockholder	—	—	8,820
Proceeds from sale of shares of common stock	—	—	25,000
Proceeds from notes payable, stockholders	—	—	348,791
Proceeds of note payable stockholders	(100,000)	—	(243,791)
Proceeds from private placement	—	—	1,500,000
Proceeds from initial public offering	—	—	58,500,000
Payment of expenses of offering	—	—	(2,091,649)
Net cash provided by (used in) financing activities	(100,000)	—	58,047,171
Net increase in cash	(102,090)	(16,775)	467,633
Cash at the beginning of the period	569,723	24,279	—
Cash at the end of the period	$467,633	7,504	467,633
Supplemental Disclosure of non-cash financing activities
Cash paid for interest	$—	$8,734	$8,734
Accruals of deferred offering cost	$—	$17,500	$2,340,000

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a development stage company)

Notes to Condensed Financial Statements
March 31, 2008

1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies	Basis of Presentation

The financial statements of Vector Intersect Security Acquisition Corporation (the ‘‘Company’’), for the three months ended March 31, 2008 and 2007, and for the period from July 19, 2005 (inception) to March 31, 2008, are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007, and for the period of from July 19, 2005 (inception) to March 31, 2008. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The balance sheet as of December 31, 2007 has been derived from the audited financial statements.

Vector Intersect Security Acquisition Corporation (the ‘‘Company’’) was incorporated in Delaware on July 19, 2005 as a blank check company. It’s objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination (as defined below), one or more businesses in the homeland security, national security and/or command and control industries.

The registration statement for the Company’s initial public offering (the ‘‘Public Offering’’) was declared effective on April 25, 2007. The Company completed a private placement (the ‘‘Private Placement’’) and received gross proceeds of $1,500,000 on April 25, 2007. The Company consummated the Public Offering on May 1, 2007 and received gross proceeds of $58,500,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the (‘‘Offerings’’) each as described in Note 2), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, a ‘‘target business’’ shall include an operating business in the homeland security or defense industries, or a combination thereof, and a ‘‘business combination’’ shall mean the acquisition by the Company of such a target business. There is no assurance that the Company will be able to effect a business combination successfully.

Of the proceeds of the Offerings, $58,030,000 was placed in a trust account (‘‘Trust Account’’) at JP MorganChase, New York City, New York, maintained by American Stock Transfer & Trust Company, the Company’s transfer agent. This amount includes the net proceeds of the Public Offering and the Private Placement, and $2,340,000 of deferred underwriting compensation fees (the ‘‘Discount’’) which will be paid to Rodman & Renshaw, LLC if, and only if, a business combination is consummated. The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by our stockholders. Up to $1,500,000 of interest income on the Trust Account may be used to fund the Company’s working capital requirements including payments for legal and accounting fees to due diligence on prospective acquisitions and continuing general and administrative expenses.

After signing a definitive agreement for the acquisition of a target business, the company will submit such transaction for stockholder approval. In the event (i) the Business Combination is not approved by a majority of the shares of common stock or (ii) 20% or more of the shares of common stock held by the public stockholders vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

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

Income Taxes

On January 1, 2007 the company adopted, FASB Issue Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of ‘‘FIN 48’’ had no effect on our financial condition or results of operation.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005, 2006 and 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

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

The Company will use its best efforts to cause a registration statement to become effective on or prior to the commencement of the Warrant exercise period and to maintain the effectiveness of such registration statement until the expiration of the Warrants. The Warrants may not be exercised in the absence of an effective registration statement and, in the event that the Company is unable to maintain the effectiveness of such registration statement until the expiration of the Warrants, and therefore is unable to deliver registered shares, the Warrants may expire unexercised and worthless. In no event will the Company be required to net-cash settle the Warrants. Accordingly, the Company has determined that the Warrants should be classified in stockholders’ equity upon issuance in accordance with the guidance in EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’.

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

accrued interest due no later than the first anniversary of the initial public offering of the Company. During the quarter ended March 31, 2008, the Company repaid $100,000 of these loans.

The Company issued two additional notes with an aggregate principal amount of $143,791 to SCP Private Equity Management Company, LLC. The notes bore interest at a rate of 5.5% per annum with principal and were repaid during the fiscal year of 2007.

6. Per Share Information	In accordance with SFAS No. 128, ‘‘Earnings Per Share,’’ basic income per common share (‘‘Basic EPS’’) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted income per common share (‘‘Diluted EPS’’) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Statements of Income.

The following table sets forth the computation of basic and diluted per share information

	Three Months Ended March 31		For the period from July 19, 2005 (inception) to March 31, 2008
	2008	2007
Numerator:
Net Income (Loss)	$211,020	$(26,942)	$863,672
Denominator:
Weighted-average common shares outstanding	9,375,000	1,875,000	4,431,922
Dilutive effect of warrants	2,486,296	—	5,747,352
Weighted-average common shares outstanding, assuming dilution	$11,861,296	$1,875,000	$10,179,274
Net Income (Loss) Per Share:
Basic	$0.02	$(0.02)	$0.19
Diluted	$0.02	$(0.02)	$0.08

7. Commitments	In connection with the Public Offering the Company sold to the representative of the underwriter for $100 an option to purchase up to a total of 731,250 Units. The Units issuable upon exercise of this option are identical to those offered to the public, except that the Warrants underlying this option are exercisable at $5.50 (110% of the exercise price of the Warrants included in the units sold in the Public Offering). This option is exercisable at $8.80 per unit commencing on the later of the consummation of a Business Combination and one year from the date of offerings and expiring five years from the date of offerings.

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

The Company accounted for this purchase option as a cost of raising capital and will include the instrument as equity in the financial statements. Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company estimated, based upon a Black-Scholes model, that the fair value of the purchase option on the date of sale is approximately $3.40 per unit (or $2,486,250 in the aggregate), using an expected life of 5 years, volatility of 44%, and a risk-free rate of 5%. However, because the Company’s units did not have a trading history, the volatility assumption was based on information then available to management. The volatility estimate is derived using historical data of public companies in the proposed industry. The Company believes the volatility estimate calculated from these companies is a reasonable benchmark to use in estimating the expected volatility of our units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Combination with the prescribed time period and it liquidates the option will become worthless.

The Company has engaged the representative of the underwriters on a non-exclusive basis as an agent for the solicitation of target for a Business Combination. The Company has agreed to pay the representative of the underwriters a transaction fee in cash equal to 3% of the aggregate consideration paid by the Company in a Business Combination with a target business the representative of the underwriters introduces to the Company, if such Business Combination is consummated within twenty-four months of such introduction.

The Company has engaged the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange

Commission, the Company has agreed to pay the representative of the underwriter for bona fide services rendered a commission equal to 3% of the exercise price for each Warrant exercised more than one year after the date of this prospectus if the exercise was solicited by the representative. In addition to soliciting, either orally or in writing, the exercise of the Warrants the representative’s services may also include disseminating information, either orally or in writing, to Warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the Warrants. No compensation will be paid to the representative upon the exercise of the Warrants if:

•	The market price of the underlying shares of common stock is lower than the exercise price;

•	The holder of the Warrants has not confirmed in writing that the representative solicited the exercise;

•	The Warrants are held in a discretionary account;

•	The Warrants are exercised in an unsolicited transaction; or

•	The representative has not provided to the holder of the Warrants solicited for exercise a copy of the prospectus with respect to the shares of common stock underlying the Warrants.

The Company has engaged Selway Partners LLC, an entity with which several of the Company’s officers and directors are affiliated for an aggregate monthly fee of $7,500 for certain administrative, technology, bookkeeping and secretarial services, as well as, the use of limited office space in New Jersey.

On May 1, 2007, the Company entered into a $500,000 revolving credit agreement with SCP Private Equity Management Company, LLC, of which the Company’s Chief Executive officer and one of its directors are members. Any amounts outstanding under the revolving credit agreement will bear interest at a rate of 5.5% per year. Any funds outstanding under the revolving credit agreement will become due and payable by the Company upon our consummation of a business combination. As of March 31, 2008, the Company has not borrowed any amounts under this facility.

On October 29, 2007, the Company entered into an agreement with SMH Capital to pay SMH a finders fee of 1% if they introduce a company to Vector that Vector subsequently acquires. The agreement included a list of companies that SMH had identified and introduced. Included in that list is Cyalume Technologies. Vector is currently finalizing its acquisition of Cyalume and if the acquisition is completed, SMH will be entitled to 1% of the fair market value of the transaction.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vector is a blank check company organized under the laws of the State of Delaware on July 19, 2005. We were formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the homeland security, national security and/or command and control industries or businesses relating to the manufacture of products for use in such industries. We intend to utilize our cash derived from the net proceeds of our offering, our authorized and unissued shares of common and preferred stock, debt or a combination thereof to effect a business combination. Our officers and directors have agreed that they will not recommend to our shareholders that they approve a business combination with an entity that is affiliated with any of our officers or directors, or that is an entity in which any of our officers or directors, or any of their respective affiliates, has a direct or indirect investment. Our officers and directors have agreed not to recommend to our shareholders a business combination with an entity with which they are affiliated to prevent a conflict of interest from developing that could lead to liability for us in the future.

On February 14, 2008, Vector and its newly-formed, wholly-owned subsidiary Cyalume Acquisition Corp. (‘‘Transaction Subsidiary’’), entered into a stock purchase agreement with Cyalume Technologies, Inc. (‘‘Cyalume’’) and GMS Acquisition Partners Holdings, LLC (‘‘Seller’’), which owns 100% of the issued and outstanding equity securities of Cyalume, pursuant to which the Transaction Subsidiary will acquire all of the outstanding securities of Cyalume, resulting in Cyalume becoming an indirect wholly-owned subsidiary of Vector. The total transaction consideration is approximately $120,000,000, which consists of the repayment of certain debts in cash, the payment in cash of certain preferred obligations, and the issuance of shares of Vector’s common stock. The purchase price will be adjusted based on net working capital on the closing date. If net working capital is above $9,000,000, then the Company must make a payment to the Seller, on a dollar for dollar basis, for the amount the net working capital that exceeds $9,000,000 in shares of the Company’s common stock (value at $7.97 per share). If the net working capital is below $7,000,000 then the Company will be entitled to receive for cancellation shares of the Company’s common stock paid as part of the transaction consideration that is in escrow (with each share valued at $7.97). On the closing date, 1,505,646 shares of the Company’s common stock to be issued as part of the transaction consideration will be placed in an escrow account. The amount held in escrow will be available for any purchase price adjustment and/or indemnification obligation of Seller.

Vector intends to file a preliminary proxy statement relating to the transaction with Cyalume with the SEC promptly after this Quarterly Report on Form 10-Q is filed.

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

Results of Operations for the Three Month Period ended March 31, 2008

We reported net income of $211,020 for the three-month period ended March 31, 2008. We incurred a net loss of $26,942 for the three-month period ended March 31, 2007. Until we enter into a business combination, we will not have revenues.

Overall, for the quarter ended March 31, 2008, we incurred $192,573 of consulting and professional fees, $27,555 of insurance expense, $35,555 of rent expense and other operating costs. For the quarter ended March 31, 2007, we incurred $8,356 of consulting and professional fees, $15,750 of rent expense and other operating costs.

Our trust account earned interest of $363,739 for the three months ended March 31, 2008.

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

The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $4.0 million including underwriting discounts of approximately $3.5 million, were approximately $54.5 million. Approximately $58.0 million of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. Except for $1.5 million in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The trust account also contains approximately $2.3 million of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 19, 2005 (the date of our inception) through March 31, 2008, we had operating expenses of approximately $579,690. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of March 31, 2008, we had approximately $58,399,532 held in the trust account, which includes deferred underwriting fees of $2,340,000. Additionally, as of March 31, 2008, we have approximately $467,633 outside the trust account to fund our working capital requirements.

On May 1, 2007, we entered into a $500,000 revolving credit agreement with SCP Private Equity Management Company, LLC, of which our Chief Executive Officer and one of our directors are members. Any amounts outstanding under the revolving credit agreement will bear interest at a rate of 5.5% per year. Any funds outstanding under the revolving credit agreement will become due and payable by us upon our consummation of a business combination. As of March 31, 2008, we had not borrowed any amounts under this facility.

Vector will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as, any other net proceeds not expended will be used to finance the operations of the target business.

Assuming the release of the full amount of the interest we are entitled to receive from the trust account, we believe we will have sufficient available funds outside of the trust account to operate through May 1, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. We anticipate that we will need approximately $35.0 million in financing to consummate the Cyalume transaction.

Our accrued expenses, as of March 31, 2008 were $1,960, which includes accruals of approximately $1,960 for professional fees associated with attorneys, accountants and bankers and related expenses.

Commencing on April 25, 2007 we began incurring a fee of approximately $7,500 per month for office space. We pay consultants approximately $12,000 per month for services in connection with Vector’s reporting obligations and in connection with Vector’s search for a target business.

Assuming the completion of the Cyalume acquisition, Vector will incur approximately $25 million of new debt in connection with the transaction. At closing, Vector will pay certain Cyalume obligations totaling approximately $80 million as of March 31, 2008, relating to Cyalume and notes payable to Cyalume shareholders. Vector will also assume the current liabilities relating to accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on incomplete contracts.

Off-Balance Sheet Arrangements

Vector does not have any off-balance sheet arrangements.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 was made under the supervision and with the participation of our management, including our Chief Executive Officer. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T    CONTROLS AND PROCEDURES

Not Applicable.

PART II — OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

None.

ITEM 1A    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled ‘‘Risk Factors’’ in our Annual Report on Form 10-K, filed on April 15, 2008, which could materially affect our business financial condition or future results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors described in our Annual Report on form 10-K.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

After deducting the underwriting discounts and commissions, placement agent fees and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $60,000,000, of which approximately $58,030,000 (or $7.62 per unit sold in the offering) was deposited into a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $1,500,000 of the interest earned on the trust account to fund our working capital prior to a business combination. As of March 31, 2008, there was $58,399,352 held in the trust account, which includes deferred underwriting fees of $2,340,000 (including deferred interest).

For a description of how we have been using the funds from our initial public offering, see Item 2 of Part I, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS

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

VECTOR INTERSECT SECURITY ACQUISITION CORP.
May 20, 2008	By:	/s/ Yaron Eitan
Yaron Eitan
Chief Executive Officer (Principal Executive, Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive, Accounting and Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.