Form 10-Q
period 2008-06-30
Vector Intersect Security Acquisition Corp.
filed 2008-08-15
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number: 000-52247

VECTOR INTERSECT SECURITY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-3200738
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

65 Challenger Road, Ridgefield Park, NJ
(Address of Principal Executive Offices including Zip Code)

(201) 708-9801
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 9,375,000 shares of the Registrant’s common stock issued and outstanding as of August 14, 2008.

Vector Intersect Security Acquisition Corp.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Balance Sheets
As of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$374,675	$569,723
Investment in trust account	58,489,506	58,309,161
Prepaid Expenses	39,334	94,444
Total current assets	58,903,515	58,973,328
Deferred Acquisition Cost	176,644	-
Total assets	$59,080,159	$58,973,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred underwriting fees	$2,340,000	$2,340,000
Accounts payable and accrued expenses	75,406	79,024
Accrued interest on notes payable, stockholders	22,312	9,481
Income taxes payable	64,762	85,000
Due to stockholders	8,820	8,820
Notes payable, stockholders	105,000	205,000
Total current liabilities	2,616,300	2,727,325
Common Stock, subject to possible redemption, 1,462,499 shares	11,290,492	11,144,242
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value
Authorized 1,000,000 shares; none issued	–	–
Common stock, $0.001 par value
Authorized 50,000,000 shares
Issued and outstanding 1,875,000 shares and 9,375,000 at December 31, 2006 and June 30, 2007	9,375	9,375
Additional paid-in-capital	44,293,484	44,439,734
Earnings accumulated during the development stage	870,508	652,652
Total stockholders’ equity	45,173,367	45,101,761
Total liabilities and stockholders’ equity	$59,080,159	$58,973,328

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Statements of Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,		For the period from July 19, 2005 (inception) to
	2008	2007	2008	2007	June 30, 2008
Interest Income	$612,584	$342,434	$248,846	$342,434	$1,959,506
Operating expenses	412,135	124,275	156,452	100,169	991,825
Income before interest expense and income taxes	200,449	218,159	92,394	242,265	967,681
Interest expense-related party	2,831	11,079	1,061	8,243	31,049
Income before provision for income taxes	197,618	207,080	91,333	234,022	936,632
Provision for income taxes	(20,238)	30,400	84,497	30,400	66,124
Net income for the period	$217,856	$176,680	$6,836	$203,622	$870,508
Weighted average shares outstanding -
Basic	9,375,000	4,381,250	9,375,000	6,887,500	4,849,582
Diluted	11,871,317	5,315,901	11,880,099	8,746,532	10,357,506
Net income per share - Basic	$0.02	$0.04	$—	$0.03	$0.18
Net income per share - Diluted	$0.02	$0.03	$—	$0.02	$0.08

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Statement of Stockholders Equity (deficit)

	Common Stock		Additional	Deficiency Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Paid-in capital	Stage	(Deficit)
Common shares issued
July 19, 2005 at (inception) at $0.0133	1,875,000	$1,875	$23,125	$–	$25,000
Net loss for the period	–	–	–	(67,116)	(67,116)
Balances at December 31, 2005	1,875,000	$1,875	$23,125	$(67,116)	$(42,116)
Net loss for the period	–	–	–	(77,534)	(77,534)
Balances at December 31, 2006	1,875,000	1,875	23,125	(144,650)	(119,650)
Proceeds of private placement- April 25, 2007	187,500	187	1,499,813	–	1,500,000
Common shares issued June 30, 2007 @$8 per share	7,312,500	7,313	58,492,687	–	58,500,000
Expenses of the Offering	–	–	(4,431,649)	–	(4,431,649)
Proceeds subject to possible redemption of 1,462,499 shares	–	–	(11,144,242)	–	(11,144,242)
Net income for the period	–	–	–	797,302	797,302
Balances at December 31, 2007	9,375,000	9,375	44,439,734	652,652	45,101,761
Adjustment to value of shares subject to possible redemption			(146,250)		(146,250)
Net income for the period				217,856	217,856
Balances at June 30, 2008	9,375,000	$9,375	$44,293,484	$870,508	$45,173,367

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		For the Period From July 19, 2005 (Inception) to
	2008	2007	June 30, 2008
Cash flows from operating activities
Net income	$217,856	$176,680	$870,508
Adjustments to reconcile net income to net cash provided by operating activities
Deferred Acquisition Cost	(176,644)	–	(176,644)
Prepaid Expenses	55,110	(151,111)	(39,334)
Accounts payable and accrued expenses	(3,618)	(66,128)	75,406
Income tax payable	(20,238)	30,400	64,762
Accrued interest on notes payable, stockholders	12,831	10,079	22,312

Net cash provided by (used in) operating activities	85,297	(80)	817,010
Cash flows from investing activities:
Payment to trust account	(180,345)	(58,213,919)	(58,489,506)

Net cash used in investing activities	(180,345)	(58,213,919)	(58,489,506)

Cash flows from financing activities
Proceeds from advances from stockholder	–	–	8,820
Proceeds from sale of shares of common stock	–	–	25,000
Proceeds from notes payable, stockholders	–	–	348,791
Repayment of notes payable, stockholders	(100,000)	–	(243,791)
Proceeds from private placement	–	1,500,000	1,500,000
Proceeds from initial public offering	–	58,500,000	58,500,000
Payment of expenses of offering	–	(1,646,978)	(2,091,649)
Net cash provided by financing activities	(100,000)	58,353,022	58,047,171

Net increase (decrease) in cash	(195,048)	139,023	374,675
Cash, beginning of period	569,723	24,279	–
Cash, end of period	$374,675	$163,302	$374,675

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–	8,734
Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting costs	$–	$2,352,333	$2,340,000

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a development stage company)

Notes to Financial Statements
June 30, 2008

1. Organization, Proposed Business Operations	Basis of Presentation
and Summary of Significant Accounting Policies
The financial statements of Vector Intersect Security Acquisition Corporation (the ‘‘Company’’) , for the six months ended June 30, 2008 and 2007, for the three months ended June 30, 2008 and 2007 and for the period from July 19, 2005 (inception) to June 30, 2008, are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of its operations and its cash flows for the six months ended June 30, 2008 and 2007, the three months ended June 30, 2008 and 2007 and for the period from July 19, 2005 (inception) to June 30, 2008. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The balance sheet as of December 31, 2007 has been derived from the audited financial statements.

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

After signing a definitive agreement for the acquisition of a target business, the Company will submit such transaction for stockholder approval. In the event (i) the Business Combination is not approved by a majority of the shares of common stock issued in our initial public offering or (ii) 20% or more of the shares of common stock held by the public stockholders vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company’s policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions or in short-term money market funds that provide minimal exposure to interest rate and credit risk.

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

2. Offerings
On April 25, 2007 the Company sold 187,500 units in a Private Placement, and on May 1, 2007 the Company sold 7,312,500 units in the Public Offering (collectively the ‘‘Units’’). Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one common stock purchase warrant (‘‘Warrants’’). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share (which Warrant may be exercised on a cashless basis) commencing the later of (a) one year from the effective date of the Public Offering; or (b) the completion of a Business Combination with a target business and expiring four years from the date of the Public Offering prospectus (unless earlier redeemed). The Warrant is redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrant becomes exercisable, only in the event that (a) the last sales price of the common stock is at least $11.50 per share for any 20 trading days within a 30-trading-day period ending on the third business day prior to date on which notice of redemption is given.

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

3. Deferred Acquisition Costs	Deferred acquisition costs consist of legal, auditing, regulatory filing, underwriting fees and other costs incurred related to the Proposed Acquisition.

4. Advances from Stockholder	In March 2006 and in September 2006, a stockholder advanced the Company a total of $8,820 for operating expenses. The advance is non-interest bearing and is due on demand.

5. Notes Payable, Stockholders
In addition to their purchase of the Company’s common stock, two of the Company’s stockholders and officers advanced the Company an aggregate of $205,000 in exchange for unsecured promissory notes. The notes bear interest at a rate of 4% per annum with principal and accrued interest due no later than the first anniversary of the Public Offering. During the quarter ended March 31, 2008, the Company repaid $100,000 of these loans.

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

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended		Six Months Ended		For the period from July 19, 2005 (inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Interest Income	$612,584	$342,434	$248,846	$342,434	$1,959,506
Operating expenses	412,135	124,275	156,452	100,169	991,825
Income before interest expense and income taxes	200,449	218,159	92,394	242,265	967,681
Interest expense – related party	2,831	11,079	1,061	8,243	31,049
Income before provision for income taxes	197,618	207,080	91,333	234,022	936,632
Provision for income taxes	(20,238)	30,400	84,497	30,400	66,124
Net income for the period	$217,856	$176,680	$6,836	$203,622	$870,508
Weighted average shares outstanding –
basic	9,375,000	4,381,250	9,375,000	6,887,500	4,849,582
diluted	11,871,317	5,315,901	11,880,099	8,746,532	10,357,506
Net income per share – Basic	$0.02	$0.04	$—	$0.03	$0.18
Net income per share – Diluted	$0.02	$0.03	$—	$0.02	$0.08

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

The Company has engaged the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants. To the extent not inconsistent with the guidelines of the Financial Industry Regulatory Authority and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative of the underwriter for bona fide services rendered a commission equal to 3% of the exercise price for each Warrant exercised more than one year after the date of the Public Offering prospectus if the exercise was solicited by the representative. In addition to soliciting, either orally or in writing, the exercise of the Warrants the representative’s services may also include disseminating information, either orally or in writing, to Warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the Warrants. No compensation will be paid to the representative upon the exercise of the Warrants if:

• The market price of the underlying shares of common stock is lower than the exercise price;

• The holder of the Warrants has not confirmed in writing that the representative solicited the exercise;

•	The Warrants are held in a discretionary account;

•	The Warrants are exercised in an unsolicited transaction; or

•	The representative has not provided to the holder of the Warrants solicited for exercise a copy of the Public Offering prospectus with respect to the shares of common stock underlying the Warrants.

The Company has engaged Selway Partners LLC, an entity with which several of the Company’s officers and directors are affiliated for an aggregate monthly fee of $7,500 for certain administrative, technology, bookkeeping and secretarial services, as well as, the use of limited office space in New Jersey.

On May 1, 2007, the Company entered into a $500,000 revolving credit agreement with SCP Private Equity Management Company, LLC, of which the Company’s Chief Executive officer and one of its directors are members. Any amounts outstanding under the revolving credit agreement will bear interest at a rate of 5.5% per year. Any funds outstanding under the revolving credit agreement will become due and payable by the Company upon our consummation of a business combination. As of June 30, 2008, the Company has not borrowed any amounts under this facility.

8. Proposed Business Combination

On February 14, 2008, Vector and its newly-formed, wholly-owned subsidiary Cyalume Acquisition Corp. (‘‘Transaction Subsidiary’’), entered into a stock purchase agreement with Cyalume Technologies, Inc. (‘‘Cyalume’’) and GMS Acquisition Partners Holdings, LLC (‘‘Seller’’), which owns 100% of the issued and outstanding equity securities of Cyalume, pursuant to which the Transaction Subsidiary will acquire all of the outstanding securities of Cyalume, resulting in Cyalume becoming an indirect wholly-owned subsidiary of Vector. The total transaction consideration will equal $117,196,687 minus $40,621,808 for the repayment of the indebtedness of Cyalume, Cyalume’s unpaid acquisition expenses, and the value of the 1,505,646 shares placed in escrow at a contractually agreed value of $7.97 per share (which was based on the amount per public share held in the trust account as of the date of the purchase agreement). The estimated closing payment will be adjusted based on an estimate of Cyalume’s net working capital on the closing date. If Cyalume’s estimated net working capital is above $9,000,000, then the estimated closing payment will be increased, on a dollar for dollar basis, by the amount that the estimated net working capital exceeds $9,000,000. If Cyalume’s estimated net working capital is below $7,000,000, then the estimated closing payment will be reduced, on a dollar for dollar basis, by the difference between the estimated net working capital and $7,000,000. A number of shares held in escrow with a value equal to any adjustment on Vector’s behalf will be returned to Vector for cancellation in satisfaction of such adjustment. The amount held in escrow will be available for any purchase price adjustment and/or indemnification obligation of Seller. The Company has filed preliminary proxy statement on Schedule 14A which is pending SEC approval. Once SEC approval is received the Company will hold a meeting and the shareholders will vote on the proposed business combination.

9. Subsequent Event
On July 31 2008, Vector signed a commitment letter for a senior secured credit facility from TD Banknorth N.A. in the aggregate amount of $30 million (collectively, the “TD Loan”). The TD Loan is divided into three distinct facilities, consisting of (i) a $5,000,000 senior secured revolving credit facility (the “Revolver”); (ii) a $20,000,000 amortizing senior secured term loan (the “Term Loan”); and (iii) a $5,000,000 commercial real estate mortgage loan (the “CREM”). The TD Loan is to close on or before November 30, 2008, and the Revolver, Term Loan and CREM are to mature three, five and five years from the closing date of the TD Loan, respectively. Cyalume would be the borrower under the facilities, which would close concurrently with the proposed acquisition of Cyalume (discussed in further detail in Item 2, below), and the TD Loan is guaranteed by Vector, Cyalume Technologies, S.A., a wholly-owned subsidiary of Cyalume, and all existing or future subsidiaries of Cyalume.

The TD Loan, as well as any interest rate hedging provided by TD Banknorth, will be secured by a first priority perfected security interest in all of Cyalume’s tangible and intangible assets and all proceeds thereof. The Loans will also be secured by a pledge by Vector of Cyalume’s capital stock, 2/3 of Cyalume Technologies, S.A.’s capital stock, and a first mortgage on Cyalume’s real estate property located in West Springfield, MA. Cyalume is to pay an origination fee at closing in an amount equal to 1% of the TD Facility ($300,000), and Vector will pay a commitment fee of $10,000 per month, which is payable whether or not the transaction closes. Cyalume will also pay a fee equal to one half of one percent of the average daily unused portion of the Revolver, payable quarterly in arrears, after Closing.

Interest will accrue and payments will be due monthly in arrears on each of the Revolver and Term Loan at a rate determined by adding the applicable margin to (i) the prime rate as reported in the Wall Street journal or (ii) 30, 60, or 90 day LIBOR, at Cyalume’s election so long as no default has occurred or is continuing. The applicable margin will be set quarterly and will be based on a ratio of Cyalume’s senior debt to its adjusted EBITDA. The initial Prime Rate margin will be 1.5% and the initial LIBOR margin will be 3.5%, with a 30 day LIBOR floor of 3.0%. The default-rate of interest will be 2% above the applicable non-default interest rate. Other debts incurred by Cyalume will be subordinate to the TD Loan and on terms acceptable to the lender. Cyalume will provide monthly, quarterly and annual reports to the lender to test Cyalume’s compliance with various financial covenants under the TD Loan.

The terms of the TD Loan are subject to the satisfactory completion of due diligence, credit approval, satisfactory review of documentation and such other terms and conditions as are determined by TD Banknorth.

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

On February 14, 2008, Vector and its newly-formed, wholly-owned subsidiary Cyalume Acquisition Corp. (‘‘Transaction Subsidiary’’), entered into a stock purchase agreement with Cyalume Technologies, Inc. (‘‘Cyalume’’) and GMS Acquisition Partners Holdings, LLC (‘‘Seller’’), which owns 100% of the issued and outstanding equity securities of Cyalume, pursuant to which the Transaction Subsidiary will acquire all of the outstanding securities of Cyalume, resulting in Cyalume becoming an indirect wholly-owned subsidiary of Vector. The total transaction consideration will equal $117,196,687 minus $40,621,808 for the repayment of the indebtedness of Cyalume, Cyalume’s unpaid acquisition expenses, and the value of the 1,505,646 shares placed in escrow at a contractually agreed value of $7.97 per share (which was based on the amount per public share held in the trust account as of the date of the purchase agreement). The estimated closing payment will be adjusted based on an estimate of Cyalume’s net working capital on the closing date. If Cyalume’s estimated net working capital is above $9,000,000, then the estimated closing payment will be increased, on a dollar for dollar basis, by the amount that the estimated net working capital exceeds $9,000,000. If Cyalume’s estimated net working capital is below $7,000,000, then the estimated closing payment will be reduced, on a dollar for dollar basis, by the difference between the estimated net working capital and $7,000,000. A number of shares held in escrow with a value equal to any adjustment on Vector’s behalf will be returned to Vector for cancellation in satisfaction of such adjustment. The amount held in escrow will be available for any purchase price adjustment and/or indemnification obligation of Seller.

Vector has filed a preliminary proxy statement relating to the transaction with Cyalume with the SEC and is waiting for comments or an indication from the SEC that they have no additional comments.

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

Vector must seek stockholder approval to effect any business combination. Vector will proceed with a business combination only if a majority of the shares of common stock issued in its initial public offering are voted in favor of the business combination, and public stockholders owning less than 20% of the shares sold in the offering exercise their redemption rights (which requires that the stockholder electing redemption vote against the business combination). Public stockholders voting against the combination may demand that Vector redeem his or her shares at an initial redemption price of $7.94 (which includes $0.32 of deferred underwriting discount) per share plus interest earned thereon in the trust account, net of taxes payable and up to $1,500,000 of interest income which may be released from the trust account to fund our working capital. Accordingly, Vector has classified the contingent shares at $7.62 ($7.94 - $0.32) and related deferred interest outside of permanent equity and liabilities in the mezzanine area on the balance sheet.

Results of Operations for the Three Month Period ended June 30, 2008

We reported net income of $6,836 for the three-month period ended June 30, 2008. We incurred a net income of $203,622 for the three-month period ended June 30, 2007. The decrease in net income during the three-month period ending June 30, 2008 was mainly the result of acquisition costs incurred in the quarter, which significantly increased after signing a definitive agreement with Cyalume in February 2008 . Until we enter into a business combination, we will not have revenues.

Overall, for the quarter ended June 30, 2008, we incurred $81,066 of consulting and professional fees, $27,555 of insurance expense, $50,661 of rent expense and other operating costs. For the quarter ended June 30, 2007, we incurred $50,658 of consulting and professional fees, $27,902 of rent expense and other operating costs.

Our trust account earned interest of $248,846 for the three months ended June 30, 2008.

Results of Operations for the Six Month Period ended June 30, 2008

We reported net income of $217,856 for the six-month period ended June 30, 2008. We incurred a net income of $176,680 for the six-month period ended June 30, 2007. The increase in net income during the six-month period ending June 30, 2008 was mainly the result of our having a full six months of interest in 2008, less expenses incurred for our business combination. Until we enter into a business combination, we will not have revenues.

Overall, for the six months ended June 30, 2008, we incurred $273,639 of consulting and professional fees, $55,110 of insurance expense, $86,216 of rent expense and other operating costs. For the six months ended June 30, 2007, we incurred $59,015 of consulting and professional fees, $42,902 of rent expense and other operating costs.

Our trust account earned interest of $612,584 for the six months ended June 30, 2008.

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

The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $4.0 million including underwriting discounts of approximately $3.5 million, were approximately $54.5 million. Approximately $58.0 million of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. Except for $1.5 million in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The trust account also contains approximately $2.3 million of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 19, 2005 (the date of our inception) through June 30, 2008, we had operating expenses of approximately $991,825 and deferred acquisition costs of approximately $176,644. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of June 30, 2008, we had approximately $58,499,506 held in the trust account, which includes deferred underwriting fees of approximately $2,340,000. Additionally, as of June 30, 2008, we have approximately $374,675 outside the trust account to fund our working capital requirements. As of June 30, 2008, we have received $1,500,000 in interest from the trust account which we used for working capital purposes.

On May 1, 2007, we entered into a $500,000 revolving credit agreement with SCP Private Equity Management Company, LLC, of which our Chief Executive Officer and one of our directors are members. Any amounts outstanding under the revolving credit agreement will bear interest at a rate of 5.5% per year. Any funds outstanding under the revolving credit agreement will become due and payable by us upon our consummation of a business combination. As of June 30, 2008, we have not borrowed any amounts under this facility.

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

Assuming the release of the full amount of the interest we are entitled to receive from the trust account, we believe we will have sufficient available funds outside of the trust account to operate through May 1, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. We anticipate that we will need at least $26,000,000 (and up to at least $37,000,000 if the maximum number of Vector’s stockholders redeem their shares of common stock) to consummate the Cyalume transaction.

Our accounts payable and accrued expenses, as of June 30, 2008 were $97,718 which includes accruals of approximately $75,000 for professional fees associated with attorneys, accountants and bankers and related expenses and$22,312 of accrued interest on related party notes..

Commencing on April 25, 2007 we began incurring a fee of approximately $7,500 per month for office space. We pay consultants approximately $12,000 per month for services in connection with Vector’s reporting obligations and in connection with Vector’s search for a target business.

Assuming the completion of the Cyalume acquisition, Vector will incur approximately $25 million of new debt in connection with the transaction. At closing, Vector will pay certain Cyalume obligations totaling approximately $80 million as of June 30, 2008. Vector will also assume the current liabilities relating to accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on incomplete contracts.

The Company has filed preliminary proxy statement on Schedule 14A which is pending SEC approval. Once SEC approval is received the Company will hold a meeting and the Shareholders will vote on the proposed business combination.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was by our Chief Executive Officer, with the participation of our management. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Disclosure Controls and Procedures are intended to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

After deducting the underwriting discounts and commissions, placement agent fees and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $60,000,000, of which approximately $58,030,000 (or $7.62 per unit sold in the offering, which does not include the deferred underwriting discounts of $2,340,000 that is held in the trust account.) was deposited into a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $1,500,000 of the interest earned on the trust account to fund our working capital prior to a business combination. As of June 30, 2008, there was approximately $58,489,506 held in the trust account, which includes deferred underwriting fees of $2,340,000 (including deferred interest).

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

VECTOR INTERSECT SECURITY ACQUISITION CORP.

Date: August 14, 2008	By:	/s/ Yaron Eitan
Yaron Eitan
Chief Executive Officer (Principal Executive, Accounting and Financial officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive, Accounting and Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.