Form 10-Q
period 2008-09-30
Vector Intersect Security Acquisition Corp.
filed 2008-11-13
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

There were 9,968,750 shares of the Registrant’s common stock issued and outstanding as of November 12, 2008.

Vector Intersect Security Acquisition Corp.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Balance Sheets
As of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$86,858	$569,723
Investment in trust account	58,708,365	58,309,161
Prepaid Expenses	9,344	94,444
Total current assets	58,804,567	58,973,328
Deferred Acquisition Cost	274,736	–
Total assets	$59,079,303	$58,973,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred underwriting fees	$2,340,000	$2,340,000
Accounts payable and accrued expenses	129,995	79,024
Accrued interest on notes payable, stockholders	23,852	9,481
Income taxes payable	–	85,000
Due to stockholders	8,820	8,820
Notes payable, stockholders	55,000	205,000
Total current liabilities	2,557,667	2,727,325
Common Stock, subject to possible redemption, 1,462,499 shares	11,275,867	11,144,242
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value
Authorized 1,000,000 shares; none issued	–	–
Common stock, $0.001 par value
Authorized 50,000,000 shares
Issued and outstanding 1,875,000 shares and 9,375,000 at December 31, 2006 and September 30, 2007	9,375	9,375
Additional paid-in-capital	44,308,108	44,439,734
Earnings accumulated during the development stage	928,286	652,652
Total stockholders’ equity	45,245,769	45,101,761
Total liabilities and stockholders’ equity	$59,079,303	$58,973,328

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Statements of Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,		For the period from July 19, 2005 (inception) to
	2008	2007	2008	2007	Sept. 30, 2008
Interest Income	$899,226	$861,202	$286,642	$518,768	$2,246,148
Operating expenses	637,279	267,107	225,144	142,832	1,216,969
Income before interest expense and income taxes	261,947	594,095	61,498	375,936	1,029,179
Interest expense-related party	4,371	26,152	1,540	15,073	32,589
Income before provision for income taxes	257,576	567,943	59,958	360,863	996,590
Provision for income taxes (benefit)	(18,058)	121,500	2,180	91,100	68,304
Net income for the period	$275,634	$446,443	$57,778	$269,763	$928,286
Weighted average shares outstanding -
Basic	9,375,000	6,082,418	9,375,000	9,375,000	5,205,731
Diluted	11,896,460	7,411,104	11,944,844	11,759,038	10,295,599
Net income per share – Basic	$0.03	$0.07	$0.01	$0.03	$0.18
Net income per share – Diluted	$0.02	$0.06	$0.00	$0.02	$0.09

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Statement of Stockholders Equity (deficit)

	Common Stock		Additional	Deficiency Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Paid-in capital	Stage	(Deficit)
Common shares issued July 19, 2005 at (inception) at $0.0133	1,875,000	$1,875	$23,125	$–	$25,000
Net loss for the period	–	–	–	(67,116)	(67,116)
Balances at December 31, 2005	1,875,000	$1,875	$23,125	$(67,116)	$(42,116)
Net loss for the period	–	–	–	(77,534)	(77,534)
Balances at December 31, 2006	1,875,000	1,875	23,125	(144,650)	(119,650)
Proceeds of private placement- April 25, 2007	187,500	187	1,499,813	–	1,500,000
Common shares issued June 30, 2007 @$8 per share	7,312,500	7,313	58,492,687	–	58,500,000
Expenses of the Offering	–	–	(4,431,649)	–	(4,431,649)
Proceeds subject to possible redemption of 1,462,499 shares	–	–	(11,144,242)	–	(11,144,242)
Net income for the period	–	–	–	797,302	797,302
Balances at December 31, 2007	9,375,000	9,375	44,439,734	652,652	45,101,761
Adjustment to value of shares subject to possible redemption			(131,626)		(131,626)
Net income for the period				275,634	275,634
Balances at September 30, 2008	9,375,000	$9,375	$44,308,108	$928,286	$45,245,769

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a corporation in the development stage)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		For the Period From July 19, 2005 (Inception) to September
	2008	2007	30, 2008
Cash flows from operating activities
Net income	$275,634	$446,443	$928,286
Adjustments to reconcile net income to net cash provided by operating activities
Deferred Acquisition Cost	(274,736)	—	(274,736)
Prepaid Expenses	85,100	(122,778)	(9,344)
Accounts payable and accrued expenses	50,970	(122,853)	129,995
Income tax payable	(85,000)	121,500	—
Accrued interest on notes payable, stockholders	14,371	4,257	23,852

Net cash provided by (used in) operating activities	66,339	326,569	798,053
Cash flows from investing activities:
Payment to trust account	(399,204)	(58,280,433)	(58,708,365)

Net cash used in investing activities	(399,204)	(58,280,433)	(58,708,365)

Cash flows from financing activities
Proceeds from advances from stockholder	—	(22,949)	8,820
Proceeds from sale of shares of common stock	—	—	25,000
Proceeds from notes payable, stockholders	—	(143,791)	348,791
Repayment of notes payable, stockholders	(150,000)	—	(293,791)
Proceeds from private placement	—	1,500,000	1,500,000
Proceeds from initial public offering	—	58,500,000	58,500,000
Payment of expenses of offering	—	(1,659,311)	(2,091,650)
Net cash provided by financing activities	(150,000)	58,173,949	57,997,170

Net increase (decrease) in cash	(482,865)	220,085	86,858
Cash, beginning of period	569,723	24,279	—
Cash, end of period	$86,858	$244,364	$86,858

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	8,734
Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting costs	$—	$2,340,000	$2,340,000

See notes to financial statements.

Vector Intersect Security Acquisition Corp.
(a development stage company)

Notes to Financial Statements
September 30, 2008

1.	Organization, Proposed Business Operations and Summary of Significant Accounting Policies.

Basis of Presentation

The financial statements of Vector Intersect Security Acquisition Corp. (the ‘‘Company’’), for the nine months ended September 30, 2008 and 2007, for the three months ended September 30, 2008 and 2007 and for the period from July 19, 2005 (inception) to September 30, 2008, are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of its operations and its cash flows for the nine months ended September 30, 2008 and 2007, the three months ended September 30, 2008 and 2007 and for the period from July 19, 2005 (inception) to September 30, 2008. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The balance sheet as of December 31, 2007 has been derived from the audited financial statements.

The Company was incorporated in Delaware on July 19, 2005 as a blank check company. It’s objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination (as defined below), one or more businesses in the homeland security, national security and/or command and control industries.

The registration statement for the Company’s initial public offering (the ‘‘Public Offering’’) was declared effective on April 25, 2007. The Company completed a private placement (the ‘‘Private Placement’’) and received gross proceeds of $1,500,000 on April 25, 2007. The Company consummated the Public Offering on May 1, 2007 and received gross proceeds of $58,500,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the ‘‘Offerings’’, each as described in Note 2), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target business. A ‘‘target business’’ includes an operating business in the homeland security or defense industries, or a combination thereof, and a ‘‘business combination’’ shall mean the acquisition by the Company of such a target business. There is no assurance that the Company will be able to effect a business combination successfully.

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

2.	Offerings.

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

3.	Deferred Acquisition Costs.

Deferred acquisition costs consist of legal, auditing, regulatory filing, underwriting fees and other costs incurred related to the Proposed Acquisition.

4.	Advances from Stockholder.

In March 2006 and in September 2006, a stockholder advanced the Company a total of $8,820 for operating expenses. The advance is non-interest bearing and is due on demand.

5.	Notes Payable, Stockholders.

In addition to their purchase of the Company’s common stock, two of the Company’s stockholders and officers advanced the Company an aggregate of $205,000 in exchange for unsecured promissory notes. The notes bear interest at a rate of 4% per annum with principal and accrued interest due no later than the first anniversary of the Public Offering. During the nine months ended September 30, 2008, the Company repaid $150,000 of these loans.

6.	Per Share Information.

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

The following table sets forth the computation of basic and diluted per share information:

	Nine Months Ended September 30,		Three Months Ended September 30,		For the period from July 19, 2005 (inception) to
	2008	2007	2008	2007	Sept. 30, 2008
Interest Income	$899,226	$861,202	$286,642	$518,768	$2,246,148
Operating expenses	637,279	267,107	225,144	142,832	1,216,969
Income before interest expense and income taxes	261,947	594,094	61,498	375,936	1,029,179
Interest expense-related party	4,371	26,152	1,540	15,073	32,589
Income before provision for income taxes	257,576	567,943	59,958	360,863	996,590
Provision for income taxes (benefit)	(18,058)	121,500	2,180	91,000	68,304
Net income for the period	$275,634	$446,443	$57,778	$269,763	$928,286
Weighted average shares outstanding -
Basic	9,375,000	$6,082,418	9,375,000	9,375,000	5,205,731
Diluted	11,896,460	7,411,104	11,944,844	11,759,038	10,295,599
Net income per share – Basic	$0.03	$0.07	$0.01	$0.03	$0.18
Net income per share – Diluted	$0.02	$0.06	$0.00	$0.02	$0.09

7.	Commitments.

In connection with the Public Offering the Company sold to the representative of the underwriter for $100 an option to purchase up to a total of 731,250 Units. The Units issuable upon exercise of this option are identical to those offered to the public, except that the Warrants underlying this option are exercisable at $5.50 (110% of the exercise price of the Warrants included in the units sold in the Public Offering). This option is exercisable at $8.80 per unit commencing on the later of the consummation of a Business Combination and one year from the date of offerings and expiring five years from the date of offerings. The option and the 731,250 units, the 731,250 shares of common stock and the 731,250 Warrants underlying such units, and the 731,250 shares of common stock underlying such Warrants, have been deemed compensation by the Financial Industry Regulatory Authority (‘‘FINRA’’).

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

The Company has engaged the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants. To the extent not inconsistent with the guidelines of the FINRA and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative of the underwriter for bona fide services rendered a commission equal to 3% of the exercise price for each Warrant exercised more than one year after the date of the Public Offering prospectus if the exercise was solicited by the representative. In addition to soliciting, either orally or in writing, the exercise of the Warrants the representative’s services may also include disseminating information, either orally or in writing, to Warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the Warrants. No compensation will be paid to the representative upon the exercise of the Warrants if:

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

On May 1, 2007, the Company entered into a $500,000 revolving credit agreement with SCP Private Equity Management Company, LLC, of which the Company’s Chief Executive officer and one of its directors are members. Any amounts outstanding under the revolving credit agreement will bear interest at a rate of 5.5% per year. Any funds outstanding under the revolving credit agreement will become due and payable by the Company upon our consummation of a business combination. As of September 30, 2008, the Company has not borrowed any amounts under this facility.

8.	Proposed Business Combination.

On February 14, 2008, Vector and its newly-formed, wholly-owned subsidiary Cyalume Acquisition Corp. (‘‘Transaction Subsidiary’’), entered into a stock purchase agreement with Cyalume Technologies, Inc. (‘‘Cyalume’’) and GMS Acquisition Partners Holdings, LLC (‘‘Seller’’), which owns 100% of the issued and outstanding equity securities of Cyalume, pursuant to which the Transaction Subsidiary will acquire all of the outstanding securities of Cyalume, resulting in Cyalume becoming an indirect wholly-owned subsidiary of Vector the (“Proposed Acquisition”). The parties amended the stock purchase agreement on October 22, 2008 in order to reallocate the payment of certain consideration amongst the holders of Series A Preferred Units of Seller, such that those holders would receive an aggregate of $10 million less in cash, and an aggregate of $10 million more in stock of Vector, while the total transaction consideration remained unchanged. The total transaction consideration will equal approximately $117.1 million minus approximately $40.2 million for the repayment of the indebtedness of Cyalume, Cyalume’s unpaid acquisition expenses of approximately $700,000, and the value of the 1,505,646 shares placed in escrow at a contractually agreed value of $7.97 per share (which was based on the amount per public share held in the trust account as of the date of the purchase agreement). The estimated closing payment will be adjusted based on an estimate of Cyalume’s net working capital on the closing date. If Cyalume’s estimated net working capital is above $9,000,000, then the estimated closing payment will be increased, on a dollar for dollar basis, by the amount that the estimated net working capital exceeds $9,000,000. If Cyalume’s estimated net working capital is below $7,000,000, then the estimated closing payment will be reduced, on a dollar for dollar basis, by the difference between the estimated net working capital and $7,000,000. A number of shares held in escrow with a value equal to any adjustment on Vector’s behalf will be returned to Vector for cancellation in satisfaction of such adjustment. The amount held in escrow will be available for any purchase price adjustment and/or indemnification obligation of Seller. The Company has filed preliminary proxy statement on Schedule 14A which is pending SEC approval. Once SEC approval is received the Company will hold a meeting and the shareholders will vote on the proposed business combination.

9.	Bank Financing.

As of August 1, 2008, and as amended October 10, 2008 and November 4, 2008, Vector signed a commitment letter for a senior secured credit facility from TD Bank, N.A. (“TD Banknorth”) in the aggregate amount of $33 million (which is the maximum amount that TD Banknorth would lend to the post-business combination company based on its financial position post business combination) (collectively, the “TD Loan”). The TD Loan is divided into three distinct facilities, consisting of (i) a $5,000,000 senior secured revolving credit facility (the “Revolver”); (ii) a $25.5 million amortizing senior secured term loan (the “Term Loan”); and (iii) a $2,500,000 commercial real estate mortgage loan (the “CREM”). The TD Loan is to close on or before December 31, 2008, and the Revolver, Term Loan and CREM are to mature three, five and five years from the closing date of the TD Loan, respectively. Cyalume would be the borrower under the facilities, which would close concurrently with the acquisition of Cyalume, and the TD Loan is to be guaranteed by Vector, and all existing or future domestic subsidiaries of Cyalume

The TD Loan, as well as any interest rate hedging provided by TD Banknorth, will be secured by a first priority perfected security interest in all of Cyalume’s tangible and intangible assets and all proceeds thereof. The Loans will also be secured by a pledge by Vector of Cyalume’s capital stock, 2/3 of Cyalume Technologies, S.A.’s capital stock, and a first mortgage on Cyalume’s real estate property located in West Springfield, MA. Cyalume is to pay an origination fee at closing in an amount equal to $415,000, and Cyalume will pay a commitment fee of $10,000 per month, which is payable whether or not the transaction closes. Cyalume will also pay a commitment fee equal to one half of one percent of the average daily unused portion of the Revolver, payable quarterly in arrears, after Closing.

Interest will accrue and payments will be due monthly in arrears on each of the Revolver and Term Loan at a rate determined by adding the applicable margin to 30, 60, or 90 day LIBOR. The applicable margin will be set quarterly and will be based on a ratio of Cyalume’s senior debt to its adjusted EBITDA. The initial LIBOR margin will be 4.5%, with a LIBOR floor of 3.0%. The default-rate of interest will be 2% above the applicable non-default interest rate. Other permissible debts incurred by Cyalume will be subordinate to the TD Loan. Cyalume will provide monthly, quarterly and annual reports to the lender to confirm Cyalume’s compliance with various financial covenants under the TD Loan. The TD Loan will contain a number of restrictions on Cyalume, including, without limitation, restrictions on new indebtedness and on payment of dividends.

The terms of the TD Loan are subject to the satisfactory completion of due diligence, credit approval, satisfactory review of documentation and such other terms and conditions as are determined by TD Banknorth.

10.	Subsequent Events.

On October 15, 2008, the Company issued 593,750 shares of the Company’s common stock (the “Catalyst Shares”) and warrants to purchase up to 118,750 shares (the “Catalyst Warrants”) of the Company’s common stock for $4,750,000 (the “Catalyst Proceeds”) to Catalyst Equity Management (“Catalyst”). The warrants issued to Catalyst will terminate five years after issuance and are exercisable for $8.00 per share of the Company’s common stock. The warrants are exercisable on a cashless basis at the option of Catalyst. The warrants do not have any antidilution protection except in the case of significant corporate events such as splits or dividends of shares.

Pursuant to the subscription agreement, as amended, the Company is obligated to appoint Mr. Yair Shamir to its Board of Directors at the closing of the transaction with Cyalume. Until the earlier of (i) October 15, 2011, and (ii) the date on which Catalyst owns less than 50% of the shares of the Company’s common stock it purchased pursuant to the subscription agreement, the Company’s Board of Directors is obligated to nominate Mr. Yair Shamir to be a member of its Board of Directors and include him in its slate of board members to be presented to the stockholders of the Company for election at any meeting or consent held or signed for those purposes. The subscription agreement, as amended, provides that Catalyst will be entitled to demand and piggyback registration rights.

In the event that the Proposed Acquisition (as defined in Note 8) is not consummated by December 31, 2008, the Company has agreed not seek to consummate the Acquisition or seek to locate an alternative target business and will use its commercially reasonable best efforts to seek the approval of its stockholders to liquidate and dissolve the Company.

In connection with the subscription agreement, as amended, the Company and Catalyst entered into an escrow agreement pursuant to which (i) the Catalyst Shares, Catalyst Warrants and Catalyst Proceeds were placed into escrow, and (ii) may use the Catalyst Proceeds to acquire shares of the Company’s common stock in block trades or otherwise through the public markets (collectively, the “Exchange Shares”), which Exchange Shares will then be placed into escrow. The timing, purchase price and the amount of any repurchases were to be determined by the Company's management, based on its evaluation of market conditions and other factors. In the event that the Acquisition is not consummated, the escrow agent will distribute the Exchange Shares and any portion of the Catalyst Proceeds still held in escrow to Catalyst and the Catalyst Shares and the Catalyst Warrants to the Company. In the event that the Acquisition is consummated, the escrow agent will distribute the Exchange Shares and any portion of the Purchase Price still held in escrow to the Company and the Catalyst Shares and the Catalyst Warrants to Catalyst. On October 15, 2008, the Company used $4,746,000 of the Catalyst Proceeds to acquire 600,000 shares of the Company’s common stock at a price of $7.91 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On February 14, 2008, Vector and its newly-formed, wholly-owned subsidiary Cyalume Acquisition Corp. (‘‘Transaction Subsidiary’’), entered into a stock purchase agreement with Cyalume Technologies, Inc. (‘‘Cyalume’’) and GMS Acquisition Partners Holdings, LLC (‘‘Seller’’), which owns 100% of the issued and outstanding equity securities of Cyalume, pursuant to which the Transaction Subsidiary will acquire all of the outstanding securities of Cyalume, resulting in Cyalume becoming an indirect wholly-owned subsidiary of Vector. The parties amended the stock purchase agreement on October 22, 2008 in order to reallocate the payment of certain consideration amongst the holders of Series A Preferred Units of Seller, such that those holders would receive an aggregate of $10 million less in cash, and an aggregate of $10 million more in stock of Vector, while the total transaction consideration remained unchanged. The total transaction consideration will equal approximately $117.1 million minus approximately $40.2 million for the repayment of the indebtedness of Cyalume, Cyalume’s unpaid acquisition expenses of approximately $700,000, and the value of the 1,505,646 shares placed in escrow at a contractually agreed value of $7.97 per share (which was based on the amount per public share held in the trust account as of the date of the purchase agreement). The estimated closing payment will be adjusted based on an estimate of Cyalume’s net working capital on the closing date. If Cyalume’s estimated net working capital is above $9,000,000, then the estimated closing payment will be increased, on a dollar for dollar basis, by the amount that the estimated net working capital exceeds $9,000,000. If Cyalume’s estimated net working capital is below $7,000,000, then the estimated closing payment will be reduced, on a dollar for dollar basis, by the difference between the estimated net working capital and $7,000,000. A number of shares held in escrow with a value equal to any adjustment on Vector’s behalf will be returned to Vector for cancellation in satisfaction of such adjustment. The amount held in escrow will be available for any purchase price adjustment and/or indemnification obligation of Seller.

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

Vector must seek stockholder approval to effect any business combination. Vector will proceed with a business combination only if a majority of the shares of common stock issued in its initial public offering are voted in favor of the business combination, and public stockholders owning less than 20% of the shares sold in the offering exercise their redemption rights (which requires that the stockholder electing redemption vote against the business combination). Public stockholders voting against the combination may demand that Vector redeem his or her shares at an initial redemption price of $7.94 (which includes $0.32 of deferred underwriting discount) per share plus interest earned thereon in the trust account, net of taxes payable and up to $1,500,000 of interest income which may be released from the trust account to fund our working capital. Accordingly, Vector has classified the contingent shares at $7.62 ($7.94 - $0.32) and related deferred interest as a liability, not as permanent equity.

Results of Operations for the Three Month Period ended September 30, 2008

We reported net income of $57,778 for the three-month period ended September 30, 2008. We incurred a net income of $269,763 for the three-month period ended September 30, 2007. The decrease in net income during the three-month period ending September 30, 2008 was mainly the result of acquisition costs incurred in the quarter, which significantly increased after signing a definitive agreement with Cyalume in February 2008. Until we enter into a business combination, we will not have revenues.

Overall, for the quarter ended September 30, 2008, we incurred $135,537 of consulting and professional fees, $29,990 of insurance expense, $61,157 of rent expense and other operating costs. For the quarter ended September 30, 2007, we incurred $92,235 of consulting and professional fees, $33,709 of rent expense and other operating costs.

Our trust account earned interest of $286,642 for the three months ended September 30, 2008.

Results of Operations for the Nine Month Period ended September 30, 2008

We reported net income of $275,634 for the nine-month period ended September 30, 2008. We incurred a net income of $446,443 for the nine-month period ended September 30, 2007. The decrease in net income during the nine-month period ending September 30, 2008 was mainly the result of acquisition costs incurred in the quarter, which significantly increased after signing a definitive agreement with Cyalume in February 2008. Until we enter into a business combination, we will not have revenues.

Overall, for the nine months ended September 30, 2008, we incurred $409,176 of consulting and professional fees, $85,100 of insurance expense, $147,373 of rent expense and other operating costs. For the nine months ended September 30, 2007, we incurred $151,250 of consulting and professional fees, $76,611 of rent expense and other operating costs.

Our trust account earned interest of $899,226 for the nine months ended September 30, 2008.

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

The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $4.0 million including underwriting discounts of approximately $3.5 million, were approximately $54.5 million. Approximately $58.0 million of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. Except for $1.5 million in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The trust account also contains approximately $2.3 million of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 19, 2005 (the date of our inception) through September 30, 2008, we had operating expenses of approximately $1,216,969 and deferred acquisition costs of approximately $274,736. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of September 30, 2008, we had approximately $58,708,365 held in the trust account, which includes deferred underwriting fees of approximately $2,340,000. Additionally, as of September 30, 2008, we have approximately $86,858 outside the trust account to fund our working capital requirements. As of September 30, 2008, we have received $1,500,000 in interest from the trust account which we used for working capital purposes.

On May 1, 2007, we entered into a $500,000 revolving credit agreement with SCP Private Equity Management Company, LLC, of which our Chief Executive Officer and one of our directors are members. Any amounts outstanding under the revolving credit agreement will bear interest at a rate of 5.5% per year. Any funds outstanding under the revolving credit agreement will become due and payable by us upon our consummation of a business combination. As of September 30, 2008, we have not borrowed any amounts under this facility.

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

Assuming the release of the full amount of the interest we are entitled to receive from the trust account, we believe we will have sufficient available funds outside of the trust account to operate through May 1, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. We anticipate that we will need at least $16,000,000 (and up to at least $27,000,000 if the maximum number of Vector’s stockholders redeem their shares of common stock) to consummate the Cyalume transaction.

Our accounts payable and accrued expenses, as of September 30, 2008 were $129,995 and related expenses and $23,852 of accrued interest on related party notes.

Commencing on April 25, 2007 we began incurring a fee of approximately $7,500 per month for certain administrative, technology, bookkeeping and secretarial services, as well as, the use of limited office space in New Jersey. We pay consultants approximately $12,000 per month for services in connection with Vector’s reporting obligations and in connection with Vector’s search for a target business.

Assuming the completion of the Cyalume acquisition, Vector will incur approximately $33 million of new debt in connection with the transaction. The total transaction consideration will equal approximately $117.1 million, which includes approximately $29.6 million in cash, approximately 6.2 million shares of Vector common stock valued at $7.50 per share (the closing price of Vector’s common stock on September 30, 2008) approximately $40.2 million for the repayment of the indebtedness of Cyalume, Cyalume’s unpaid acquisition expenses of approximately $700,000, and the value of the 1,505,646 shares placed in escrow at a contractually agreed value of $7.97 per share (which was based on the amount per public share held in the trust account as of the date of the purchase agreement). The estimated closing payment will be adjusted based on an estimate of Cyalume’s net working capital on the closing date. If Cyalume’s estimated net working capital is above $9,000,000, then the estimated closing payment will be increased, on a dollar for dollar basis, by the amount that the estimated net working capital exceeds $9,000,000. If Cyalume’s estimated net working capital is below $7,000,000, then the estimated closing payment will be reduced, on a dollar for dollar basis, by the difference between the estimated net working capital and $7,000,000. A number of shares held in escrow with a value equal to any adjustment on Vector’s behalf will be returned to Vector for cancellation in satisfaction of such adjustment. The amount held in escrow will be available for any purchase price adjustment and/or indemnification obligation of Seller. Vector will also assume the current liabilities relating to accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on incomplete contracts.

The Company has filed preliminary proxy statement on Schedule 14A and is being reviewed by the SEC. Once SEC approval is received the Company will hold a meeting and the Shareholders will vote on the proposed business combination.

On October 15, 2008, Vector issued Catalyst Equity Management (“Catalyst”) 593,750 shares of Vector’s common stock and warrants to purchase 118,750 shares of common stock for $4,750,000 in a private offering, exempt from registration requirements under Section 4(2) of the Securities Act of 1933 (the “Securities Act”). Vector paid no fees or commission in connection with the issuance. The common stock, warrants and $4,750,000 of proceeds were placed into escrow, and Vector used $4,746,000 of the proceeds of the offering to acquire 600,000 shares of Vector’s common stock, at $7.91 per share, which shares were placed into escrow. The warrants issued to Catalyst will terminate five years after issuance, are exercisable for $8.00 per share of Vector’s common stock and the warrants are exercisable on a cashless basis at the option of Catalyst.

Off-Balance Sheet Arrangements

Vector does not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures, as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting.

Our management, under the supervision of our principal executive officer and our principal financial officer, is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes in internal controls over financial reporting that occurred during the first nine months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES.

Not Applicable.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2008, the Company repurchased 600,000 shares of its common stock in a block trade at a price of $7.91 per share, for an aggregate purchase price of $4,746,000.

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

After deducting the underwriting discounts and commissions, placement agent fees and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $60,000,000, of which approximately $58,030,000 (or $7.62 per unit sold in the offering, which does not include the deferred underwriting discounts of $2,340,000 that is held in the trust account.) was deposited into a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $1,500,000 of the interest earned on the trust account to fund our working capital prior to a business combination. As of September 30, 2008, there was approximately $58,708,365 held in the trust account, which includes deferred underwriting fees of $2,340,000 (including deferred interest).

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	600,000	7.91	600,000	$4,000	(1)

(1) Equivalent to 540 shares at $7.40 per shares, the market price as of November 11, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3(i)	Fourth Amended and Restated Certificate of Incorporation (1)

3(ii)	Bylaws (1)

10.1	Subscription Agreement with Catalyst Equity Management dated September 5, 2008 (2)

31.1	Certification of the Chief Executive Officer (Principal Executive, Accounting and Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-127644).

(2)	Incorporated by reference to the Current Report on Form 8-K filed September 8, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR INTERSECT SECURITY ACQUISITION CORP.

Date: November 12, 2008	By:	/s/ Yaron Eitan
Yaron Eitan
Chief Executive Officer
(Principal Executive, Accounting and Financial officer)

Exhibit Index

Exhibit No.	Description

3(i)	Fourth Amended and Restated Certificate of Incorporation (1)

3(ii)	Bylaws (1)

10.1	Subscription Agreement with Catalyst Equity Management dated September 5, 2008 (2)

31.1	Certification of the Chief Executive Officer (Principal Executive, Accounting and Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-127644).

(2)	Incorporated by reference to the Current Report on Form 8-K filed September 8, 2008.