Form 10-K
period 2008-12-31
Cyalume Technologies Holdings, Inc.
filed 2009-03-30
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Cyalume Technologies Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-52247	20-3200738
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

96 Windsor Street, West Springfield, Massachusetts 01089
(address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code: (413) 858-2500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Over-the-Counter Bulletin Board
Common Stock Purchase Warrants	Over-the-Counter Bulletin Board
Units consisting of one share of Common Stock and one Common Stock Purchase Warrant	Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                             Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (7,312,500 shares) based on the last reported sale price of the registrant’s Common Stock on the OTCBB on June 30, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $55,209,375. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 24, 2009, there were outstanding 15,302,774 shares of the registrant’s Common Stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s proxy statement for the 2009 Annual Meeting of Shareholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Items 10 through 13 of this Form 10-K.

CYALUME TECHNOLOGIES HOLDINGS, INC.
 ANNUAL REPORT ON FORM 10-K
 YEAR ENDED DECEMBER 31, 2008

Part IV
Item 15.	Exhibits and Financial Statement Schedules	27
SIGNATURES		29

PART I

The statements contained in this annual report on Form 10-K, including under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this annual report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1:    BUSINESS

Background

Cyalume Technologies Holdings, Inc. (“Cyalume” or the “Company” and also f/k/a Vector Intersect Security Acquisition Corp. (“Vector”)) is a Delaware corporation that was incorporated on July 19, 2005 to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the homeland security, national security and/or command and control industries or businesses relating to the manufacture of products for use in such industries.

On December 19, 2008, pursuant to the terms of a stock purchase agreement dated February 14, 2008 and amended October 22, 2008, December 17, 2008 and December 18, 2008, we, through a wholly owned subsidiary, acquired all of the outstanding securities of Cyalume Technologies, Inc. (“CTI”) from GMS Acquisition Partners Holdings, LLC (“GMS”).  On that day, we filed a Fifth Amended and Restated Certificate of Incorporation that, among other things, changed our name to Cyalume Technologies Holdings, Inc., removed certain provisions that, giving effect to Cyalume’s acquisition of CTI, were no longer applicable and folded the acquisition subsidiary into Cyalume Technologies Holdings, Inc.

Pursuant to the stock purchase agreement, at the closing of the acquisition, the following consideration was paid by Cyalume:

·	Repayment of $40.3 million of indebtedness of CTI, including $38.9 million in principal and $1.4 million in interest, prepayment penalties and other debt retirement expenses;
·	Payment of $425,000 of unpaid acquisition expenses;
·	6,430,928 shares of Cyalume’s common stock to the members of GMS;
·	$30.2 million in cash to holders of GMS Acquisition’s Series A Preferred Units and Series B Preferred Units; and
·	$3,500 to the escrow agent.

Pursuant to the stock purchase agreement, as amended, 1,505,646 of the 6,430,928 shares of Cyalume common stock paid to GMS at the closing of the acquisition were deposited in escrow and 4,925,282 shares were issued to GMS.  In March 2009, 138,165 additional shares were issued to the 19 members of GMS at the direction of GMS pursuant to the working capital provisions of the stock purchase agreement.

At the closing, we also paid (i) SMH Capital, Inc. 150,000 shares of stock in lieu of $1.2 million in cash due for a finder’s fee; (ii) $400,000 in fees to our counsel; and, (iii) to Rodman & Renshaw, LLC in partial payment of $2.1 million of deferred underwriting expenses, $250,000 in cash and 93,750 shares of common stock (which were returned on December 30, 2008 and exchanged with the deferred underwriting fees for a note in the aggregate principal amount of $1.8 million) having an agreed-upon value of $750,000. We also agreed to pay $647,000 of the remaining acquisition expenses to counsel over a period of time after the acquisition and to accept the liability for $425,000 of payments to GMS’ counsel.

On December 19, 2008, Yaron Eitan resigned as President and Chief Executive Officer and Isaac Applbaum and Marc Abramowitz resigned as directors. Also on December 19, 2008, Jason Epstein, Daniel Gaspar, Frank Kline, Yair Shamir and General (Ret.) Jack Keane were appointed directors, Winston J. Churchill was appointed Chairman of the Board, Yaron Eitan was appointed Vice Chairman of the Board, Derek Dunaway was appointed President and Chief Executive Officer and Michael Biekonko was elected Chief Financial Officer.

We maintain our principal executive offices at 96 Windsor Street, West Springfield, Massachusetts 01089. Our telephone number is 413-858-2500. Our website is located at www.cyalume.com. Through our website, we make available free of charge the various reports we file with the SEC, including our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. Our website also contains the charters for our Audit, Nominating and Compensation Committees of the Board of Directors as well as our Code of Conduct and Ethics and our Insider Trading Policy. The documents are also available free of charge from our Corporate Secretary at our executive offices.

CTI’s History and Current Business

We have one subsidiary: Cyalume Technologies, Inc. (“CTI”). CTI is a Delaware corporation formed on March 27, 1997 with headquarters also located in West Springfield, MA. CTI has one subsidiary, Cyalume Technologies, SA (“CTSA”), located in Aix- en-Provence, France.

CTI primarily produces products based on a technology whereby light is generated through a chemical reaction, known as chemiluminescence. The base product is known as a ‘‘light stick’’ and is typically 6 inches in length. A light stick is a translucent flexible plastic tube that is partly filled with one chemical ingredient and also with a glass container (‘‘ampoule’’) that contains a complementary reactive chemical. When the tube is bent enough to break the glass ampoule, the chemicals contained within the plastic tube mix and light is generated. In addition, we also produce reflective (patches) and reflective plus photoluminescent (fire tape) products, some of which incorporate infrared light technology.

Chemiluminescent products come in varying shapes and sizes, and provide light in different colors, intensity and duration. Light sticks come in lengths ranging from 1.5 inches to 15 inches. Durations for specified light output range from 5 minutes to 24 hours. In addition to light sticks, products include flat disks employing a translucent aluminum pouch instead of an ampoule. These products also come in different sizes and with adhesive backings (‘‘Tac-Glow’’). Colors emitted include red, blue, white, yellow, green and orange. Additionally, both light sticks and Tac Glow products can be produced to emit infrared light. Reflective products include patches that can reflect white light or infrared, and safety belts. (See Product Applications for a discussion of the many uses of these products.)

Products are manufactured at both the West Springfield and Aix-en-Provence locations.

The basic research leading to today’s products took place during the latter part of the 1960’s by the U.S. Navy Lab at China Lake in concert with American Cyanamid Corporation. By the early 1970’s, light sticks were being produced for military applications, first with the U.S. Navy and soon after with the U.S. Army. In 1986, Omniglow Corporation was formed to produce and sell chemiluminescent products. In 1993, Omniglow Corporation acquired the chemiluminescent manufacturing business of American Cyanamid. On January 23, 2006 (effective January 24, 2006), Omniglow Corporation was sold to GMS Acquisition Partners Holdings, LLC. With this transaction, Omniglow Corporation was renamed Cyalume Technologies, Inc.

Prior to January 23, 2006, Omniglow Corporation manufactured and sold chemiluminescent products into both the government/military and commercial markets. Products sold into commercial markets included safety related products and novelty items (e.g., children’s bracelets and necklaces for Halloween). To facilitate the sale to GMS, Omniglow Corporation was divided into two divisions: the government, military and safety business (which was sold to GMS and became CTI) and the novelty business (purchased by GMS and immediately sold to certain former Omniglow shareholders). Certain other miscellaneous assets and liabilities, including receivables, payables and two small subsidiaries, were distributed to the former Omniglow shareholders.

Business Strategy

Overall Approach: CTI has developed a four pronged approach for ensuring long-term success.

•
Patent Protection. CTI has and will continue to pursue patent protection of developed technology, and will continue to aggressively defend against violators of our patents. In support of this, CTI has been adding research and development capabilities the past two years and expects to continue doing so. CTI does not believe that direct competitors in the chemiluminescent field commit significant resources to research and development. By conducting research and development, we have a distinct competitive advantage in maintaining our market leading position.

•
Environmental Initiatives. As evidenced by the news media, governments and the public are becoming more and more concerned with the environment. Effective with the renewal of the contract with the NATO Maintenance and Supply Agency, (“NAMSA”), CTI offers a bio-degradable light stick according to NAMSA’s specifications in response to member countries’ concerns over landfill capacity. Also, California has passed a law banning the use of phthalates as a possible human health risk. CTI has launched or is in the process of launching several products to address current and future environmental concerns. These include: the 40 mm training round for the military that is non pyrotechnic and does not contain heavy metals; a bio-degradable light stick that is being introduced in conjunction with the re-awarding of the NAMSA contract; and, a light stick that is phthalate free (also offered in the NAMSA contract).

•
Product Diversification. CTI intends over the next several years to accelerate diversification into additional products and applications utilizing current technology and technology now under development. Product diversification will allow CTI to present a more complete line of products that are more up-to-date with user needs. As part of this process, CTI seeks to get customers such as the many militaries it serves, to upgrade their specifications. Additionally, product diversification may reduce CTI’s dependence on a small number of products for financial and competitive success. This also helps further distinguish CTI from competitors who do not focus on innovation to the same extent.

•
Strategic Partnering. CTI actively seeks partners who can help CTI advance the technology or introduce products to the market. For example, for the 40mm training ammunition, CTI partners with Rheinmetall Waffe Munition, GmbH, a major global manufacturer of munitions and other products. CTI is actively pursuing additional calibers of training ammo with Rheinmetall. As another example, in the commercial safety sector, CTI is currently partnering with Brigham and Women’s Hospital, a prestigious hospital in Boston, MA, to develop medical products using CTI’s expertise in chemiluminescent light.

Markets

Our sales are currently focused on three sectors: military, public safety (state and municipal police and municipal fire departments) and commercial safety (commercial distributors and retailers).

Within the military sector, we envision that sales of training ammunition products will eventually constitute a significant portion of our total revenues. For example, while 2008 revenues from sales of our 40 mm training ammunition were $2.2 million, we believe that the training ammo market applicable to our product offers an opportunity for revenue growth. Furthermore, the development of additional calibers of training ammunition products over the next few years should contribute to future sales.

Several applications of chemiluminescent products for the medical sector are currently in the development stage. These include the use of our products as an integral part of a medical instrument as well as direct applications of our products where certain wavelengths of the light spectrum play a direct role in treatments. CTI, through a strategic medical partner, expects to begin clinical trials on one application during 2009.

Existing and established markets are subject to the following events, risks and uncertainties that are critical to our business:

Military

•
Chemical  — Critical events, risks and uncertainties regarding the chemical markets are: the continued renewal of the US and NATO contracts, the ability to remain on the cutting edge of chemical light technology for additional uses by various militaries around the world as well as managing costs to remain competitively priced. There are also uncertainties of future price increases customarily found in the renewal contracts which would affect revenues and results of operations.

•
Ammunition — Critical events, risks and uncertainties regarding the ammunition market are: the expansion and acceptance of the existing product to other branches of the US military and to make inroads with other foreign militaries. The introduction of additional calibers is perceived as a vital opportunity to increase revenues and improve our results of operations over the long-term.

•
Reflective — Critical to the recurring sales of reflective products is the continued inclusion of these products in the US and NATO contracts. A major risk and uncertainty is the ability to remain competitively priced while assuring production of quality, dependable products.

The uncertainty of new products from competitors is always a risk that could dilute our existing military market share of chemical and emergency light products as well as the ammunition and reflective products.

Public Safety

Management views the public safety markets for chemical, ammunition and reflective products as under-served. The critical risks and uncertainties in the market include the continued introduction and promotion of products to police, fire and homeland security departments. The ability to generate demand from potential customers is the greatest factor in success or failure in this market.

Commercial

The Commercial market, being much more sensitive to pricing constraints, is subject to higher risks and uncertainties than the military markets as margins are stretched and customers may not return, but rather purchase goods for distribution that are manufactured overseas. The consumer safety business is subjected to the same pricing constraints, as well as the uncertainty of our ability to market products and create demand.

For additional risks refer to Item 1A Risk Factors.

Geographic Expansion

We currently sell our products in more than 25 countries outside of the U.S. We believe that there are opportunities to increase sales to customers in these 25 countries as well as to acquire customers in other countries.  Resources may be added in both the military and commercial safety sectors to address these opportunities.

Sales and Marketing

We define ourselves as a manufacturer. For our military markets, the individual militaries in effect serve as both as end-user and as distributors for our products to the end-users (e.g., soldiers). We have found this to be an efficient and effective model and are moving to better implement this model for the public and commercial safety markets. Accordingly, in these two markets, we will be making greater efforts to utilize the abilities of distributors who have established key relations with end-users, rather than attempt to sell direct. The distributors take deliveries from us and then resell our products through their distribution networks to third-party customers, thereby expanding the market for our products at minimal cost to us.

Regulations prohibit companies from direct selling to soldiers, sailors, etc. to increase product consumption.  CTI personnel provide training on utilizing CTI’s products and thus are able to build demand by educating soldiers on how to best utilize CTI’s products, with the products, in effect, selling themselves based on their individual merit. By providing training, company personnel are able to get first-hand feedback on the value of the products and use information obtained to enhance existing products or create new ones.

Competitive Strengths

CTI believes it has many advantages as compared to competition. For example, CTI:

•	Owns more patents in the chemiluminescent light field than any competitor.

•	Has an active research and development function focused on improving existing technologies and developing new ones for which patent protection will be obtained.

•
Has a wide assortment of products that helps meet the needs of major customers such as the U.S. and NATO country militaries. These products are continuously enhanced or modified to meet the needs of current users such as the military troops in Afghanistan and Iraq.

•	Focuses on high quality, high performance products, while many of CTI’s competitors rely on lower pricing lower quality that do not meet military specifications.

•	Has experienced personnel who have been active in the chemiluminescent field for a number of years and who have developed the necessary expertise to support the achievement of our objectives.

Customers

We sell our products for military, commercial and public safety applications. We do not sell any of our products as novelties.

•
Military: For 2008, over 90% of our total revenues were attributable to sales to the militaries of the U.S. and to the militaries of over twenty other countries, including the NATO member countries. Our business depends significantly on two key customers: the United States Department of Defense (“US DOD”) and the N.A.T.O. Maintenance and Supply Agency (“NAMSA”). These two key customers accounted for 68% and 69% of the Predecessor’s net revenues in the period ended December 19, 2008 and the year ended December 31, 2007, respectively. We sell to the US DOD and NAMSA under three contracts, discussed below, each of which accounted for more than 10% of total revenues in 2008. No other contracts or customers accounted for more than 10% of total revenues for 2008.

•
CTI has a direct contract with the U.S. DOD, referred to as the ‘‘40 Item Contract,’’ which was entered into on July 7, 2004. The 40 Item Contract had an initial term of two years with three one-year renewal terms. After the expiration of the initial two-year term, the 40 Item Contract was renewed in each of July 2006, 2007 and 2008. The current extension provides a 2.5% price increase. Pursuant to this contract CTI is required to supply an indefinite quantity of 40 separate items to the U.S. military at a fixed price, subject to adjustment for certain economic factors. Each of these 40 items is classified by a National Stock Number (“NSN”). CTI believes that it is the only company that manufactures these 40 items to the U.S. military’s specifications.

•
CTI also supplies the U.S. DOD with 17 separate items through an agreement with LC Industries (‘‘LCI’’), a member of the National Industries for the Blind, under the program guidelines of the Javits/Wagner/O’Day Act of Congress (JWOD), a federal program that creates jobs for the blind and severely disabled. Under CTI’s agreement with LCI, CTI sells components for the 17 items to LCI, which assembles and packages the items and then sells them directly to the U.S. military under a supply contract (the ‘‘17 Item Contract’’). Each of these 17 items is also represented by a NSN and CTI believes that it is the only company to manufacture the products to the U.S. military’s specifications. CTI’s contract with LCI was entered into June 1, 2004 and has an initial term of five years, followed by three automatic five-year renewal terms unless the agreement is cancelled. The 17 Item Contract between LCI and the U.S. military is also a fixed price, indefinite quantity contract with economic price adjustments. Under CTI’s contract with LCI, CTI has been granted the right to have substantial input on all matters related to pricing with respect to the 17 Item Contract between LCI and the U.S. military.

•
Through CTSA, our subsidiary in France, CTI has a direct contract with NAMSA, the administrative services arm serving the non-U.S. NATO countries. Effective August 2008, CTSA renewed our contract with NAMSA. The base contract period is three years and there are options to extend for another two years.

•
Public Safety: Our public safety sales include various municipalities’ police and fire departments. In 2008 and 2007, sales in this category were under $1.0 million, less than 2% of total revenues. Longer term, we expect that this category will experience significant growth as more resources are added to support sales efforts.

•
Commercial Safety: Sales in this category are made to a number of distributors and retailers. Commercial safety sales were $3.8 million and $4.8 million in 2008 and 2007, respectively, or 9.3% and 12.2% of total revenues.

Product Applications

Chemiluminescent Products: Our chemiluminescent products are used in support of military operations in peacetime to support training and in live theater (i.e., wartime) to support battle engagements. Applications include: the nighttime marking of drop and landing zones, marking trails at night, triage marking of wounded soldiers, and light for general illumination purposes.

The following are some of the unique product attributes that make our chemiluminescent products well suited for military use:

•       highly reliable for light production after periods of storage of up to four years,

•       provide up to a 360 degree field of illumination,

•       highly portable, waterproof and require no electrical source to work, and

•       safe to use and non-toxic.

Beginning in the second half of 2006, we began production of chemiluminescent products providing day/night marking and illumination as components of training ammunition. Day/night marking rounds used as training ammunition increases the effectiveness of weapons training by providing a night-time training ability where, in many cases, one did not exist before. Chemical light training munitions are preferable to traditional tracer or training rounds for two reasons. Traditional tracer or pyrotechnic training munitions contain fire producing elements that often start range fires. Additionally, traditional tracer or pyrotechnic training munitions often experience ‘‘duds’’ or unexploded rounds. These unexploded rounds present future safety hazardous and must be found and defused. Chemical light training munitions cannot start range fires and do not present future safety hazards from unexploded rounds. CTI currently partners with a munitions company to manufacture and sell the 40mm training ammunition to militaries, and has entered into agreements with other munitions makers for various other sizes of training ammunition, which are expected to be placed into service over the next five years.

In the commercial safety markets, our products provide sources of light in emergency situations and for general safety purposes. For example, a customer can purchase a CTI product with assurance it can sit on the shelf for up to four years and still work when needed in the event of a power outage. For marine and boating purposes, we manufacture two specific products to meet the safety needs of boaters. The first product is a base PML (personal marker light), which is a chemiluminescent light stick, that is attachable to life jackets and can be easily illuminated in an emergency situation within U.S. coastal waters. The second product is a SOLAS PML (Safety of Life at Sea certification) that can be used by boaters, workers on off-shore oil platforms and in other maritime situations outside U.S. coastal waters. The SOLAS PML contains a battery powered light emitting device that automatically activates when it hits the ocean waters and a light stick. Both the chemiluminescent light sticks used in the PML and SOLAS PML, and the electric light used in the SOLAS PML, provide a higher degree of assurance of being located for rescue purposes.

Reflective Products: Our reflective products assist the military by allowing soldiers to identify individuals as a ‘friend or foe’ by employing infrared technology. These infrared products such as flag and general identification patches can only be seen with the proper night vision goggles. These products help prevent injuries and death due to friendly fire by providing the proper identification markings during night activities. CTI also produces safety belts that are worn, for example, by military police. These belts both reflect direct light back and retain light energy for a short period of time so they continue to ‘‘glow’’ after the light source is removed.

In the commercial safety markets, our reflective products primarily serve police and fire departments. Personnel of these public services wear our products such as safety belts and patches to adequately highlight themselves in the face of traffic, and so they can be better seen in emergency situations such as in a burning building.

Competition

For chemiluminescent products for the U.S. and non-U.S. NATO member country military markets, CTI believes that it has no direct competitor. For these two markets we believe that our products are the only ones being produced in the U.S. and Europe that currently meet official military specifications. There are several Asian manufacturers of novelty quality products that occasionally attempt to direct sell their products as military quality, including the fraudulent use of military stock numbers that are placed on the products which have not passed testing. In these cases CTI relies on the appropriate U.S. and NAMSA agency offices to inspect and reject such products as being non-compliant. We maintain an active program of monitoring this situation and bringing any such transgressions to the attention of the appropriate agency personnel.

With other military products, such as the 40 mm training ammunition, the development period before final testing and acceptance by the military can be many years. We do not believe that any of our direct or indirect competitors are investing in the research and development necessary to bring a new product, such as the 40 mm training ammunition, successfully to market. It is more likely that these competitors will attempt to reverse engineer our products. CTI defends against this by continuing to invest in technology upgrades in order to stay ahead of the competitors. In addition, CTI files, where appropriate, patents to protect newly developed technology. Also, we review all products submitted by competitors in Military contract bidding processes to determine whether they meet specifications. With regard to reflective products, there are several businesses which have competed against us in the past and are expected to compete against us from time to time depending on the stringency of the product specifications.

In the commercial safety markets, we compete with manufacturers of novelty products and several other manufacturers. While these manufacturers appear to lack the quality, market presence and ability to upgrade existing products, customers in these markets may seek lower prices without consideration for these other factors. Competitors include: Lumica (Japan), Tianjin Dragon (China), Bandi (Korea), Jow Tung (China), Beijing Brite (China), and Ameriglo (U.S. based company purchasing Chinese products).

Employees

As of December 31, 2008 we had 202 employees of which 9 were temporary employees. Temporary employees are used to manage peaks in production and represent entry-level positions. After sufficient expertise and experience is acquired, temporary employees can achieve permanent status. We operate in local labor markets that provide an adequate supply of labor to compensate for any turnover. CTI is not party to any collective bargaining agreements, has not experienced any work stoppages and considers our relationship with employees to be sound.

On March 6, 2009, as a result of both the weak economy and first quarter sales, we discontinued our second manufacturing shift in West Springfield and reduced our workforce to 154 employees.

Employee Benefits

CTI offers permanent employees wages and benefits that we consider to be competitive in the markets in which we operate. Benefits include medical, dental, life, and disability insurance coverage, paid vacations and holidays and an employee 401(k) savings plan.

Supply Chain

CTI purchases key raw materials, primarily chemicals, plastics, glass and packaging materials from a limited number of suppliers. CTI has long-term relationships with these suppliers, and maintains annual purchase orders or, in the case of major chemicals, has a ten year contract in place which does not expire until 2012. In the event of a disruption in the supply of any of the key items, CTI has identified alternative sources of supply. A stock of raw materials is kept on hand to continue production of CTI’s products for up to six to nine months in the event of supply disruptions. Raw materials are not considered to be a scarce commodity and we have not experienced supply disruptions in the past.

The West Springfield facility purchases most of chemicals from China. Nearly all other materials forming finished goods, including plastics and glass, are purchased domestically. The Aix-en-Provence facility purchases most chemicals from the West Springfield facility after they have been modified for specific applications. Glass, plastics and most other materials are purchased from within the European community.

Research and Development

CTI has an active research and development department that operates out of the West Springfield headquarters and has chemists and engineers on staff and consulting chemists under contractual arrangements who specialize in chemiluminescent and reflective light technology. CTI’s research and development group is focused on maintaining the high level of quality of existing products; researching and developing improvements to existing products; and, researching and developing new technologies and products with viable commercial applications. CTI maintains an active program of soliciting feedback and ideas from end-users of products. This is especially true for military applications where CTI has developed several notable improvements to products being used by military personnel in live theater application. CTI incurred research and development costs of $1.3 million and $1.4 million during the years ended December 31, 2008 and 2007, respectively.

Intellectual Property

CTI relies on the ability to develop patentable technology to help ensure the commercial success of products and technology. Once patents are issued, we follow an active program of monitoring competitors’ products to ensure that our intellectual property is not violated. CTI currently holds and maintains 33 active U.S. patents, many of which are registered in certain foreign countries. These include a chemiluminescent formula for the color red, formulas for creating a more consistent light for longer periods, a bio-degradable light stick, and reflective tape that not only reflects light but retains light energy and emits light after the initial light source is removed. CTI expects to file additional patents during 2009 and regularly thereafter. Patents typically have a 20-year life from date of filing. There were no key patents that expired in 2008. We do not anticipate a near-term decline in our sales as a result of any expiring patents.  We have one patent expiring in 2009 and we do not believe the sales of the product will be adversely affected by competitors producing and selling a similar product.

Government Regulations

CTI is subject to the jurisdiction of the State Department of the United States under the International Traffic in Arms Regulations (ITAR). Specifically, CTI’s infrared products, which are exported from the West Springfield facility to foreign militaries, are subject to these regulations. CTI must periodically re-register with the State Department for exporting purposes and last did so in June 2007. The renewal, which was granted, expires June 30, 2009 and is subject to renewal again at that time. CTI is in good standing with the State Department and the ITAR. CTI must obtain approval from the State Department for each and every export shipment of infrared products.

Environmental

We are in compliance with all local, state and national environmental regulations under which it is subject to regulation. The cost of compliance with environmental regulations has been and is expected to continue to be negligible.

Backlog

CTI does not maintain a meaningful backlog per se. Due to the nature of our products, many are sold under indefinite quantity type contracts whereby we fulfill orders as they are placed by customers.

Dividends

We have never declared or paid cash dividends on our capital stock and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Payments of future dividends on our common stock, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant. In addition, our credit facility places limitations on our ability to pay dividends on our common stock.

Segments

We have only one segment for financial reporting purposes under accounting principles generally accepted in the United States.

ITEM 1A.    Risk Factors

Budget constraints of the federal or foreign governments could reduce our revenue.

Contracts for which federal or foreign governments and militaries thereof are the ultimate customer, accounted for more than 90% of our business in 2008. Budget reductions or spending constraints affecting military spending could cause delays, reduce the scope of, or result in cancellations of orders for products, which could reduce our revenues.

CTI’s failure to obtain and/or maintain required export and other licenses could reduce our revenue.

A portion of CTI’s business depends upon obtaining and maintaining required export licenses. Failure to obtain or maintain required licenses could result in the termination of certain of products being sold. In addition, CTI and/or our employees may be required in the future to maintain certain facility security clearances. If CTI or our employees were found not to be in compliance, CTI could be excluded from bidding on certain contracts, removed from projects and/or fined, all of which would adversely impact our financial condition and good standing.

CTI operates under fixed price contracts and failure to accurately control costs may reduce profitability.

Much of CTI’s revenues result from fixed price contracts. Unanticipated increases in the cost of raw materials, labor and overhead could result in less profitability for CTI on such contracts.  Some of CTI’s raw materials are affected by the prices of other commodities that are not under the control of CTI.  These include certain chemicals and plastics whose costs are a function of oil prices.  Another example is the cost of electricity, which CTI needs to operate manufacturing processes and over the cost of which we have no control.

Several of CTI’s military contracts include provisions for annual price escalations, based on bench-marks such as the consumer price index or the producers’ price index. Annual escalations received may or may not correlate exactly to the price changes in the materials and services that CTI purchases.

If CTI is unable to design, manufacture, and market product offerings in a timely and efficient manner, we may not remain competitive.

Some of CTI’s markets are characterized by continuing technological advancement, changes in customer requirements, and evolving product standards.  Accordingly, CTI devotes a substantial amount of resources to product development. To compete successfully, CTI must develop and market new products that provide increasingly higher levels of performance and reliability. Product development is highly uncertain and CTI cannot guarantee that it will successfully develop new products. CTI’s inability to develop and market these products or to achieve customer acceptance of these products could limit our ability to compete in the market or to grow revenues at desired rates of growth.

In addition, CTI offers a wide variety of products. If the design, manufacturing or marketing of a product, or products, is not successful and CTI must allocate more resources to ensure the products’ success, it could lower the profitability of the product, or products, or affect customer perceptions as to the quality of the products and services being offered.

CTI purchases the majority of raw materials from a limited number of venders. A disruption in supply may cause delays in manufacturing.

The majority of chemicals, plastics and glass are purchased from a limited number of venders. A disruption in supply from any of these venders could affect CTI’s ability to manufacture finished goods for sale on a timely basis. CTI maintains a safety margin of inventory of these raw materials to rely on in the event of a disruption. However, CTI may not maintain an adequate safety stock in the event of an extensive disruption.

Changes in foreign currency exchange rates could affect our financial results.

CTI manufactures and sells products from both the U.S. and France. Products sold from the U.S. are priced in U.S. dollars and most raw material components are purchased in U.S. dollars. Products sold from France are priced predominantly in euros and most raw material purchases are priced in euros, although some of France’s materials are purchased from the U.S. parent company in U.S. dollars. Significant changes in foreign exchange rates will affect reported financial results. In the first quarter of 2009 CTI began entering into financial hedges against currency risk through short-term hedges (less than six months in duration) relating to the billing and collection of revenues from the sale of products to CTSA from the U.S. manufacturing site.

CTI is subject to various government regulations that could cause delays in the delivery of new products and may subject the Company to audits or other similar review processes.

As a supplier to agencies of various federal, state and local, and foreign governments, CTI is obligated to comply with a variety of regulations governing operations and the workplace. Unforeseen problems may impact CTI’s ability to bring new products to market on a timely basis, secure new contracts or require it to make potentially costly changes to operations which could reduce profitability in order to obtain contracts. Furthermore, some of CTI’s new products have been developed in conjunction with the U.S. Military, which largely dictates the timing of the product development process and over which CTI has limited control.

Inability to effectively integrate future acquisitions could reduce profitability.

While no specific acquisitions are being contemplated as of the date this prospectus, Cyalume plans to make a number of acquisitions in future years, which will require that it integrate operations and systems and personnel from those businesses into CTI. This process requires, among other things, that CTI continually evaluate operational and financial systems and controls and enhance those systems and controls as necessary. If CTI is unable to successfully integrate these acquisitions, it could reduce profitability and detract from future growth opportunities.

CTI may need additional financing for working capital, capital expenditures, and to finance future acquisitions, and any such additional financing may not be available on favorable terms.

In order to operate and grow the business, CTI may need to obtain additional working capital, make significant capital expenditures, or finance an acquisition. In order to do any of those things, CTI may need to obtain additional capital. Therefore, CTI’s ability to operate and grow is dependent upon, and may be limited by, among other things, the availability of financing arrangements. If CTI is not able to obtain the additional capital necessary to pursue new projects or maintain operations we may not be able to grow as quickly as it plans. In addition, even if CTI is able to obtain additional financing, the additional financing may not be on terms which are favorable to CTI and could hamper profitability.

CTI is reliant upon key personnel and the loss of key personnel could result in the deterioration or loss of relationships with certain customers or suppliers, which could result in a loss of business.

CTI depends on the expertise, experience and continued services of senior management and key employees. CTI’s operations and most decisions concerning the business of CTI will be made or significantly influenced by such individuals. The loss of members of senior management or key employees could result in the deterioration or loss of relationships with certain customers or suppliers, which could result in a loss of business for CTI.

CTI’s quarterly revenue, operating results and profitability will fluctuate, which may lead to volatility in the market price of Cyalume’s common stock.

CTI’s revenue, operating results and profitability will likely fluctuate. Changes in sold product mix and the timing of sales by customers, together or individually, may contribute to the material variability of CTI’s quarterly revenue, operating results or profitability. Such volatility may not meet the expectations of management, securities analysts or investors, which in turn may result in significant fluctuations in the market price of Cyalume’s common stock.

CTI’s quarterly revenue, operating results and profitability may be reduced by any major redeployment of the troops stationed in Iraq.

Many of CTI’s military products are used both for training and live theater purposes. Generally, per capita soldier consumption of these products is relatively consistent between the two purposes.  President Obama has stated his intentions to reduce the number of American military personnel on the ground in Iraq. Any major troop realignments/reductions in the forces in Iraq, if significant enough in number, could result in a temporary reduction in overall product consumption until troops are redeployed for training or another live theater application.

CTI operates in increasingly competitive market segments, which may make it more difficult for CTI to successfully bid on contracts in the future.

CTI expects competition to increase in the future. CTI also expects that some competitors, or potential competitors, will feel increasing pressure to underbid government and commercial projects, in order to deploy their workforces and maintain or step up their activity levels. This may make it more difficult for CTI to prevail on competitive bids for projects to the degree CTI has historically enjoyed, to increase revenue, and to maintain profitability.

Most of CTI’s new contracts will likely be subject to competitive bidding, which adds difficulty to accurately predicting the timing of sales and the allocation of resources.

Most governmental agencies and many commercial customers require that their significant contracts be competitively bid. Typically they utilize the ‘‘Request for Proposal’’ (RFP) method where several competitors submit their sealed proposals for a particular project, or the ‘‘Request for Qualifications’’ (RFQ) process where competitors submit their qualifications for consideration by the customer. Some contracts open for bidding utilize the standard ‘‘Straight Bid’’ process where the detailed specifications for products are published and lenders submit a ‘‘Bid’’ or fixed price, for the contract. Other competitive bidding processes are also utilized. CTI’s success in responding to an RFP, RFQ, Straight Bid, or other competitive bidding process is dependent upon the quality of our estimating process, knowledge of the industry, knowledge of our customers and other factors requiring significant judgment and expertise. Because of the nature of the bidding process, CTI cannot know if we will be successful on any given bid, which adds difficulty to accurately predicting the timing of sales and the allocation of resources.

CTI’s ability to win new contracts depends on factors outside our control, the inability of which to obtain would limit our growth.

CTI’s growth is generally dependent upon the ability to win new contracts. This depends on a number of factors CTI cannot control, including substitution of CTI’s products with products based on an alternative technology. For example, currently, certain battery or electrically powered products may be used as alternatives to some of CTI’s products.

Governmental agencies may investigate and audit CTI’s contracts and, if any improprieties are found, CTI may be required to refund revenues, pay unexpected taxes, forego anticipated revenues and/or may be subject to penalties and sanctions, including prohibitions on CTI’s bidding in response to competitive bidding processes.

Governmental agencies generally have the authority to audit and investigate CTI’s contracts with them. As part of that process, some governmental agencies may review CTI’s performance on the contract, pricing practices, change orders, and compliance with the terms of the contracts, and applicable laws, regulations and standards. If the agency determines that CTI has improperly billed the governmental entity in violation of the terms of the contract, CTI could be required to refund revenues, or forgo anticipated revenues. If a government audit uncovers improper or illegal activities by CTI, or CTI otherwise determines that these activities have occurred, CTI may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government.

If CTI fails to satisfy contractual obligations, CTI’s ability to compete for future contracts could be limited.

CTI’s failure to comply with contract requirements or to meet customer’s performance expectations when fulfilling a contract could injure CTI’s reputation, which, in turn, could impact CTI’s ability to compete for new contracts. CTI’s failure to meet contractual obligations could also result in substantial lost revenues.

CTI was not required to be compliant with the provisions of the Sarbanes-Oxley Act prior to the Aquisition, and therefore has not determined if we are compliance with the Act, which may lead to financial records being improperly maintained.

CTI is currently taking steps to determine what, if any, changes need to be made to become compliant with the provisions of the Sarbanes-Oxley Act of 2002 that relate to management’s assessments and certifications regarding internal controls over financial reporting. Although CTI currently maintains disclosure controls and procedures and internal controls over financial reporting, it is currently assessing those controls to ensure that such controls will comply with the rules applicable to public companies, including (1) that the controls satisfy the requirements of the control framework to which Cyalume has chosen to adhere (the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control — Integrated Framework), (2) developing a system of gathering and maintaining evidence to support management’s assessment of disclosure controls and procedures and internal controls over financial reporting and (3) assessing the internal controls over financial reporting at CTI’s wholly-owned subsidiary in France.

CTI may be unsuccessful in resolving pending litigation relating to contractual disputes with Omniglow, LLC, which could result in CTI having to pay damages to Omniglow, LLC. Omniglow, LLC purchased the novelty business of CTI’s predecessor on January 23, 2006. Omniglow, LLC is a separate entity from the organization of former stockholders of Omniglow Corporation and this litigation is distinct from the litigation that was settled in January 2008.

CTI is in the process of resolving pending litigation relating to several contractual disputes arising from the separation of our businesses from Omniglow, LLC. If CTI is not successful in settling the litigation and if CTI does not prevail on the merits of the case, then a judgment may be entered against CTI, which could require it to pay damages to Omniglow, LLC. Omniglow, LLC seeks compensatory damages of $1.4 million, to be trebled, and, recovery of costs and legal fees. CTI believes Omniglow, LLC’s claims to be without merit. CTI has filed for damages of $368,000.

Because Cyalume does not intend to pay dividends on common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

Cyalume has never declared or paid any cash dividends on common stock. Cyalume currently intends to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of Cyalume’s Board of Directors and will depend on factors our Board of Directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities and other financing arrangements. The debt financing arrangements Cyalume put into place in connection with the acquisition of CTI prohibit CTI from providing Cyalume with funds to pay a dividend. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value.

Our securities are quoted on the Over-the-Counter Bulletin Board, which may limit the liquidity and price of our securities more than if the securities were quoted or listed on the NASDAQ market.

Our securities are quoted on the Over-the-Counter Bulletin Board, a NASD-sponsored and operated inter-dealer automated quotation system. Quotation of Cyalume’s securities on the Over-the-Counter Bulletin Board will limit the liquidity and price of securities more than if the securities were quoted or listed on NASDAQ.

Cyalume currently has a small number of beneficial holders, which may result in limited trading and also limit the liquidity and price of securities.  Furthermore, this may result in unexpected price volatility.

If CTI fails to meet financial covenants with our senior lender, the lender would be able to declare an event of default.

If CTI were unable to meet the financial covenants specified in the senior loan documents, the senior lender would be able to declare an event of default. If an event of default were declared, all of CTI’s debts to the senior lender would become due and payable immediately, which could result in our ceasing operations unless new arrangements were made. The terms of our loan with our senior lender are described more fully in the Section titled “Management’s Discussion & Analysis of Financial Condition and Results of Operations.”

Cyalume may choose to redeem outstanding warrants at a time that is disadvantageous to the warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933, Cyalume may redeem all outstanding warrants at any time after they become exercisable at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sale price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before Cyalume sends the notice of redemption. Calling all of our outstanding warrants for redemption could force the warrant holders:

▪	To exercise the warrants and pay the exercise price for such warrants at a time when it may be disadvantageous for the holders to do so;

▪	To sell the warrants at the then current market price when they might otherwise wish to hold the warrants; or

▪	To accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Our warrant holders may not be able to exercise their warrants, which may create liability for Cyalume.

Holders of the warrants we issued in our initial public offering and private placement will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed to use our best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot assure that we will be able to do so. In addition, some states may not permit us to register the shares issuable upon exercise of warrants for sale. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws. Since our obligations in this regard are subject to a ‘‘best efforts’’ standard, it is possible that, even if we are able to successfully assert a defense to a claim by warrant holders due to the impossibility of registration, a court may impose monetary damages on us to compensate warrant holders due to the change in circumstances that led to our being unable to fulfill obligations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Cyalume owns the West Springfield, MA facility which houses all corporate functions, including research and development. The facility is located in an industrial area and has 200,000 square feet of office, manufacturing and warehousing space. There is adequate space available in the facility to accommodate an increase in operations and staffing. The facility sits on ten acres of land in an industrial area. There are no known matters of ground contamination or air quality discharges that exceed acceptable limits. The facility is older and contains asbestos, which is consistent with buildings of its era, but there is no known damaged asbestos requiring remediation. The facility is subject to inspections by various environmental agencies from time to time and no significant violations of any environmental standards have been noted during the period of ownership by the current or predecessor owners. Environmental violations are not believed to represent a material risk. The headquarters is subject to a mortgage.

The facility in Aix-en-Provence, France is also owned by Cyalume and houses all foreign operations. The facility has 10,000 square feet of office and manufacturing space sitting on two acres and is in good condition. There are no known environmental violations pertaining to the facility and, environmental violations are not believed to represent a material risk. The facility is collateral for outstanding notes payable.

ITEM 3.    LEGAL PROCEEDINGS

Cyalume is not currently a named party in any legal proceedings.

CTI is currently named a defendant in Civil Action No. 06-706 in Superior Court of the State of Massachusetts. Filing suit against CTI is Omniglow, LLC (the former novelty business of CTI which was sold on January 23, 2006). CTI sold certain assets and liabilities related to the novelty and retail business to certain former shareholders and management (the “Omniglow Buyers”).  This was done because CTI sought to retain only the Omniglow Corporation the business activities associated with government, military and safety business. During 2006, CTI and the Omniglow Buyers commenced litigation and arbitration proceedings against one another. Claims include breaches of a lease and breaches of various other agreements between CTI and the Omniglow Buyers.  The Omniglow Buyers seek compensatory damages of $1.4 million, to be trebled, and recovery of costs and legal fees. CTI has filed for damages of $368,000 against the Omniglow Buyers.  CTI continues to rigorously defend our position on these matters, as we believe the Omniglow Buyers’ claims to be without merit. Court hearings were held and completed in October 2008. A decision is expected in late 2009.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 19, 2008 a special meeting of stockholders of Cyalume was held to vote upon the following three items:

-
Proposal 1: The proposed acquisition by a wholly-owned subsidiary of Cyalume of all the outstanding securities of CTI and the transactions contemplated by the stock purchase agreement dated February 14, 2008 and amended October 22, 2008 and again on December 17 and December 18, 2008, among Cyalume, a wholly-owned subsidiary and the sole stockholder of CTI (GMS).

-	Proposal 2: Amending Cyalume’s (f/k/a Vector) Fourth Amended and Restated Certificate of Incorporation to change Vector’s name to Cyalume.
-
Proposal 3: Amending Vector’s Fourth Amended and Restated Certificate of Incorporation to remove those provisions regarding certain procedural and approval requirements applicable to Vector prior to the consummation of a business combination that will no longer be operative upon consummation of CTI.

There were 9,368,750 shares of common stock outstanding on the record date of November 28, 2008 and 8,801,427 shares of common stock present at the special meeting in person or represented by proxy, which was 93.94% of total outstanding shares and thus representing a quorum.

Regarding item number one, pursuant to Vector’s Fourth Amended and Restated Certificate of Incorporation, Vector was required to obtain a majority of the votes in favor of the proposal and fewer than 20% of the public stockholders must have elected to redeem their shares. There were 7,645,830 shares voted in favor of the acquisition, which was 86.87% of the total. 1,011,297 shares voted against the acquisition, of which 989,647 shares then elected to redeem their shares; therefore, item number one was approved.

Summary of Votes at December 19, 2008 Special Meeting of Stockholders

	Number of Votes “For”	Percentage	Votes “Against”	“Abstain”	Result
Proposal 1	7,645,830	86.87%	1,011,297	144,300	Approved
Proposal 2	7,640,930	81.56%	1,014,697	145,800	Approved
Proposal 3	7,638,930	81.54%	1,014,697	147,800	Approved

Proxies for the meeting were solicited pursuant to regulation 14A under the Act. Information pertaining to this special meeting is contained in Form 14A filed December 3, 2008; Forms A14A filed December 16 and 18, 2008; and Forms 8-K filed December 18 and 23, 2008; Forms 8-K filed January 7 and February 10, 2009; and Form 8-K/A filed January 8, 2009.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, warrants and units, are quoted on the Over-the-Counter Bulletin Board under the symbols ‘‘CYLU,’’ ‘‘CYLUW,’’ and ‘‘CYLUU,’’ respectively. The units have been quoted on the Bulletin Board since May 1, 2007 and the common stock and warrants since July 9, 2007. Our securities did not trade on any market or exchange prior to May 1, 2007. The following table sets forth the high and low sales information for our units for the period from May 1, 2007 through March 24, 2009 and our common stock and common stock purchase warrants for the period from July 9, 2007 through March 24, 2009. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low

First quarter 2007	$—	$—	$—	$—	$—	$—
Second quarter 2007	$—	$—	$—	$—	$8.10	$7.62
Third quarter 2007	$7.46	$7.28	$1.07	$0.79	$8.50	$8.10
Fourth quarter 2007	$7.45	$7.32	$0.97	$0.66	$8.25	$8.10
First quarter 2008	$7.55	$7.40	$0.68	$0.23	$8.10	$7.70
Second quarter 2008	$7.58	$7.39	$0.91	$0.26	$8.47	$7.65
Third quarter 2008	$7.95	$7.39	$1.49	$0.57	$9.30	$8.00
Fourth quarter 2008	$7.88	$6.50	$1.80	$0.45	$9.24	$7.60
First quarter 2009 through March 24, 2009	$14.15	$2.50	$2.30	$0.32	$15.00	$3.50

Number of Holders of Common Stock

As of March 24, 2009, there were of record 36 holders of common stock, one holders of warrants and one holder of units. Cyalume believes that the number of beneficial holders of each of these securities is greater than the number of record holders.

Equity Compensation Plan

As of December 31, 2008, we had no equity compensation plans.

On March 3, 2009, the Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “Plan”). The purpose of the Plan is to benefit the stockholders by assisting us to attract, retain and provide incentives to key management employees and non-employee directors of, and non-employee consultants to, the Company and Affiliates, and to align the interests of such employees, non-employee directors and non-employee consultants with those of the stockholders. Accordingly, the Plan provides for the granting of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing, as may be best suited to the circumstances of the particular Employee, Director or Consultant as provided herein. Under the Plan, two million shares have been reserved. On March 3, 2009, the Board of Directors authorized the following (i) 30,000 restricted shares of common stock to non-employee consultants; (ii) 114,000 restricted shares of common stock and 200,000 restricted options to officers and other management; and, (iii) a total of 33,000 options to directors.  Subsequent to approval by shareholders at the 2009 Annual Meeting of Shareholders, we expect to file Form S-8 with the SEC to register the shares under the Plan.

Dividends

We have never declared or paid cash dividends on our capital stock and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Payments of future dividends on our common stock, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant. In addition, our credit facility places limitations on our ability to pay dividends on our common stock. CTI, which is currently Cyalume’s only operating subsidiary, is not permitted by its credit facility agreement to make any payments to Cyalume, other than the following, unless waivers are obtained: (i) $500,000 per fiscal year for any management fees levied by Cyalume to CTI; (ii) up to $500,000 per fiscal year for out-of-pocket expenses including legal and accounting fees incurred by Cyalume; and (iii) a distribution to Cyalume not to exceed $600,000 per fiscal year in support of any unpaid costs incurred in connection with the acquisition of CTI.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs

October 1 to October 31	600,000	(1)	$7.91	600,000		$—
November 1 to November 31	—			—
December 1 to December 31	2,442,547	(2)	$8.01	2,442,547	(2)	$—

(1) The shares were purchased in a block transaction with two sellers.

(2) Of the 2,442,547 shares of common stock repurchased in December 2008 (i) 2,099,000 shares were purchased in privately negotiated transactions prior to our Special Meeting of Shareholders on December 19, 2008 at purchase prices ranging from $8.00 - $8.01 per share, (ii) 989,647 shares where repurchased at $8.03 per share from stockholders who voted against our acquisition of CTI and elected to have us redeem their shares, and (iii) 93,750 shares were repurchased from an affiliate of Rodman & Renshaw LLC, the underwriter of our IPO, in a privately negotiated transaction at a price of $8.00 per share.

ITEM 6:    SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Business Prior to the Acquisition of CTI

Previously, our legal name was Vector Intersect Security Acquisition Corporation (‘‘Vector’’), a Delaware corporation incorporated on July 19, 2005 in order to serve as a vehicle for the acquisition of an operating business (through a merger, capital stock exchange, asset acquisition or other similar business combination).

On April 25, 2007, Vector completed a private placement to raise initial capital. On May 1, 2007, Vector consummated an initial public offering of 7,312,500 units. Each unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase from Vector one share of Vector common stock at an exercise price of $5.00. Vector common stock and warrants started trading separately as of July 9, 2007. Vector did not engage in any substantive commercial business until the acquisition of Cyalume Technologies, Inc. (“CTI”), as described below.

On December 19, 2008, the purchase of the issued and outstanding capital stock of CTI located in West Springfield, MA, for a total consideration of $125.2 million was completed (the “Acquisition”). In connection with the closing of the Acquisition, We changed our name from Vector Intersect Security Acquisition Corporation to Cyalume Technologies Holdings, Inc. (“Cyalume”).

Our Business Subsequent to the Acquisition of Cyalume Technologies, Inc.

In the following discussion of our operating business, unless the context otherwise requires, references to Cyalume, we, us, our, etc., include Cyalume, Cyalume Technologies, Inc. and Cyalume Technologies, S.A; references to “CTI” include only Cyalume Technologies, Inc. and its wholly-owned subsidiary Cyalume Technologies, S.A. (“CTSA”).

CTI is a global, technology based, manufacturer primarily producing products where light is generated through a chemical reaction known as chemiluminescence. Our most popular product is a 6 inch light stick. In addition, a variety of reflective products are produced that both reflect direct light back and retain energy for a short period of time so they continue to glow after the light source is removed. Reflective products include a variety of patches and safety belts. Both chemiluminescencent and reflective products may employ infrared technology that allows observation of the product with proper night vision goggles.

The majority of CTI’s revenues are derived from sales to the U.S. Military and various other militaries around the globe, most significantly to two key customers: the United States Department of Defense and the N.A.T.O. Maintenance and Supply Agency (“NAMSA”), which account for 68% of net revenues. A smaller percentage of revenues are derived from sales into the public safety (police, fire departments) and commercial markets. In the military market there are longer-term contracts of generally three to five years as well as higher margins because the products are more technologically advanced than those of competitors. In the commercial market advanced technology is generally not as important and therefore competition is greater, resulting in lower margins.

Although sales are made into several markets and manufacturing plants are operated in both the U.S. and Europe, the business is managed and financial results are reported as one segment. Senior management focuses on consolidated results to make strategic and tactical decisions. There are several reasons for this. Products are similar in each market and based on the same technology. Thus management pays attention to individual products as well as individual customers and contracts in terms of pricing and costing. For the largest selling product line, the 6 inch light stick (in its various permutations of color and duration), the manufacturing processes are similar and both the U.S. and European plants make these products. Therefore, the 6 inch light sticks, can and are made at both plants and can be produced and shipped from one plant to the other to help meet peak periods of demand. In addition, important functions such as marketing and, research and development (R&D) manage their activities and allocate their resources from a strategic viewpoint, and generally not on the basis of where a product is made or who it might be sold to.

Overall financial performance is evaluated based on: revenues; gross profit and gross margin; selling/research and development/administrative expenses; and cash flow. EBITDA (earnings before interest, taxes, depreciation and amortization) is used as a performance measure of operational cash flows. Product performance is evaluated based on unit cost of production and number of units produced and sold. All of these measures are evaluated against results for the prior period and against budgets.

Cyalume is currently a smaller reporting company based on our float being under $75 million. CTI, though not a public company, would also be considered a smaller reporting company based on the revenue test set out in Exchange Act Rule 12b-2 as revenues for both 2007 and 2008 were below $50 million. Therefore, only two years of audited financial statements, are presented.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Estimates are used when accounting for certain items such as reserves for inventory, accounts receivable and deferred tax assets; assessing the carrying value of intangible assets including goodwill; determining the useful lives of property, plant and equipment and intangible assets; and in determining asset retirement obligations.  Estimates are based on historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances.  Due to the inherent uncertainty involved with estimates, actual results may differ.

Revenue Recognition

Revenue from the sale of products is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer. Costs and related expenses to manufacture the products are recorded as costs of goods sold when the related revenue is recognized.

We have several significant contracts providing for the sale of indefinite quantities of items at fixed per unit prices, subject to adjustment for certain economic factors. Revenue under these contracts is recognized when goods ordered under the contracts are received by the customer. Whenever costs change, we review the pricing under these contracts to determine whether they require the sale of products at a loss. To date, we have no loss contracts which would require the accrual of future losses in the current financial statements.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are recognized when, based upon available evidence, realization of the assets is more likely than not.

We adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  There have been no unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of adopting FIN 48. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

We classify interest on tax deficiencies as interest expense and income tax penalties as other miscellaneous expenses.

Goodwill

We apply the provisions of SFAS No. 142, Goodwill and Other Intangible Assets to goodwill. Goodwill is deemed to have an indefinite life and accordingly, is not subject to annual amortization.  Goodwill is subject to annual impairment reviews, and, if conditions warrant, interim reviews based upon its estimated fair value.  Impairment charges, if any, are recorded in the period in which the impairment is determined.

Intangible Assets

Intangible assets include developed technologies and patents, trademarks and trade names, customer relationships and non-compete agreements, which are amortized over their estimated useful lives (with the exception of trademarks and trade names, which are considered to have indefinite useful lives and therefore are not amortized). The carrying amounts of intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. Costs incurred to renew or extend the term of our intangible assets are expensed when incurred.

Inventories

Inventories are stated at the lower of cost ( on a first-in first-out (“FIFO”) method) or net realizable value.  We periodically review the realizability of our inventory. Provisions are established for potential obsolescence. Determining adequate reserves for inventory obsolescence requires management’s judgment. Conditions impacting the realizability of our inventory could cause actual asset write-offs to be materially different than reported inventory reserve balances.

Foreign Operations and Currency

Accounts of our foreign subsidiary are translated using their local currency as the functional currency. Income statement accounts are converted to U.S. dollars using the average exchange rate for the period covered by the income statement. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income or loss in the statement of income in the period the gain or loss occurred.

Results of Operations

Years Ended December 31, 2008 and 2007, in thousands

The information below is summarized from the audited financial statements and includes the operations of Cyalume (the former Vector) for the years ended December 31, 2008 and 2007, plus the operations of CTI from the date of the Acquisition through December 31, 2008.

	Year Ended December 31,
	2008	2007
Revenues	$316	$—
Cost of goods sold	89	—
Gross profit	227	—
Other expenses (income):
Sales and marketing, general and administrative expenses and research and development	1,057	448
Other loss (income), net	23	—
Amortization of intangible assets	131	—
Interest expense (income), net	(960)	(1,332)
Provision for (benefit from) income taxes	(600)	87
Net income	$576	$797

Revenues:    We did not engage in any substantive commercial business until the acquisition of CTI on December 19, 2008, and as such there were no sales prior to that date. The only revenue recorded in 2008 was CTI sales during the period December 20, 2008 through December 31, 2008.

Expenses:    Sales, general and administrative expense increased $671,000 for the year ended December 31, 2008 as compared to December 31, 2007. $483,000 of this is a year over year increase for parent company expenses, primarily for legal, professional, insurance costs and non-income taxes. Costs incurred specifically related to the acquisition of CTI were capitalized as part of the purchase price. The remaining increase is CTI expenses for the last 12 days of 2008 and there were no comparable operating expenses in 2007.

Interest expense (income), net: Interest expense (income), net for the parent company declined $285,000 due to lower interest rates on funds invested in the trust fund. The remaining decline of $87,000 is CTI interest expense for the last 12 days of 2008 where 2007 has no comparable interest expense.

Provision for income taxes: The change occurred primarily as a result of the recognition of $523,000 of deferred tax benefit from Cyalume’s net operating losses as the utilization of these losses on a consolidated tax return with CTI are anticipated in the near-term.  CTI also generated $77,000 of deferred tax benefit, primarily from net operating losses sustained during the period from December 20, 2008 through December 31, 2008.

Balance Sheet

All the significant changes to our balance sheet resulted from the Acquisition of CTI and are better understood by through the non-U.S. GAAP-basis discussion below.

Liquidity and Capital Resources

As of December 31, 2008 and 2007, we had $4.0 million and $58.9 million, respectively, in cash and investments in trust.

On April 25, 2007, we completed a private placement of 187,500 units to our Chief Executive Officer and one of our directors and received net proceeds of $1.5 million. On May 1, 2007, we consummated our initial public offering of 7,312,500 units. Each unit in both the private placement and the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $5.00.

The proceeds from the sale of units were $58.5 million. Offering expenses were $4.0 million, including underwriting discounts of $3.5 million. $58.3 million of the proceeds from the initial public offering and the private placement were placed in a trust account for our benefit. Except for $1.5 million in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we could not access the amounts held in the trust until we consummated a business combination. The $2.3 million of deferred compensation would be paid to the underwriters only in the event of a business combination. The amounts held outside of the trust account were available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 19, 2005 (the date of our inception) through December 31, 2007, we had operating expenses of $567,000 and deferred offering costs of $0. The proceeds deposited into the trust fund remained on deposit in the trust account earning interest. As of December 31, 2007, we had $58.3 million held in the trust account. Additionally, as of December 31, 2007, we had $570,000 outside the trust account to fund working capital requirements.

On May 1, 2007, we entered into a $500,000 revolving credit agreement with SCP Private Equity Management Company, LLC, (“SCP”) which owns stock in Cyalume and of which three of our Directors are members. Any amounts outstanding under the revolving credit agreement were to bear interest at a rate of 5.5% per year. Any funds outstanding under the revolving credit agreement were to become due and payable by us upon our consummation of a business combination. Through the Acquisition date we did not borrow any amounts under this facility and the agreement expired upon the consummation of the CTI acquisition.

During 2008 we used $69.8 million to complete the Acquisition of CTI, including $30.2 million to purchase the outstanding common stock of CTI and $38.9 million to retire CTI’s existing debt. Concurrent with the acquisition we borrowed $32.0 million from TD Bank, NA (“TD Bank”) consisting of two notes payable, a $25.5 million Term A Note and a $2.5 million Term B Note, and a $4.0 million line of credit, of which $3.5 million is outstanding at December 31, 2008.  We also borrowed $1.0 million from SCP, which owns stock in Cyalume and of which four of our Directors are members.

On December 10, 2008, Vector Investment Fund LLC (‘‘VIF’’), an entity controlled by Yaron Eitan, currently the Vice Chairman of the Board and at that time our Chief Executive Officer, President and Vice Chairman of the Board, entered into a note purchase agreement by and among VIF, Cyalume and Centurion Credit Group Master Fund L.P. (“Centurion”) pursuant to which Centurion agreed to provide a loan to VIF in the principal amount of up to $12 million. Pursuant to the note purchase agreement, the proceeds of the loan were to be utilized to purchase shares of Cyalume’s common stock from a limited number of its public stockholders, at a price per share not exceeding the liquidation value of each public share, determined upon amounts held in Cyalume’s trust account.

In connection with the loan from Centurion, Cyalume agreed to purchase from VIF the shares of Cyalume common stock that VIF purchased using the proceeds of the loan, concurrent with the closing of Cyalume’s acquisition of CTI, at a purchase price equal to the aggregate purchase price that VIF paid for the shares. The proceeds from the sale of the shares were applied by VIF to repay the loan. Interest on the loan accrued at a rate of 18% per annum. On the closing of the acquisition of CTI, Cyalume paid accrued interest due on the senior promissory note issued by VIF. In connection with the loan, CTI paid the Lender a $200,000 commitment fee, $20,000 of prepaid interest on the note and $50,000 of the Centurion’s legal fees. Centurion also received 40,000 shares of Cyalume’s common stock and three-year warrants to purchase 100,000 shares of common stock exercisable at an exercise price of $8.00 per share, subject to adjustment in certain events, and has been granted certain demand and piggyback registration rights with respect to the 40,000 shares and the shares issuable upon exercise of the warrants. All amounts due and owing under the loan were paid in full to Centurion on December 19, 2008.

In connection with the note purchase agreement, as security for the repayment of the loan, Centurion had been granted a security interest in the shares and Mr. Eitan’s interest in VIF, as its sole member, pursuant to the terms of the stock pledge agreement and security agreement, respectively. The shares were released from escrow after the closing of the acquisition of CTI and the repayment of the Loan.

Forecast principal and interest payments on long-term debt for 2009 are $5.5 million, compared to $40.8 million in 2008 (including CTI principal and interest paid off at the Acquisition), and will be funded from operating cash flows. In 2008, CTI made principal and interest payments of $7.8 million prior to the Acquisition.

On December 19, 2008, we acquired CTI and the deferred underwriting fee described above became payable in full. Before December 19, 2008, as full payment of these costs, the underwriter agreed to accept a cash payment of $250,000 and 93,750 shares of our common stock with the rest of the fee ($1.1 million) remaining as deferred underwriting fees.  On December 30, 2008, the underwriter exchanged the deferred underwriting fee obligation and the 93,750 shares in exchange for a $1.8 million note payable.

Upon the consummation of the Acquisition we owed SMH Capital an advisory services fee of $1.2 million in cash. Before December 19, 2008, SMH agreed to accept 150,000 shares of our common stock as full payment for this obligation.

At December 31, 2008, there were seven unsecured notes payable to six stockholders. Four of these notes totaling $1.0 million were payable to 4 partners of SCP, bore interest at 6% and are payable in one combined installment on June 19, 2014. The remaining notes totaled $55,000, are payable to two stockholders, pay interest at 4% and have an indeterminate maturity.

During the first quarter of 2009 we repurchased 139,850 shares of common stock from stockholders who voted against the acquisition of CTI for $1.1 million.

On March 3, 2009, our Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “Plan”). Under the Plan, two million shares have been reserved for potential issuance as incentives to certain employees and non-employees.  See Note 25 in the Notes to Consolidated Financial Statements for further discussion of the Plan. No awards have yet been made under the Plan. Subsequent to approval by shareholders at the 2009 Annual Meeting of Shareholders, we expect to file Form S-8 with the SEC to register the shares under the Plan. Issuance of shares under the Plan will not provide capital and will cause dilution of earnings per share.

The 2009 capital expenditures budget will be funded completely from operating cash flows.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2008 or 2007

Contractual Obligations

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Results of Operations – Adjusted Pro Forma Basis

As a result of the acquisition of CTI on December 19, 2008 the audited financial statements include the consolidated statements of income of Cyalume for 2008 and 2007 and also CTI, as Predecessor, for the period from January 1, 2008 to December 19, 2008 and the year ended December 31, 2007. To assist investors in better understanding the changes in our business for the years ended December 31, 2008 and 2007, we are presenting below a reconciliation of our audited net income to adjusted pro forma net income (as described below). We derived the pro forma results and adjusted pro forma results from the audited consolidated financial statements of Cyalume for the years ended December 31, 2008 and 2007 and from the audited consolidated financial statements of the Predecessor for the period from January 1, 2008 to December 19, 2008 and the year ended December 31, 2007. Pro forma results are included in Note 2 to our audited consolidated financial statements.

Adjusted pro forma net income is an alternative view of performance used by management and we believe that investors’ understanding of our performance is enhanced by disclosing this information. We define adjusted pro forma net income as the pro forma net income of Cyalume excluding the effects of the purchase of CTI. The adjusted pro forma net income measure is not, and should not be viewed as, a substitute for U.S. GAAP net income. Adjusted pro forma net income is an important internal measurement for us. We measure the performance of the overall company on this basis. The following are examples of how we use adjusted pro forma net income:

•	Senior management receives a monthly analysis of our operating results that is prepared on an adjusted pro forma net income basis;
•	Our annual budget for 2009 is prepared on an adjusted pro forma net income basis
•	Certain annual compensation computations, including annual cash bonuses, are calculated in part on an adjusted pro forma net income basis.

Despite the importance of this measure to management in goal setting and performance measurement, we stress that adjusted pro forma net income is a non-GAAP financial measure that has no standardized meaning under U.S. GAAP and therefore, has limits in its usefulness to investors. Due to its non-standardized definition, adjusted pro forma net income (unlike U.S. GAAP net income) may not be comparable with the calculation of similar measures for other companies. Adjusted pro forma net income is presented solely to permit investors to more fully understand how management assesses our performance.

Cyalume Technologies Holdings, Inc.
Reconciliation of GAAP Net Income to Pro Forma Net Income and Adjusted Pro Forma
(in thousands)

	Year Ended December 31,
	2008	2007
GAAP net income	$576	$797
Adjusted pro forma adjustment
CTI net income	3,406	23
Adjusted pro forma net income	$3,982	$820

Pro forma adjustments – addbacks (reductions)
Amortization of stepped up inventory value	-	(736)
Depreciation expense on revalued assets	239	35
Amortization of intangible expense	(1,631)	(1,631)
Interest expense	2,720	4,122
Interest income	(1,053)	(1,347)
Restructuring costs	1,193	-
Income taxes	(568)	(343)
Pro forma net income	$4,882	$920

As we had no material business operations prior to the Acquisition, we believe that the operations of CTI are of most interest to our investors. As the full year 2008 operations of CTI are not presented in the audited financial statements, we are presenting a Management’s Discussion and Analysis section below based on the adjusted pro forma consolidated statements of net income. This discussion provides insight for the full years that is not available in the GAAP discussion presented above. Except for results occurring after the date of the Acquisition, combining each company’s results in this manner does not reflect (a) purchase accounting resulting from the acquisition or (b) other pro forma adjustments that could have been used to show how results may have appeared if that purchase accounting was applied as of January 1, 2008 or January 1, 2007.  Adjusted pro forma information is useful as it assists management in understanding our performance over the last two years, which would not be possible by reviewing the U.S. GAAP information.  Investors may find it useful for this purpose as well. The adjusted pro forma information should not be considered an alternative to, or more meaningful than, the financial information in accordance with U.S. GAAP, since it does not include the effects of purchase accounting or pro-forma adjustments.  Adjusted pro forma information, as calculated, may not be comparable to similarly titled measures reported by other companies.

Cyalume Technologies Holdings, Inc.
Adjusted Pro Forma Consolidated Statements of Income
(in thousands)

	Year Ended December 31,
	2008	2007	Change
Revenues	$40,757	$39,026	$1,731
Cost of goods sold	20,478	19,072	1,406
Gross profit	20,279	19,954	325
Other expenses (income):
Sales and marketing	2,994	3,412	(418)
General and administrative	5,014	6,845	(1,831)
Research and development	1,294	1,417	(123)
Other loss (income), net	(1,123)	(543)	(580)
Amortization of intangible assets	2,674	2,612	62
Interest expense (income), net	3,820	5,019	(1,199)
Interest expense – related party	8	15	(7)
Income (loss) before income taxes	5,598	1,177	4,421
Provision for (benefit from) income taxes	1,616	357	1,259
Adjusted pro forma net income	$3,982	$820	$3,162

Adjusted Pro Forma Results of Operations

Revenues: CTI experienced significant growth in the volume of military reflective product sales in 2008, with revenue increasing $2.9 million over 2007. Due to the nature of our products, many are sold under indefinite quantity type contracts whereby we fulfill orders as they are placed by customers. We do not have insight into why our customers order at the times or quantities that they do. This was offset by decreased sales volume in our commercial division of $1.0 million.  2008 non-reflective military sales were consistent with 2007, with price increases contributing $1.4 million in additional revenue to offset lower sales volumes. Based on orders received so far in 2009, we anticipate growth in sales of military ammunition and reflective products in 2009. See further discussion of first quarter orders below. We also anticipate growth in commercial sales as our revised sales strategies begin to impact revenues.

Expenses: Sales and marketing expenses declined significantly as CTI withdrew from the direct-to-consumer market and revamped its commercial sales strategies to make more extensive use of distributors who have established key relations with end-users, rather than trying to sell direct to consumers. General and administrative expenses declined with the settlement of arbitration proceedings with the former owners of CTI in January 2008. CTI had spent $1.4 million on this litigation in 2007. Additionally, in 2007 CTI incurred $266,000 in severance pay that was not experienced in 2008. Our forecast for 2009 calls for increased advertising expense as we continue to roll out our revised commercial sales strategies. We also anticipate incurring $1.0 million in additional costs associated with being a publicly held company, compared to the expenses incurred in 2008.

Other loss (income), net: During 2008, a restructuring was implemented to facilitate the sale of CTI to Cyalume pursuant to which the CEO and two Vice-Presidents left CTI, resulting in a restructuring charge of $1.1 million. Commercial sales and sales and marketing expenses declined in 2008 as CTI revamped our commercial sales strategies. In the third quarter CTI began implementing a distributor based commercial sales model which is anticipated to result in increased sales volumes in 2009. Cash payments of restructuring charges were primarily incurred in 2008 with $260,000 to be made in 2009 before June 30, 2009.

In 2008 CTI reached settlement with the previous owners of CTI on all matters. CTI received $3.0 million in cash, resulting in a net gain of $2.8 million on the settlement. Other income in 2007 consisted primarily of $586,000 in research expense reimbursements from the federal government.

Interest: Interest expense declined in 2008 due to the decline in the LIBOR rates underlying CTI’s interest rates on long-term debt and due to reduced debt outstanding as $3.1 million in principal payments were made prior to the Acquisition. CTI began 2007 with $51.1 million in debt and ended 2008 with $33.8 million in debt after the Acquisition. Interest income declined due to lower interest rates on funds invested in Cyalume’s trust fund. Forecast interest expense for 2009 is $2.3 million.

Provision for income taxes: The significant growth of $4.4 million in pre-tax net income, as described above, is the primary factor in the $1.3 million increase in the 2008 provision for income taxes over 2007. The effective tax rate for 2008 and 2007 is consistent at 29% and 30%, respectively.

Foreign exchange rates: If 2008 operations in foreign currencies had been translated using the foreign exchange rate used in 2007, revenues would have been $513,000 lower than reported and gross margin would have decreased $280,000. Net income would have been $106,000 lower than reported.

During the first quarter of 2009 we experienced a reduction in sales to the U.S. Military compared to the same period a year earlier. We believe this reduced demand for our products is temporary and is due to several factors.  In February of 2009 President Obama announced plans to withdraw a significant number of American troops from Iraq over the next 18 months. This event, which was anticipated by the military, has lessened immediate demand for certain of our products as the military is drawing down existing supplies in preparation for the troop reductions.  Although the military budget covering the procurement of our products does not appear to be directly impacted at this time, the resulting budget uncertainty has also impacted short-term demand for certain of our products.  In order to more closely align our short-term costs with our projected revenue, we have taken steps to reduce our costs including a 23% reduction in our workforce in March 2009. Estimated annualized savings from these cost reducing measures are $1.0 million.

In prior years we have sold reflective flags to a number of customers for use on U.S. military uniforms. The U.S. military has combined all flag purchases onto a single contract and started a competitive bid process. We have submitted a bid for the contract and expect an announcement in April 2009. If we are successful the contract will result in sales between $2.1 million and $10.4 million over the next three years. In 2008 and 2007 we sold $3.9 million and $894,000, respectively, of U.S. flags.

In February 2009, we received purchase orders for ammunition products totaling $7.7 million, to be delivered over the next 17 months. In all of 2008 and 2007 we sold $2.2 million and $2.0 million, respectively, of ammunition products.

Balance Sheet– Adjusted Pro Forma Basis

Inventories increased $2.7 million in 2008 due primarily to a $2.0 million decrease in reserves for slow-moving and obsolete inventory and a $698,000 step-up to fair market value at December 19, 2008 (at the closing date of the Acquisition).

Property, plant and equipment declined $2.1 million primarily due to the revaluation of the West Springfield facility to fair market value at the Acquisition date, reducing the carrying value of this asset by $2.0 million. This lower valuation will result in decreased levels of depreciation for this asset in future years.

In connection with the Acquisition of CTI, we recorded certain intangible assets at their fair market value and also recorded goodwill for the excess of purchase price over identified assets and liabilities. These values were in excess of the amounts carried by the Predecessor prior to the Acquisition, resulting in an increase in the reported value for intangible assets and goodwill. Fair market values were determined by applying the principles of SFAS No. 141, Business Combinations. Costs incurred to renew or extend the term of our intangible assets are expensed when incurred. We do not consider any of our intangible assets to have a residual value. Our trademarks can be renewed without substantial cost. On average, our trademarks renew in approximately 7 years.

At December 31, 2007, we had a $2.3 million liability for deferred underwriting costs on our balance sheet. During 2008, $250,000 of this obligation was paid in cash and the remaining portion was converted into a note payable, which is included in long-term debt at December 31, 2008.

Common stock subject to redemption was $1.1 million and $11.1 million at December 31, 2008 and 2007, respectively. At December 31, 2007, this amount was estimated to be the maximum it could be since it was unknown at the time how much stock would be redeemed. At December 31, 2008, most of the redemptions had occurred and the remaining amount to be redeemed was known, significantly reducing the account balance. The 2007 amount was reported as long-term as the redemption date was not known at the time. The 2008 amount is presented as current as the redemptions were finalized in the first quarter of 2009.

Net non-current deferred income tax liabilities increased from $4.9 million in 2007 to $9.2 million in 2008 as a result of recording increases to the fair market value of various identified intangible assets as a result of the acquisition of CTI in December 2008.  The utilization of net operating losses during 2008 also had the effect of increasing deferred income tax liabilities as long-term deferred tax assets such as net operating losses, are net against long-term deferred income tax liabilities.

In assessing the realization of our long-term deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The realization of our deferred income tax assets depends upon future taxable income in years before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, we establish a valuation allowance against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

A valuation allowance of approximately $1.1 million was provided on our deferred federal tax assets for the carryforward of foreign tax credits, which we do not anticipate using in the near-term. The utilization of this asset is dependent upon our generation of significant revenues from sources outside the U.S.

We had federal net operating loss carryforwards amounting to $10.3 million and $17.9 million at December 31, 2008 and 2007, respectively. The net operating loss carryforward at December 31, 2008 expires in fiscal years 2025 through 2028. Internal Revenue Code Section 382 limits utilization of these losses to $3.2 million per year. It is possible that future changes in our ownership could result in changes to the amounts allowed by IRC Section 382.  State net operating loss carryforwards amounted to $7.2 million and $18.3 million as of December 31, 2008 and 2007, respectively.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Financial Statements

The information required by this item may be found beginning on page F-1 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure controls and procedures and changes in internal control over financial reporting during the latest quarter

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Prior to our acquisition of CTI on December 19, 2008, our disclosure controls and procedures were designed and reviewed by our Chief Executive Officer and Chief Financial Officer, with the assistance of a third party accounting service provider. As of the Acquisition date, our current Chief Executive Officer and Chief Financial Officer assumed responsibility for all disclosure controls and procedures and terminated the engagement of such third party.

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2008.

Management's Report on Internal Control over Financial Reporting

On December 19, 2008 we acquired CTI, an operating company, and CTI management immediately took full responsibility for all accounting and finance functions for us. This constituted a significant change to internal controls over financial reporting in the latest quarter. At December 31, 2008 and for the year ended December 31, 2008 CTI represented 98.7% of our consolidated assets and 100% of our consolidated revenue. Because the only meaningful internal controls over financial reporting that exist at December 31, 2008 belong to those of the newly acquired company, and there has not been sufficient time to document and test those controls, management has excluded the report on internal controls over financial reporting from this Form 10-K.  Since CTI was acquired by us near the end of 2008, CTI is not required to make an assessment of its internal controls over financial reporting in 2008.

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we are currently documenting and evaluating the effectiveness of our internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

CCR LLP audited our consolidated financial statements for the year ended December 31, 2008 and Miller, Ellin and Company LLP audited our consolidated financial statements for the year ended December 31, 2007. CCR LLP also audited the Predecessor (CTI) for the period from January 1, 2008 to December 19, 2008 and for 2007. CCR LLP is our principal accountant as of December 31, 2008.

Audit Fees

2008 fees for audit services provided by CCR LLP included:
•	$279,000 related to CTI financial statement audits for 2008, related quarterly reviews and review of the SEC Schedule 14A filed December 4, 2008.
•	$140,000 related to CTI financial statement audits for 2007.
•	$32,000 related to Cyalume financial statement audits for 2008.

2008 fees for audit services provided by Miller, Ellin and Company included:
•	$13,000 related to review of 2008 Form 10-Q filings and review of the SEC Schedule 14A filed December 4, 2008.

2007 fees for audit services provided by Miller, Ellin and Company included:
•	$28,000 related to Cyalume financial statement audits for 2007 and related Form 10-Q filings.

Audit-Related Fees

Fees for audit-related services provided by CCR LLP totaled $3,000 in 2008 and $0 in 2007. Audit-related services principally include advice on compliance with Sarbanes-Oxley. There were no audit related fees paid to Miller Ellin in 2008 or 2007.

Tax Fees

There were no fees for tax related services from CCR LLP in 2008 or 2007.  Fees for tax services provided by Miller, Ellin including tax compliance, tax advice and tax planning, totaled $0 and $1,000 in 2008 and 2007, respectively.

All Other Fees

There were no fees for other professional services from CCR LLP or Miller Ellin during 2008 or 2007.

Audit Committee Pre-Approval Policies and Procedures

At December 31, 2008 we did not have an audit committee. As a result, our entire Board of Directors performed the duties of an audit committee during the fiscal year ended December 31, 2008. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

On January 13, 2009, following the December 19, 2008 Acquisition of CTI, the Board of Directors formed an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, and elected the following members to serve on this committee: Thomas Rebar (Chairman), Yair Shamir, Joseph Gorman and Daniel Gaspar. Thomas Rebar is an ‘‘audit committee financial expert’’. The Board of Directors has determined that each member of the Audit Committee is independent as defined in Rule 4350(d) of the NASDAQ Marketplace Rules. The Audit Committee will recommend to the Board of Directors the annual engagement of a firm of independent accountants and review with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee adopted a written charter on January 13, 2009. The charter is available on our website, www.cyalume.com. The charter sets forth the responsibilities, authority and specific duties of the Audit Committee.

On December 19, 2008, the Board of Directors appointed CCR LLP to be principal accountant for Cyalume and engaged them to perform the 2008 audit for Cyalume. In February 2009, the newly formed Audit Committee met with the principal accountants, CCR LLP, to discuss the audit and reporting process for preparing the audited financial statements and the Annual Report on Form 10-K. CCR LLP had been CTI’s principal accountant prior to the Acquisition and it had been engaged by CTI to perform the 2008 audit of CTI’s financial statements prior to the Acquisition.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

A(1) Financial statements filed as part of this report	Page

•	Consolidated Statements of Income for the years ended December 31, 2008 and 2007	F-5
•	Predecessor Statements of Income for the period ended December 19, 2008 and the year ended December 31, 2007	F-5
•	Consolidated Balance Sheets at December 31, 2008 and 2007	F-6
•	Predecessor Balance Sheet at December 31, 2007	F-6
•	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2008 and 2007	F-7
•	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-8
•	Predecessor Statements of Cash Flows for the period ended December 19, 2008 and the year ended December 31, 2007	F-8

Financial Statement Schedules

A(2) Schedule II – Valuation and Qualifying Accounts	S-3

Exhibits

Exhibit Number		Description
2.1
Stock Purchase Agreement dated February 14, 2008 by and among Vector Intersect Acquisition Corporation, as the Parent, Cyalume Acquisition Corp., a Delaware corporation, as the Purchaser, Cyalume Technologies, Inc. and GMS Acquisition Partners Holdings, LLC (1)

2.2		Amendment No. 1 to Stock Purchase Agreement, dated October 22, 2008 (2)
2.3		Amendment No. 2 to Stock Purchase Agreement, dated December 17, 2008 (3)
2.4		Amendment No. 3 to Stock Purchase Agreement, dated December 18, 2008 (3)
3.1		Fifth Amended and Restated Certificate of Incorporation (3)
3.2		By-laws (4)
4.1		Specimen Common Stock Certificate (4)
4.2		Specimen Unit Certificate (4)
4.3		Specimen Warrant Certificate (4)
4.4		Form of Unit Purchase Option to be granted to the representative(4)
10.1		Form of Stock Escrow Agreement among the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders (4)
10.2		Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and the Private Placement Purchasers (4)
10.3		Centurion Credit Group Master Fund L.P. Note Purchase Agreement dated December 10, 2008 (5)
10.4		Centurion Credit Group Master Fund L.P. Letter Agreement dated December 10, 2008 (5)
10.5		Centurion Credit Group Master Fund L.P. Escrow Agreement dated December 10, 2008 (5)
10.6		Warrant issued to Centurion Credit Group Master Fund L.P. dated December 10, 2008 (5)
10.7		Subscription Agreement with Catalyst Equity Management dated September 5, 2008 (5)
10.8		Form of Warrant Agreement in favor of Catalyst Private Equity Partners (Israel) II, LP (6)
10.9		Letter Agreement by and between the Registrant and Vector Investment Fund LLC dated December 10, 2008 (5)
10.10	*	Employment Agreement with Derek Dunaway dated April 1, 2008
10.11	*	Employment Agreement with Michael Bielonko dated January 23, 2006
10.12	*	Employment Agreement with Thomas McCarthy dated January 23, 2006
10.13	*	Employment Agreement with Earl Cranor dated January 23, 2006
10.14	*	TD Bank Revolving Credit and Term Loan Agreement dated December 19, 2008
10.15	*	TD Bank Security and Pledge Agreement dated December 19, 2008
10.16	*	TD Bank Mortgage, Assignment of Leases and Rents and Security Agreement dated December 19, 2008
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of CCR LLP, independent registered public accounting firm
23.2	*	Consent of Miller, Ellin & Company, LLP, independent registered public accounting firm
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K dated February 14, 2008 and filed with the Commission February 21, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K dated October 22, 2008 and filed with the Commission November 4, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K dated December 17, 2008 and filed with the Commission December 23, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-127644) filed August 18, 2005.
(5)	Incorporated by reference to the Current Report on Form 8-K dated December 10, 2008 and filed with the Commission on December 16, 2008.
(6)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-157827) filed March 11, 2009

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: March 24, 2009	By:	/s/ Derek Dunaway
Derek Dunaway, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated below.

Name	Title	Date

/s/ Derek Dunaway	President and Chief Executive Officer	March 24, 2009
Derek Dunaway	(Principal Executive Officer)

/s/ Michael Bielonko	Chief Financial Officer	March 24, 2009
Michael Bielonko	(Principal Financial Officer)

/s/ Winston Churchill	Director and Chairman	March 26, 2009
Winston Churchill

/s/ Yaron Eitan	Director and Vice Chairman	March 26, 2009
Yaron Eitan

/s/ Archie Clemins	Director	March 26, 2009
Archie Clemins

/s/ Doron Cohen	Director	March 26, 2009
Doron Cohen

/s/ Daniel Gaspar	Director	March 25, 2009
Daniel Gaspar

Director
Jason Epstein

/s/ Joseph T. Gorman	Director	March 25, 2009
Joseph T. Gorman

/s/ General (Ret.) Jack Keane	Director	March 26, 2009
General (Ret.) Jack Keane

/s/ Frank Kline	Director	March 26, 2009
Frank Kline

/s/ Thomas G. Rebar	Director	March 25, 2009
Thomas G. Rebar

/s/ Yair Shamir	Director	March 29, 2009
Yair Shamir

INDEX TO FINANCIAL STATEMENTS

 Cyalume Technologies Holdings, Inc.

 Years ended December 31, 2008 and 2007

Page

Report of Independent Registered Public Accounting Firm Report of Independent Registered Public Accounting Firm Report of Independent Registered Public Accounting Firm	F-2 F-3 F-4

Consolidated Financial Statements

Consolidated Statements of Income	F-5

Consolidated Balance Sheets	F-6

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cyalume Technologies Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Cyalume Technologies Holdings, Inc. (the “Company”) as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyalume Technologies Holdings, Inc. as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CCR LLP
March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholder of Cyalume Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Cyalume Technologies, Inc. and Subsidiary (the “Company”) as of December 31, 2007, and the related consolidated statements of income, and cash flows for the period January 1, 2008 to December 19, 2008 and the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyalume Technologies, Inc. and Subsidiary as of December 31, 2007, and the consolidated results of their operations and their cash flows for the period January 1, 2008 to December 19, 2008 and the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ CCR LLP
March 27, 2009

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vector Intersect Security Acquisition Corp. as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Miller Ellin & Company, LLP
April 10, 2008

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Consolidated Statements of Income
(in thousands, except shares and per share information)

			Predecessor
			For the Period	Predecessor
	For the Year	For the Year	January 1, 2008	For the
	Ended	Ended	to	Year Ended
	December 31,	December 31,	December 19,	December 31,
	2008	2007	2008	2007
Revenues	$316	$—	$40,441	$39,026
Cost of goods sold	89	—	20,389	19,072
Gross profit	227	—	20,052	19,954

Other expenses (income):
Sales and marketing	72	—	2,922	3,412
General and administrative	942	448	4,072	6,397
Research and development	43	—	1,251	1,417
Interest expense (income), net	(968)	(1,347)	4,788	6,366
Interest expense – related party	8	15	—	—
Amortization of intangible assets	131	—	2,543	2,612
Other loss (income), net	23	—	(1,146)	(543)
Total other expenses (income)	251	(884)	14,430	19,661

Income (loss) before income taxes	(24)	884	5,622	293
Provision for (benefit from) income taxes	(600)	87	2,216	270
Net income	$576	$797	$3,406	$23

Net income per common share:
Basic	$0.06	$0.11
Diluted	$0.05	$0.09

Weighted average shares used to compute net income per common share:
Basic	9,550,362	6,912,329
Diluted	12,001,471	8,530,207

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Consolidated Balance Sheets
(in thousands, except shares and per share information)

	December 31,	December 31,	Predecessor December 31,
	2008	2007	2007
Assets
Current assets:
Cash	$3,952	$570	$5,743
Cash held in trust	—	58,309	—
Accounts receivable, net of allowance for doubtful accounts of $452, $0 and $596 at December 31, 2008, 2007 and 2007, respectively	3,508	—	3,329
Inventories, net	11,447	—	8,743
Income taxes refundable	701	—	—
Deferred income taxes	317	—	553
Prepaid expenses and other current assets	195	94	440
Total current assets	20,120	58,973	18,808

Property, plant and equipment, net	7,882	—	9,974
Goodwill	60,896	—	24,419
Other intangible assets, net	49,426	—	31,805
Other noncurrent assets	188	—	385
Total assets	$138,512	$58,973	$85,391

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$3,500	$—	$—
Current portion of notes payable	3,621	—	3,152
Accounts payable	3,230	—	2,603
Deferred underwriting costs	—	2,340	—
Accrued expenses	2,550	88	3,592
Common stock subject to mandatory redemption	1,123	—	—
Notes payable and advance due to related parties	64	214	—
Income tax payable	5	85	1,305
Total current liabilities	14,093	2,727	10,652

Notes payable, net of current portion	25,581	—	37,737
Notes payable due to related parties, net of current portion	1,000	—	—
Deferred income taxes	9,237	—	4,949
Derivatives	163	—	—
Asset retirement obligation, net of current portion	128	—	166
Total liabilities	50,202	2,727	53,504

Common stock, subject to possible redemption	—	11,144	—
Commitments and contingencies	—	—	—

Stockholders' equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; 50,000,000 authorized; 13,719,035 and 9,375,000 issued and outstanding at December 31, 2008 and 2007, respectively (including 1,462,449 shares subject to possible redemption at December 31, 2007)	14	9	—
Predecessor common stock, $.0001 par value; 30,000,000 authorized, issued and outstanding 11,555,331 at December 31, 2007	—	—	1
Additional paid-in capital	87,348	44,440	34,134
Retained earnings (accumulated deficit)	1,229	653	(3,496)
Accumulated other comprehensive income (loss)	(281)	—	1,248
Total stockholders’ equity	88,310	45,102	31,887
Total liabilities and stockholders' equity	$138,512	$58,973	$85,391

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
 Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
(in thousands, except shares)

	Common Stock		Additional	Retained Earnings	Accumulated Other	Total	Comprehensive
	Number of Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Comprehensive Loss	Stockholders’ Equity	Income (Loss)
Balance at December 31, 2006	1,875,000	$2	$23	$(144)	$—	$(119)	—
Issuance of common stock - private placement	187,500	—	1,500	—	—	1,500	—
Issuance of common stock	7,312,500	7	58,493	—	—	58,500	—
Expenses of June 30, 2007 common stock issuance	—	—	(4,432)	—	—	(4,432)	—
Less: proceeds subject to possible redemption of 1,462,499 shares of common stock and associated deferred interest	—	—	(11,144)	—	—	(11,144)	—
Net income	—	—	—	797	—	797	797
Comprehensive income	—	—	—	—	—	—	$797
Balance at December 31, 2007	9,375,000	9	44,440	653	—	45,102

Adjustment of common stock subject to redemption	—	—	11,144	—	—	11,144	—
Issuance of common stock	7,308,428	8	56,114	—	—	56,122	—
Issuance of warrants in conjunction with Acquisition	—	—	33	—	—	33	—
Exchange of note payable for common stock	(93,750)	—	(750)	—	—	(750)	—
Estimated Acquisition purchase price adjustment (see Note 2)	138,165	—	1,056	—	—	1,056	—
Exercise of warrants	79,839	—	—	—	—	—	—
Common stock repurchased	(2,948,797)	(3)	(23,566)	—	—	(23,569)	—
Common stock mandatorily redeemable due to the Acquisition	(139,850)	—	(1,123)	—	—	(1,123)	—
Foreign currency translation adjustments	—	—	—	—	(179)	(179)	(179)
Unrealized loss on cash flow hedges, net of taxes of $61	—	—	—	—	(102)	(102)	(102)
Net income	—	—	—	576	—	576	576
Comprehensive income	—	—	—	—	—	—	$295
Balance at December 31, 2008	13,719,035	$14	$87,348	$1,229	$(281)	$88,310

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
 Consolidated Statements of Cash Flows
(in thousands, except shares)

	For the Year	For the Year	Predecessor For the Period January 1, 2008	Predecessor For the Year
	Ended	Ended	to	Ended
	December 31,	December 31,	December 19,	December 31,
	2008	2007	2008	2007
Cash flows for operating activities:
Net income	$576	$797	$3,406	$23
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	23	—	848	610
Amortization	147	—	2,865	2,948
Provision for deferred income taxes	(592)	—	1,370	(1,673)
Other non-cash expenses	61	—	809	1,463
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	936	—	(1,201)	(1,083)
Inventories	(309)	—	(1,526)	(1,648)
Prepaid expenses and other current assets	113	(94)	224	(70)
Restricted cash	—	—	—	617
Due from Vector	—	—	(995)	—
Accounts payable and accrued liabilities	(226)	(114)	(1,901)	652
Income taxes payable, net	(87)	85	(2,028)	493
Accrued interest on notes payable to stockholders	18	6	—	—
Net cash provided by operating activities	660	680	1,871	2,332

Cash flows for investing activities:
Payments from (to) trust account	58,309	(58,309)	—	—
Purchases of long-lived assets	(11)	—	(1,508)	(1,828)
Remediation costs paid relating to asset retirement obligation	—	—	—	(44)
Purchase of CTI common stock, net of cash purchased	(28,668)	—	—	—
Net cash provided by (used in) investing activities	29,630	(58,309)	(1,508)	(1,872)

Cash flows from financing activities:
Repayment of advances from and notes payable to related parties	(150)	(167)	—	—
Proceeds from private placement	—	1,500	—	—
Proceeds from initial public offering	—	58,500	—	—
Payment of expenses of offering	—	(1,659)	—	—
Net proceeds from line of credit	3,500	—	—	—
Payments of Predecessor notes payable	(40,346)	—	(3,495)	(10,803)
Proceeds from long-term notes payable	28,000	—	—	—
Proceeds from related party notes payable	1,000	—	—	—
Proceeds from issuance of common stock	4,750	—	—	—
Payments to reacquire and retire common stock	(23,569)	—	—	—
Payment of debt issue costs	—	—	—	(268)
Investment by GMS Acquisition Partners Holdings LLC	—	—	—	13,000
Net cash provided by (used in) financing activities	(26,815)	58,174	(3,495)	1,929

Effect of exchange rate changes on cash	(93)	—	26	314
Net increase (decrease) in cash and cash equivalents	3,382	545	(3,106)	2,703
Cash, beginning of year	570	25	5,743	3,040
Cash, end of year	$3,952	$570	$2,637	$5,743

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements

1.	BACKGROUND AND DESCRIPTION OF BUSINESS

Before December 19, 2008, we conducted business under the name Vector Intersect Security Acquisition Corporation (‘‘Vector’’). Vector was a blank check development stage company, as it had no principal operations. Its objective was to acquire through merger, capital stock exchange, asset acquisition or otherwise one or more businesses in the homeland security, national security and/or command and control industries.

On December 19, 2008, Vector acquired all of the outstanding ownership units of Cyalume Technologies, Inc (“CTI”) from GMS Acquisition Partners Holdings, LLC (“GMS”) (the “Acquisition”). GMS was the sole stockholder in CTI, which also had a wholly-owned subsidiary (Cyalume Technologies, S.A. or “CTSA”). The Acquisition is discussed in detail in Note 2. At the Acquisition date, Vector changed its name to Cyalume Technologies Holdings, Inc (“Cyalume”). In these financial statements and footnotes Cyalume’s operating results include the operations of the former Vector for 2007 and 2008 and CTI’s operations after the Acquisition date. CTI’s operations prior to the Acquisition date are presented as Predecessor.

CTI manufactures and sells chemiluminescent products and reflective and photoluminescent materials to military, commercial and public safety markets. CTSA is geographically located in France and represents us in certain international markets, primarily Europe and Asia.

The accompanying consolidated financial statements include the accounts of Cyalume, CTI and CTSA and are prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany balances and transactions have been eliminated in consolidation.

2.	ACQUISITION

Accounting for the Acquisition follows the requirements of Statement of Financial Accounting Standards No. 141, Business Combinations (‘‘SFAS No. 141’’), which requires that purchase accounting treatment of the Acquisition be reflected as a new basis of accounting, resulting in the adjustment of all assets and liabilities to their respective fair values as of the acquisition date. That adjustment to fair value has been determined using the guidance in SFAS No. 141, whereby the purchase price, including assumed liabilities, deferred financing and other transaction costs, has been allocated to the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess allocated to goodwill. The factors that contributed to a purchase price that resulted in the recognition of goodwill include (a) CTI’s strong core business position, (b) CTI’s long-term contracts with significant customers (c) the considerable upside of CTI’s ammunition business and (d) valuation analyses and metrics compiled independently by consultants.

The consideration for the Acquisition consisted of the following (all amounts in thousands):

	Consideration	Cash Acquired	Cash Paid, Net of Cash Acquired
Cyalume equity issued to acquire CTI equity	$52,460
Cash paid for CTI equity and closing costs	31,305	$2,637	$28,668
Assumption of debt	40,346
Liabilities incurred for closing costs	1,058
Total consideration	$125,169

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

The preliminary allocation of the fair value of the assets acquired and liabilities assumed in the Acquisition are as follows (all amounts in thousands):

	Cyalume Technologies, Inc. (“CTI”)	Cyalume Technologies, S.A. (“CTSA”)	Eliminations	Total
Cash	$2,567	$70	$—	$2,637
Accounts receivable, net	3,730	1,272	(450)	4,552
Inventories, net	9,246	2,053	—	11,299
Other current assets	126	91	—	217
Deferred income taxes	281	707	—	988
Property, plant and equipment	6,214	1,715	—	7,929
Developed technologies, including patents	10,810	—	—	10,810
Trade name / trademarks	7,390	—	—	7,390
Customer relationships	28,870	2,246	—	31,116
Non-compete agreements	293	—	—	293
Investment in CTSA	11,420	—	(11,420)	—
Debt issue costs, net	808	—	—	808
Goodwill	56,288	4,535	—	60,823
Total assets	138,043	12,689	(11,870)	138,862

Accounts payable	1,615	919	(450)	2,084
Accrued expenses	1,232	350	—	1,582
Deferred income taxes	9,852	—	—	9,852
Asset retirement obligation	175	—	—	175
Total liabilities	12,874	1,269	(450)	13,693
Net assets	$125,169	$11,420	$(11,420)	$125,169

The stock purchase agreement dated February 14, 2008, as amended, provided for a purchase price adjustment based on the net amount of our current assets and current liabilities as of December 19, 2008. We have provided for an additional 138,165 shares of our common stock that is due to the former owners of CTI in the total consideration of the Acquisition.

The above purchase price allocation has not been finalized because the valuation of the intangible assets acquired has not yet been finalized. Any differences between the amounts reported herein as of December 31, 2008 for developed technologies, trade name / trademarks, customer relationships and non-compete agreements and the finalized valuations thereof are not expected to be material.

Pro Forma Financial Summary (Unaudited)

The following unaudited pro forma financial summary is presented as if the Acquisition was completed as of January 1, 2007. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the Acquisition been consummated on that date, or of the future operations of the combined entities. The pro forma results include adjustments for depreciation, intangible asset amortization, inventory step-up amortization, interest expense, interest income and certain allowable restructuring costs. The pro-forma results do not exclude significant nonrecurring items such as the $1.1 million restructuring charge incurred by the Predecessor in 2008 (see Note 20) and the $2.8 million arbitration award received by the Predecessor in 2008 (see Note 17).

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2008	2007
Revenues (in thousands)	$40,757	$39,026
Net income (in thousands)	$4,882	$920
Net income per common share:
Basic	$0.51	$.10
Diluted	$0.41	$.08
Weighted average shares used to compute net income per common share:
Basic	9,550,362	9,550,362
Diluted	12,001,471	12,001,471

3.	SIGNIFICANT ACCOUNTING POLICIES

Foreign Operations

Accounts of CTSA are translated using the local currency as the functional currency. Translation gains and losses are recorded as a separate component of stockholders’ equity. Gains and losses resulting from transactions which are denominated in other than the functional currencies are classified as foreign currency gains and losses in the accompanying consolidated statements of income.

Comprehensive Income

Comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, accounts for changes in stockholders’ equity resulting from non-stockholder sources.  All transactions that would cause comprehensive income to differ from net income have been recorded and disclosed and relate to (i) the translation of the accounts of our foreign subsidiary and (ii) the effective portion of hedging activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Estimates are used when accounting for certain items such as reserves for inventory, accounts receivable and deferred tax assets; assessing the carrying value of intangible assets including goodwill; determining the useful lives of property, plant and equipment and intangible assets; and in determining asset retirement obligations.  Estimates are based on historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances.  Due to the inherent uncertainty involved with estimates, actual results may differ.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs.

Based on the three hierarchical levels of categorization defined by SFAS No. 157, we have one financial instrument (interest rate swaps) that requires disclosure under SFAS No. 157.  As a result, to the extent the adoption of SFAS No. 157 is required; it did not have a material impact on our consolidated financial statements.  In addition, we are evaluating the impact of SFAS No. 157 for measuring non-financial assets and liabilities on future results of operations and financial position.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not elected to measure any financial assets or liabilities at fair value, and therefore, our consolidated financial statements were not affected by adoption of SFAS No. 159.

See Note 22 for more information, including a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2008. We have other financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, whose carrying amounts approximate fair value.

Accounts Receivable

Accounts receivable are recorded at the aggregate unpaid amount less any allowance for doubtful accounts.  The allowance is based on historical bad debt experience and the specific identification of accounts deemed uncollectible. We determine an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances.  Accounts are written-off only when all methods of recovery have been exhausted. We control credit risk through initial credit evaluations and approvals, credit limits, and monitoring procedures. We perform ongoing credit evaluations of our customers, but do not require collateral to support accounts receivable.

Inventories

Inventories are stated at the lower of cost (on a first-in first-out (“FIFO”) method) or net realizable value.  We periodically review the realizability of our inventory. Provisions are established for potential obsolescence. Determining adequate reserves for inventory obsolescence requires management’s judgment. Conditions impacting the realizability of our inventory could cause actual asset write-offs to be materially different than the inventory reserve balances as of year-end.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed under the straight-line method over the estimated useful lives of four to seven years for equipment and 15 to 30 years for buildings and improvements.

Goodwill

We apply the provisions of SFAS No. 142, Goodwill and Other Intangible Assets to goodwill. Goodwill is deemed to have an indefinite life and accordingly, is not subject to annual amortization.  Goodwill is subject to annual impairment reviews, and, if conditions warrant, interim reviews based upon its estimated fair value.  Impairment charges, if any, are recorded in the period in which the impairment is determined.

Debt Issue Costs

As required by Accounting Principles Board Opinion No. 21, Interest on Receivables and Payables, costs paid to lenders to obtain original financing are presented as discounts on the related debt and are amortized to interest expense over the term of the related financing, using the effective interest method (unless the financing is a line of credit, in which case the straight-line method is used). Such costs paid to third parties are presented as assets and are amortized to interest expense in the same manner as costs paid to lenders.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

Intangible Assets

Intangible assets are amortized over their estimated useful lives.  Costs associated with renewing or extending the terms associated with the intangible assets are expensed as incurred.  The useful lives used for amortization of the intangible assets are as follows:

Patents and developed technologies	9 years
Purchased customer relationships	12 -13 years
Non-compete agreements	2 years

Trademarks and trade names have an indefinite life.  The Predecessor amortized these assets over useful lives ranging from 10 -18 years.

Long-Lived Assets

Following the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such reviews are based on a comparison of the asset’s undiscounted cash flows to the recorded carrying value for the asset. If the asset’s recorded carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, the asset is written-down to its estimated fair value. To estimate that fair value, we will use the most appropriate valuation technique for the circumstances and for which sufficient data is available.

Impairment charges, if any, are recorded in the period in which the impairment is determined. Identifiable assets will continue to be amortized over their useful lives and be reviewed for impairment in accordance with SFAS No. 144.

Derivatives

Derivatives are recorded at their fair value as of the balance sheet date. On the consolidated statement of cash flows, cash flows from derivative instruments accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged.

Common Stock Purchase Warrants

Pursuant to Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (“EITF 00-19”), common stock purchase warrants issued by us and currently outstanding are recorded at initial fair value and reported in stockholders’ equity as increases to additional paid-in capital. These warrants are reported as equity, rather than liabilities, since they meet EITF 00-19’s equity-classification requirements, such as (i) the warrants may not be net-cash settled, (ii) the warrant contract limits the number of shares to be delivered in a net-share settlement and (iii) we have sufficient unissued common shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to merit classification as equity.

Revenue Recognition

Revenue from the sale of products is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer. Costs and related expenses to manufacture the products are recorded as costs of goods sold when the related revenue is recognized.

We have several significant contracts providing for the sale of indefinite quantities of items at fixed per unit prices, subject to adjustment for certain economic factors. Revenue under these contracts is recognized when goods ordered under the contracts are received by the customer. Whenever costs change, we review the pricing under these contracts to determine whether they require the sale of products at a loss. To date, we have no loss contracts which would require the accrual of future losses in the current financial statements.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

Taxes Collected from Customers

Sales taxes collected from customers are not considered revenue and are included in accounts payable and accrued liabilities until remitted to the taxing authorities.

Shipping and Handling Costs

Outbound shipping and handling costs are included in selling expenses in the accompanying consolidated statements of income.  These costs were $5,000 and nil for the years ended December 31, 2008 and 2007, respectively.  The Predecessor’s shipping and handling costs for the period ended December 19, 2008 and the year ended December 31, 2007 were $514,000 and $647,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are primarily included in selling expenses in the accompanying consolidated statements of income. Advertising expense was $2,000 and nil for the year ended December 31, 2008 and 2007, respectively. The Predecessor’s advertising costs for the period ended December 19, 2008 and the year ended December 31, 2007 were $83,000 and $129,000, respectively.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are recognized when, based upon available evidence, realization of the assets is more likely than not.

We adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  There were no unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of adopting FIN 48. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Our 2005 through 2008 tax years remain subject to examination by the federal and New Jersey tax authorities.  CTI’s tax years 2005 through 2008 remain subject to examination by federal and various state tax jurisdictions. CTSA’s tax years 2006 and 2007 remain subject to examination as the French tax authorities have completed audits of CTSA’s 2004 and 2005 tax years.

We classify interest on tax deficiencies as interest expense and income tax penalties as other miscellaneous expenses.  For the years ended December 31, 2008 and 2007, interest expense and penalties relating to tax deficiencies were not significant.

Net Income Per Common Share

We account for and disclose net income per common share in accordance with SFAS No. 128, Earnings per Share. Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of warrants (using the treasury stock method).

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2008	2007
Basic:
Net income (in thousands)	$576	$797
Weighted average shares	9,550,362	6,912,329
Basic income per common share	$0.06	$0.11
Diluted:
Net income (in thousands)	$576	$797
Weighted average shares	9,550,362	6,912,329
Effect of dilutive warrants	2,451,109	1,617,878
Weighted average shares, as adjusted	12,001,471	8,530,207
Diluted income per common share	$0.05	$0.09

The following potentially dilutive common shares were excluded from the calculation of diluted net income per common share because their effect was antidilutive for each of the periods presented:

	Year Ended December 31,
	2008	2007
Warrants Issued for Acquisition-Related Costs (see Note 18)	100,000	—
Other Warrants Sold (see Note 18)	118,750	—
Options (see Note 18)	1,462,500	1,462,500

The dilutive effect of outstanding warrants as of December 31, 2008 was considered in computing diluted income per common share. After December 31, 2008, 3,273,494 warrants were exercised, resulting in 1,635,171 common shares being issued.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the 2008 presentation.

Segments

We operate in a single segment as defined under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. We anticipate that the adoption of SFAS No. 160 will not have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Due to our minimal hedging activities and investments in derivatives, we anticipate that the adoption of SFAS No. 161 will not have a significant impact on our consolidated financial statements.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other accounting principles generally accepted in the United States of America. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise; and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are currently evaluating this new FSP and anticipate that it will not have a significant impact on our consolidated financial statements.

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	Year Ended December 31,
	2008	2007	(Predecessor) 2007
Raw materials	$5,822	$—	$4,753
Work-in-process	3,484	—	2,316
Finished goods	2,141	—	1,674
	$11,447	$—	$8,743

Provision for potential obsolescence was $(2,000) and nil for the years ended December 31, 2008 and 2007, respectively. The Predecessor’s provision for potential obsolescence was $71,000 and $883,000 for the period ended December 19, 2008 and for the year ended December 31, 2007, respectively. Such provisions are reported as adjustments to our cost of goods sold in the accompanying consolidated statements of income.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (all amounts in thousands):

	Year Ended December 31,
	2008	2007	(Predecessor) 2007
Value added taxes receivable	$60	$—	$281
Prepaid expenses	127	94	131
Other	8	—	28
	$195	$94	$440

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (all amounts in thousands):

	Year Ended December 31,
	2008	2007	(Predecessor) 2007
Land	$1,042	$—	$1,382
Building and improvements	3,427	—	5,330
Machinery and equipment	3,430	—	4,309
	7,899	—	11,021
Less: Accumulated depreciation	17	—	1,047
	$7,882	$—	$9,974

7.	GOODWILL

Goodwill represents the excess of the cost of acquiring CTI over the net fair value assigned to assets acquired and liabilities assumed. No goodwill existed as of December 31, 2007. The Predecessor’s goodwill as of December 31, 2007 of $24.4 million was due to a previous business combination.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

Our goodwill was not impaired as of December 31, 2008 pursuant to SFAS No. 142, Goodwill and Other Intangible Assets due to the December 19, 2008 valuation of goodwill in connection with the Acquisition.

8.	OTHER INTANGIBLE ASSETS

Intangible assets as of December 31, 2008 consist of the following (all amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value
Developed technologies, including patents	$10,810	$40	$10,770
Trademarks and trade names	7,390	—	7,390
Purchased customer relationships	31,063	85	30,978
Non-compete agreements	293	5	288
	$49,556	$130	$49,426

Trademarks and trade names have indefinite lives and therefore, they are not amortized. The Predecessor amortized trademarks over estimated lives of 10-18 years. All other intangible assets have similar lives to those used by the Predecessor.

Trademarks can be renewed without substantial cost. On average, our trademarks renew in approximately 7 years.

Amortization of intangible assets was $131,000 and nil for the years ended December 31, 2008 and 2007, respectively. We do not consider any of our intangible assets to have residual value. We did not have any intangible assets as of December 31, 2007.

As required by SFAS No. 144, we reviewed events and circumstances for indications of possible impairment of the above intangible assets and determined that testing for possible impairment was not necessary at December 31, 2008 due to the December 19, 2008 valuation of the assets in connection with the Acquisition.

The Predecessor’s intangible assets as of December 31, 2007 consisted of the following (all amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value
Developed technologies, including patents	$8,009	$1,393	$6,616
Trademarks and trade names	4,255	453	3,802
Purchased customer relationships	23,670	2,829	20,841
Non-compete agreements	885	339	546
	$36,819	$5,014	$31,805

The Predecessor’s amortization of intangible assets was $2.5 million and $2.6 million for the period ended December 19, 2008 and for the year ended December 31, 2007, respectively.

The future amortization expense relating to intangible assets for the next five years and beyond is estimated at December 31, 2008 to be (all amounts in thousands):

Year Ending December 31,
2009	$3,922
2010	3,918
2011	3,776
2012	3,776
2013	3,776
Thereafter	22,868
$42,036

9.	OTHER NONCURRENT ASSETS

Other noncurrent assets of $188,000 primarily consist of unamortized costs paid to third parties to obtain our long-term debt and lines of credit (“capitalized debt issue costs”). Such costs were $185,000 and nil as of December 31, 2008 and 2007, respectively. As of December 31, 2007, the Predecessor’s unamortized capitalized debt issue costs were $385,000.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

Amortization of capitalized debt issue costs was $2,000 and nil for the years ended December 31, 2008 and 2007, respectively. The Predecessor’s amortization of capitalized debt issue costs was $97,000 and $99,000 for the period ended December 19, 2008 and for the year ended December 31, 2007, respectively.

The future amortization expense for each of the five succeeding years and beyond relating to capitalized debt issue costs is estimated at December 31, 2008 to be (all amounts in thousands):

Year Ending December 31,
2009	$53
2010	49
2011	42
2012	25
2013	16
$185

10.	LINES OF CREDIT

We have a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A (“TD Bank”).  Interest is payable monthly and is determined, at our discretion, based on (i) the Prime Rate, plus 3% (not to be less than 6% in total) or (ii) an adjusted LIBOR rate (subject to a 3% interest rate floor), plus a margin percentage that is based on financial performance.  The line of credit’s interest rate at December 31, 2008 was 6.25%. The line of credit expires on December 19, 2011. This line of credit is subject to (i) the same restrictive covenants imposed on and (ii) the same collateral and guarantees as the Term A Note and Term B Note described in Note 11. At December 31, 2008, there was a $3.5 million outstanding borrowing on this line of credit.

On May 1, 2007, we entered into a $500,000 revolving credit agreement with SCP Private Equity Management Company, LLC, (“SCP”), which owns stock in Cyalume and of which three of our Directors are members. Any amounts outstanding under the revolving credit agreement bear interest at a rate of 5.5% per year. Any funds outstanding under the revolving credit agreement were due and payable upon our consummation of a business combination. We have never borrowed funds under this revolving credit agreement which expired on the date of the Acquisition.

CTSA has lines of credit with a combined maximum borrowing capacity of €1.1 million ($1.5 million as of December 31, 2008), under which there were no outstanding borrowings at December 31, 2008 and 2007. The lines’ interest rates are variable, based on the Euro Overnight Index Average and the 3-month Euro Interbank Offered Rate. The lines are collateralized by substantially all business assets of CTSA. The lines have indefinite termination dates, but can be renegotiated periodically.

As of December 31, 2007, CTI had a line of credit with a maximum borrowing capacity of $2.0 million.  Interest was determined using the same methodology used to determine interest on the Predecessor’s Senior Tranche A Note (see Note 11). The line of credit was collateralized by substantially all assets of CTI. No borrowings were ever made on this line of credit and it was terminated due to and on the date of the Acquisition.

11.	NOTES PAYABLE

CTI has two notes payable to TD Bank; a $25.5 million Term A Note and a $2.5 million Term B Note, that were entered into in conjunction with the Acquisition.

The Term A Note is payable in monthly principal installments ranging from $319,000 to $468,000, plus monthly interest payments as described below, that commence on February 1, 2009, with a final principal payment of $2.8 million at maturity (December 19, 2013). Interest payments on the 60% of the Term A Note’s principal balance are hedged using a pay-fixed, receive-variable interest rate swap to reduce exposure to changes in cash payments caused by changes in interest rates on the Term A Note.  See Note 15 for details on the interest rate swap. Interest on 60% interest rate-swapped portion of the Term A Note is payable monthly and determined based on 1-month LIBOR, plus a margin percentage that is based on financial performance. At December 31, 2008, interest on that portion of the Term A Note was 5.08%, before considering the effect of the interest rate hedging relationship. Interest on the remaining 40% of the Term A Note is also payable monthly and is determined based on 1-month LIBOR (subject to a 3% interest rate floor) plus a margin percentage that is based on our financial performance. At December 31, 2008, that portion of the Term A Note was 7.5%. The Term A Note is collateralized by all of the assets of CTI (except CTI’s equity interests in CTSA, of which only 65% are collateral of the Term A Note) and is guaranteed by Cyalume. The Term A Notes require various restrictive financial and nonfinancial covenants, such as maximum leverage ratios and limitations on capital expenditures and dividends. Outstanding principal on the Term A Note is $25.5 million at December 31, 2008.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

The Term B Note is payable in monthly principal installments of $10,000, plus monthly interest payments as described below, that commence on February 1, 2009, with a final principal payment of $1.9 million at maturity (December 19, 2013). Interest payments on the Term B Note’s principal balance are hedged using a pay-fixed, receive-variable interest rate swap to reduce our exposure to changes in cash payments caused by changes in interest rates on the Term B Note.  See Note 15 for details on the interest rate swap. Interest is payable monthly and is determined based on 1-month LIBOR plus a margin percentage that is based on our financial performance. The Term B Note’s interest rate at December 31, 2008 was 5.08% before considering the effect of the interest rate hedging relationship discussed in Note 15. The Term B Note is collateralized by all of the assets of CTI (except CTI’s equity interests in CTSA, of which only 65% are collateral of the Term B Note) and is guaranteed by Cyalume. The Term B Notes require various restrictive financial and nonfinancial covenants, such as such as maximum leverage ratios and limitations on capital expenditures and dividends.  Outstanding principal on the Term B Note is $2.5 million at December 31, 2008.

The Term A Note, Term B Note and the TD Bank line of credit described in Note 10 are senior in payment priority to all of our other notes payable described here and in Note 10.

We have a $1.8 million note payable to our underwriter that was entered into in conjunction with the Acquisition. The note bears an interest rate of 8%, which is paid-in-kind (added to the unpaid principal balance of the note) quarterly. The note is unsecured and all principal and accrued interest is payable at maturity (June 30, 2014).  Outstanding principal on this note is $1.8 million at December 31, 2008.  See Note 12 for further discussion of this note.

As of December 31, 2008, future minimum payments due for long-term debt for each of the five succeeding years and beyond are as follows (all amounts in thousands):

Year Ending December 31,
2009	$3,621
2010	4,184
2011	4,673
2012	5,182
2013	10,340
Thereafter	1,818
29,818
Less: unamortized debt discount	(616)
$29,202

Amortization of the debt discount was $4,000 and nil for the years ended December 31, 2008 and 2007, respectively. The Predecessor’s amortization of debt discount was $225,000 and $237,000 for the period ended December 19, 2008 and for the year ended December 31, 2007, respectively.

CTSA had a mortgage loan with a bank, which was due in monthly installments of €7,000 ($10,000), including interest. The loan bore interest at a fixed rate of 5.95% per year. The mortgage loan was collateralized by the real property of CTSA.  The loan was repaid in full during 2008.

In 2006, we issued two notes with an aggregate principal amount of $144,000 to SCP.  The notes bore interest at a rate of 5.5% per annum, with principal and accrued interest due no later than April 24, 2008 (the first anniversary of the initial public offering). We repaid these notes in full during 2007.

Before the Acquisition, CTI had notes payable to various lenders with a total original principal amount of $53.0 million. These notes payable consisted of $27.5 million Senior Tranche A Notes, $12.5 million Senior Tranche B Notes and $13.0 million Subordinated Notes.  The Senior Tranche A Notes were senior in payment priority to the Senior Tranche B Notes, which were all senior in payment priority to the Subordinate Notes. All of these notes were paid in full in conjunction with the Acquisition.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

The Senior Tranche A Notes were payable in quarterly principal installments of $700,000, which commenced on April 23, 2006 and were scheduled to end on October 23, 2010 (except for (a) April 23, 2007, on which a $10.0 million principal payment was required and (b) July 23 and October 23, 2007 and January 23, 2008, on which no principal payments were required) with one final payment of $7.0 million due on January 23, 2011. Outstanding principal was $14.7 million at December 31, 2007. Interest was also payable quarterly and was determined based on the unpaid principal balance at a margin percentage that was based on financial performance, plus either (a) the greater of (i) the Prime Rate or (ii) the Federal Funds Effective Rate, plus 0.5% or (b) the average British Bankers Association Interest Settlement Rate (adjusted for certain Federal Reserve System reserves) until the note was repaid in full.  The interest rate charged as of December 31, 2007 was 8.80%. The Senior Tranche A Notes were collateralized by substantially all assets of CTI and required various restrictive financial and nonfinancial covenants, such as minimum EBITDA thresholds, maximum leverage ratios and a restriction on dividends. In January 2008, CTI reached an arbitration settlement with the Sellers (see Note 17) pursuant to which CTI received $3.0 million in cash. A provision of the debt agreements required CTI to make an additional one-time principal payment equal to the amount of any settlement received, less direct third-party costs incurred in pursuit of the settlement. Accordingly, in May 2008 a principal payment of $950,000 was made on the Senior Tranche A Notes in addition to the principal payments described above.

The Senior Tranche B Notes were originally payable in one principal installment of $12.5 million on July 23, 2011. Interest was payable quarterly and was determined based on the unpaid principal balance at a margin percentage that was based on CTI’s financial performance plus either (a) the greater of (i) the Prime Rate or (ii) the Federal Funds Effective Rate, plus 0.5% or (b) the average British Bankers Association Interest Settlement Rate (adjusted for certain Federal Reserve System reserves) until the notes were repaid in full. The interest rate charged as of December 31, 2007 was 13.9%. The Senior Tranche B Notes were collateralized by substantially all assets of CTI and required various restrictive financial and nonfinancial covenants, such as minimum EBITDA thresholds, maximum leverage ratios and a restriction on dividends.

The Subordinated Notes bore interest at 15.5% (11% of which was payable quarterly in cash, while the remaining 4.5% was paid-in-kind (added to the unpaid principal balance of the Subordinated Notes) and was determined based on the unpaid principal balance. The Subordinated Notes were originally payable in one principal installment of $13.0 million plus all paid-in-kind interest on January 23, 2012.  Outstanding principal, including paid-in-kind interest, was $14.1 million at December 31, 2007. The Subordinated Notes were collateralized by substantially all assets of CTI.

12.	DEFERRED UNDERWRITING COSTS

On April 25, 2007, we completed a private placement (the ‘‘Private Placement’’) and received gross proceeds of $1.5 million. On May 1, 2007, we consummated our initial public offering and received gross proceeds of $58.5 million. Of the combined gross proceeds of $60.0 million, $2.3 million would be paid for deferred underwriting compensation fees to Rodman & Renshaw, LLC (“Rodman”) if, and only if, we acquired a target business and 100% of the shares voted approved the acquisition. On December 19, 2008, we acquired CTI with less than 100% of shares  voting to approve the Acquisition (as discussed in Note 2) and therefore $2.1 million of these fees became payable to Rodman. Before December 19, 2008, however, as full payment of these costs, Rodman accepted a cash payment of $250,000, $1.1 million in deferred underwriting fees and 93,750 shares of our common stock.  On December 30, 2008, Rodman exchanged the deferred underwriting fee obligation and the 93,750 shares in exchange for the $1.8 million note payable described in Note 11.

13.	ACCRUED EXPENSES

Accrued expenses consist of the following (all amounts in thousands):

	Year Ended December 31,
	2008	2007	(Predecessor) 2007
Payroll	$1,649	$—	$1,260
Interest	107	—	918
Professional fees	357	—	598
Other	437	88	816
	$2,550	$88	$3,592

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

14.	NOTES PAYABLE AND ADVANCE DUE TO RELATED PARTIES

There are seven unsecured notes payable to six stockholders at December 31, 2008.

Four of these notes were entered into December 19, 2008, and are payable to Messrs. Yaron Eitan, Winston Churchill, Thomas Rebar and Wayne Weisman (partners of SCP) in principal amounts of $150,000, $650,000, $100,000 and $100,000, respectively.  Each note bears interest at 6%, which is calculated quarterly and paid in-kind (added to the unpaid principal balance). These notes are payable in one combined installment of $1.0 million, plus all paid-in-kind interest on June 19, 2014. At December 31, 2008, outstanding principal on these notes totaled $1.0 million.

The remaining three notes are payable to two stockholders (Messrs. Isaac Applbaum and Marc Abramowitz) in original principal amounts totaling $118,000 and $87,000, respectively. Each note bears interest at 4% and is calculated on an annual basis.  These three notes were due to be paid in 2006, but under mutually satisfactory arrangement, remain unpaid.  At December 31, 2008 the total outstanding balance on these notes is $55,000.

In 2006, a stockholder advanced us a total of $32,000 to pay operating expenses. We repaid $23,000 to the stockholder in 2007. The amount outstanding at December 31, 2008 of $9,000 is non-interest bearing and due on demand.

15.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Simultaneous with the Acquisition and the incurrence of the Term A Note and Term B Note discussed in Note 11, we entered into two pay-fixed, receive-variable, interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on the Term A Note and the Term B Note. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in consolidated other comprehensive income. See Note 18 for a description of changes in accumulated other comprehensive income due to derivatives and hedging activities. Such changes were due to unrealized losses on the interest rate swaps. These unrealized losses must be reclassified in whole or in part into earnings if, and when, a comparison of the swap(s) and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. We expect these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship and therefore we do not expect to reclassify any portion of these unrealized losses from consolidated other comprehensive income to earnings in the future.

The fair value of these interest rate swaps at December 31, 2008 is $(163,000) and is presented as a liability on our consolidated balance sheet. The fair values of the swaps were determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual life using an estimated risk-free rate for each swap settlement date.

We did not hold any derivative instruments before the Acquisition and have not engaged in any other hedging activities.

16.	ASSET RETIREMENT OBLIGATION

As part of the Acquisition, we assumed CTI’s asset retirement obligation associated with remediation of certain known occurrences of asbestos at the manufacturing facility in West Springfield, Massachusetts.

The significant assumptions used to estimate the obligation are:

Annual inflation rate	5.01%
Credit-adjusted risk-free rate	5.37%
Range of estimated remediation completion dates	September 30, 2007 to September 30, 2015
Initial estimated remediation costs (undiscounted and not adjusted for inflation)	$200,000

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the beginning and ending aggregate carrying amounts of asset retirement obligation for the years ended December 31, 2008 and 2007 (all amounts in thousands):

	Year Ended December 31,			(Predecessor) For the Period January 1, 2008
	2008	2007	(Predecessor) 2007	to December 19, 2008
Balance, beginning	$—	$—	$200	$166
Liability assumed at Acquisition	175	—	—	—
Additional liabilities incurred	—	—	—	—
Liabilities settled	—	—	(44)	—
Accretion expense	1	—	10	9
Revisions in estimated cash flows	—	—	—	—
Balance, ending	$176	$—	$166	$175

Accretion expense on the asset retirement obligation is included in general and administrative expenses in the accompanying consolidated statements of income.

As of December 31, 2008, future settlement payments for each of the five succeeding years and beyond are estimated to be as follows (all amounts in thousands):

Year Ending December 31,
2009	$48
2010	—
2011	52
2012	—
2013	58
Thereafter	64
Total estimated undiscounted payments (adjusted for estimated inflation)	$222

The $48,000 expected to be paid in 2009 per the above table is reported as accrued expenses in our consolidated balance sheet as of December 31, 2008.

The difference between the $176,000 liability as of December 31, 2008 and the estimated undiscounted future payments of $222,000 is the time value of money at the credit-adjusted risk-free rate of 5.37%.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

17.	COMMITMENTS AND CONTINGENCIES

Operating Leases with Third Parties

We lease certain equipment, automobiles and other assets under cancelable and non-cancelable operating leases.  Expenses associated with these leases total $3,000 in 2008. There was no expense in 2007. The Predecessor’s lease expense for such equipment, automobiles and other assets for the period ended December 19, 2008 and the year ended December 31, 2007 was $52,000 and $14,000, respectively. Future minimum lease payments under non-cancelable lease obligations at December 31, 2008 are as follows (all amounts in thousands):

Year Ending December 31,
2009	$36
2010	22
2011	11
2012	9
2013	7
Thereafter	—
$85

Operating Leases with Related Parties

We previously occupied office space provided by SCP, which had agreed that, until we acquired a target business, it would make such office space, as well as certain accounting, office and secretarial services, available to us. We agreed to pay SCP $8,000 per month for such services commencing April 25, 2007. Payments made under this agreement were $90,000 for the years ended December 31, 2008 and 2007. Use of this office space and these services ceased in 2008, after the Acquisition of CTI.

Legal

We do not expect that the various legal proceedings we are involved in, including those discussed in the following paragraph, will have a material adverse effect on our future financial position, operating results, or cash flows.

As discussed in Note 2, we acquired CTI on December 19, 2008. As part of the Acquisition we acquired CTI’s exposure to litigation that existed at the acquisition date. On January 23, 2006, GMS acquired all of the outstanding capital stock of Omniglow Corporation (the “Transaction”) and changed the name of the company to Cyalume Technologies, Inc. (CTI). Prior to, or substantially simultaneously with, the Transaction, CTI sold certain assets and liabilities related to Omniglow Corporation’s novelty and retail business to certain former Omniglow Corporation stockholders and management (“the Omniglow Buyers”).  This was done because CTI sought to retain only the Omniglow Corporation assets and current liabilities associated with its government, military and safety business. During 2006, CTI and the Omniglow Buyers commenced litigation and arbitration proceedings against one another. Claims include breaches of a lease and breaches of various other agreements between CTI and the Omniglow Buyers.  The Omniglow Buyers seek compensatory damages of $1.4 million, to be trebled, and recovery of costs and legal fees. We have filed for damages of $368,000 against the Omniglow Buyers.  We continue to rigorously defend our position on these matters, as we believe the Omniglow Buyers’ claims to be without merit.

During 2006, CTI and the former stockholders of Omniglow (“Sellers”) commenced arbitration proceedings against one another that are separate and distinct from those discussed in the previous paragraph. These arbitration proceedings included claims with respect to certain representations, warranties, contracts, covenants and other agreements in connection with the transaction and a number of other unrelated items.  In January 2008, CTI reached settlement with the Sellers on all matters, which resulted in CTI receiving $3.0 million in cash. The terms of the settlement, which was reached to minimize the parties' risk, time and cost of further litigation, gave no explicit consideration as to whether the disputes being resolved arose in the purchase process or pursuant to subsequent events. As a result, CTI followed the guidance in SFAS No. 141, Business Combinations and SFAS No. 16, Prior Period Adjustments and reflected the settlement as a gain in 2008, rather than an adjustment to the purchase price. The net gain of $2.8 million is included in other income on the accompanying consolidated financial statements of the Predecessor for the period ended December 19, 2008.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

Other Commitments

On April 25, 2007, we had engaged the representative of the underwriters of our initial public offering, on a non-exclusive basis for five years, as an agent for the solicitation of an acquisition target. We agreed to pay the representative of the underwriters a cash transaction fee equal to 3% of the aggregate consideration paid in such an acquisition with a target business the representative of the underwriters introduced to us, if the acquisition was consummated within twenty-four months of the introduction.

On April 25, 2007, we engaged the representative of the underwriters of our initial public offering, on a non-exclusive basis for five years, as our agent for the solicitation of the exercise of our common stock purchase warrants (see Note 18 for a description of those warrants). To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, we agreed to pay the representative of the underwriter for bona fide services rendered a commission equal to 3% of the exercise price for each common stock purchase warrant exercised more than one year after April 25, 2007 (the effective date of our initial public offering) if the exercise was solicited by the representative. In addition to soliciting, either orally or in writing, the exercise of the common stock purchase warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about our Company or the market for our securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

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

There is no compensation due under this agreement.

On June 19, 2007, we entered into a consulting agreement with Derek Dunaway prior to Mr. Dunaway becoming our CEO. Mr. Dunaway’s duties were to assist our officers with our reporting obligations and in our search for a target business to acquire. Pursuant to the consulting agreement, Mr. Dunaway received $10,000 per month (including retroactive compensation to May 2, 2007) and the agreement could have been terminated by either party on 15 days prior written notice to the other party. Under the agreement, if we consummated a business combination, we were required to (i) pay Mr. Dunaway $10,000 for each month he performed as a consultant for us and (ii) issue Mr. Dunaway warrants to purchase 100,000 shares of our common stock, exercisable at $5.00 per share.  In February 2008 Mr. Dunaway became CEO of CTI and ceased being a consultant for us. Therefore, we discontinued the $10,000 monthly consulting payments to him.

Mr. Dunaway is still owed the $10,000 per month fee due upon successful completion of a business combination. On December 19, 2008, we consummated such a business combination when we acquired CTI (as discussed in Note 2). This obligation has been included in G&A expense for 2008 and is an accrued expense at December 31, 2008. Mr. Dunaway has declined the warrants and therefore none were issued to him and no expense has been accrued for them.

18.	STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors. No preferred stock was issued or outstanding as of December 31, 2008 or 2007.

Common Stock

We are authorized to issue 50,000,000 shares of common stock. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

At December 31, 2007, 1,462,499 (or 19.99%) of the 7,312,500 common stock shares issued in our initial public offering were subject to possible redemption. Holders of common stock that voted against our acquisition of CTI had the right to demand redemption of their common stock for a pro rata portion of the cash and cash equivalents held in trust. That pro rata share at December 31, 2007 was estimated to be $7.62 per common share or $11.1 million. After the December 19, 2008 approval of the Acquisition of CTI, holders of common stock who voted against the Acquisition were owed $8.03 per common share, or $7.9 million, of which $6.8 million was paid in 2008 and $1.1 million was still payable as of December 31, 2008.

Common Stock Purchase Warrants

As of December 31, 2008, we had 7,468,750 common stock purchase warrants (“warrants”) outstanding, of which 7,062,500 were sold in a public offering, 187,500 were sold in a private placement, 100,000 were issued as payment of Acquisition-related costs and 118,750 were sold to a third party.

Public Offering Warrants

On May 1, 2007 we sold 7,312,500 units in our initial public offering for $58.5 million, or $8.00 per unit.  Each unit consisted of one share of our common stock and one common stock purchase warrant.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share. These warrants may be exercised now that, among other things, we have completed the acquisition of a business (which occurred on December 19, 2008). These warrants expire April 25, 2012 unless earlier redeemed. These warrants are redeemable by us at a price of $0.01 per warrant upon 30 days notice, only in the event that the last sales price of the common stock is at least $11.50 per share for any 20 trading days within a 30- trading-day period ending on the third business day prior to date on which notice of redemption is given. 225,000 of these warrants were exercised in December 2008. See Note 25 for information on exercises in 2009.

Holders of warrants (a) sold in a public offering and (b) included as part of the units underlying the option sold (see below) will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of common stock underlying the warrants is then effective and a current prospectus is then available or such shares are exempt from registration and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Such a registration became effective on February 9, 2009.

Private Placement Warrants

On April 25, 2007 we sold 187,500 units in a private placement to two current Directors, Yaron Eitan, Chief Executive Officer at that time, and Winston Churchill, Chairman of the Board at that time, for $1.5 million.  Each unit consisted of one share of common stock and one common stock purchase warrant.  Each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00 per share. These warrants may be exercised now that we have completed an acquisition of a business (which occurred on December 19, 2008). These warrants expire April 25, 2012 unless earlier redeemed. These warrants are redeemable by us at a price of $0.01 per warrant upon 30 days notice after the warrant becomes exercisable, only in the event that the last sales price of the common stock is at least $11.50 per share for any 20 trading days within a 30- trading-day period ending on the third business day prior to date on which notice of redemption is given. These warrants were exercised in February 2009.

Warrants Issued for Acquisition-Related Costs

On December 10, 2008, we issued 100,000 common stock purchase warrants as payment for Acquisition-related costs. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $8.00 per share. These warrants expire three years from the date of the Acquisition (December 19, 2011) unless earlier redeemed. We estimated, based upon a Black-Scholes model, that the fair value of the purchase option, on the date of sale is $0.33 per share (or $33,000 in the aggregate), using an expected life of 3 years, volatility of 27.14%, and a risk-free rate of 1.21%. However, because our common stock did not have a trading history that was representative of an operating company as of December 10, 2008, the volatility assumption was derived using historical data of another public company operating in our industry. We believe the volatility estimate calculated from that company is a reasonable benchmark to use in estimating the expected volatility of our common stock; however, that estimated volatility may not necessarily be representative of the volatility of the underlying securities in the future.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

Warrants Sold to a Third Party

On October 15, 2008, we sold 118,750 common stock purchase warrants and 593,750 shares of common stock for a combined price of $4.8 million. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $8.00 per share. These warrants expire three years from the date of the Acquisition (December 19, 2011) unless earlier redeemed.

Options

In connection with our initial public offering on April 25, 2007, we sold to the representative of the underwriter an option to purchase up to a total of 731,250 units for $100.  Each unit consists of one share of common stock and one common stock purchase warrant.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.50 per share, which may be exercised on a cashless basis. This option is exercisable at $8.80 per unit upon the completion of an acquisition of a business (which occurred on December 19, 2008). This option expires five years from the date of our initial public offering (April 25, 2012).

We accounted for this purchase option as a cost of raising capital and have included the instrument as equity in the financial statements. Accordingly, there was no net impact on our financial position or results of operations, except for the recording of the proceeds from the sale. We estimated, based upon a Black-Scholes model, that the fair value of the purchase option, on the date of sale is $3.40 per unit (or $2.5 million in the aggregate), using an expected life of 5 years, volatility of 44%, and a risk-free rate of 5%. However, because these units did not have a trading history, the volatility assumption was based on information then available to management. The volatility estimate was derived using historical data of public companies in the proposed industry. We believe the volatility estimate calculated from these companies is a reasonable benchmark to use in estimating the expected volatility of our units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities.

Accumulated Other Comprehensive Income (Loss)

The ending accumulated balances for each item in accumulated other comprehensive income and loss are as follows (all amounts in thousands):

	Year Ended December 31,
	2008	2007	(Predecessor) 2007
Foreign currency translation adjustments	$(179)	$—	$1,248
Unrealized gain (loss) on cash flow hedges, net of taxes	(102)	—	—
	$(281)	$—	$1,248

Changes in accumulated other comprehensive income due to derivatives and hedging activities are as follows (all amounts in thousands):

Balance December 31, 2007	$—
Unrealized losses on interest rate swaps	(102)
Unrealized losses (gains) reclassified to current period earnings	—
Balance, December 31, 2008	$(102)

Changes in accumulated other comprehensive income due to currency translation adjustments (all amounts in thousands):

Balance December 31, 2007	$—
Adjustments due to translation of CTSA financial statements from Euros into U.S. Dollars	(179)
Reclassifications to current period earnings	—
Balance, December 31, 2008	$(179)

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

19.	INCOME TAXES

Income taxes consisted of the following (all amounts in thousands):

	Year Ended December 31,		Predecessor
	2008	2007	For the Period January 1, 2008 to December 19, 2008	For Year Ended December 31, 2007
Current:
Federal	$—	$87	$—	$—
State	5	—	—	—
Foreign	(13)	—	846	1,943
Deferred:
Federal	(575)	—	980	(1,343)
State	(17)	—	390	(330)
Foreign	—	—	—	—
Provision for (benefit from) income taxes	$(600)	$87	$2,216	$270

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The principal sources of these differences include the carrying value of inventories, fixed asset depreciation, debt issue costs and certain accruals and reserves for financial statement purposes which are not deductible for tax purposes.

Deferred income tax assets and liabilities consist of the following (all amounts in thousands):

	December 31, 2008		December 31, 2007		(Predecessor) December 31, 2007
	Current	Non-current	Current	Non-current	Current	Non-current
Deferred tax assets:
Federal	$477	$6,730	$—	$—	$465	$6,734
State	112	1,056	—	—	109	1,586
Foreign	—	—	—	—	—	—
Less: valuation allowance	—	(1,068)	—	—	—	—
	589	6,718	—	—	574	8,320
Deferred tax liabilities:
Federal	(220)	(12,931)	—	—	(16)	(10,753)
State	(52)	(3,024)	—	—	(5)	(2,516)
Foreign	—	—	—	—	—	—
	(272)	(15,955)	—	—	(21)	(13,269)
Deferred tax assets (liabilities)	$317	$(9,237)	$—	$—	$553	$(4,949)

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

Principal components of our net liability representing deferred income tax balances are as follows (all amounts in thousands):

	Year Ended December 31,
	2008	2007	(Predecessor) 2007
Intangible assets	$(15,856)	$—	$(12,293)
Property, plant and equipment	(221)	—	(976)
U.S. loss carryforwards and tax credits	4,070	—	7,079
Subsidiary dividend income	2,107	—	646
Provisions for expenses	758	—	988
Suspended capital loss on sale of subsidiary	161	—	160
Interest rate swaps	61	—	—
	$(8,920)	$—	$(4,396)

Income taxes computed using the federal statutory income tax rate differ from our effective tax rate primarily due to the following (all amounts in thousands):

	Year Ended December 31,		Predecessor
	2008	2007	For the Period January 1, 2008 to December 19, 2008	For Year Ended December 31, 2007
Provision for federal income taxes expected at 34% statutory rate	$(8)	$301	$1,911	$100
Increase (reduction) resulting from:
Tax on global activities	(15)	—	(38)	376
State income taxes, less federal income tax benefit	(14)	87	257	(218)
Exempt interest income	(358)	(301)	—	—
Change in valuation account	(205)	—	—	—
Other	—	—	86	12
Provision for (benefit from) income taxes	$(600)	$87	$2,216	$270

The majority of the deferred tax assets relate to domestic net operating loss carryforwards that expire in 2025 through 2028. The realization of these assets is based on estimates of future taxable income.

Deferred income taxes on undistributed earnings of CTSA have not been recognized, since such earnings are considered to be reinvested indefinitely.  If the earnings, which were $4.1 million through December 31, 2008, were distributed in the form of dividends, they would be subject, in certain cases, to both United States income taxes and foreign withholding taxes. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of the subsidiary when we plan to remit those earnings.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

20.	RESTRUCTURING COSTS

During the period ended December 19, 2008, the Predecessor underwent a corporate restructuring pursuant to which the CEO and two Vice-Presidents left the Company, resulting in a restructuring charge of $1.1 million.  The following table summarizes restructuring cost activity from December 31, 2007 through December 31, 2008 (all amounts in thousands):

Balance on December 31, 2007 (Predecessor)	$—
Restructuring charges	1,087
Cash payments	(830)
Balance on December 19, 2008 assumed at the Acquisition	257
Cash payments	(28)
Balance on December 31, 2008	$229

The $229,000 of accrued and unpaid restructuring costs as of December 31, 2008 is included in accrued liabilities on the accompanying consolidated balance sheet. The $1.1 million of restructuring charges is included in the Predecessor’s consolidated statement of income as an other loss for the period ended December 19, 2008.

21.	EMPLOYEE BENEFIT PLANS

The CTI Employee Savings and Retirement Plan (the “Plan”), is intended to be qualified under Section 401(k) of the Internal Revenue Code.  Employees of CTI who have reached the age of 18 are eligible for participation on the first entry date after three months of service. Entry dates are the first day of January, April, July and October. At December 31, 2007, employees of CTI who had reached the age of 21 were eligible for participation after completing six months of service. Employees may defer receiving compensation up to the maximum permitted under the Internal Revenue Code. Matching contributions to the Plan equal  (i) 3% of employee compensation plus (ii) 50% of between 3% and 5% of employee compensation. For the year ended December 31, 2008, employer matching contributions were $7,000.  For the period ended December 19, 2008 and the year ended December 31, 2007, the Predecessor’s employer matching contributions were $184,000 and $145,000, respectively.

22.	FAIR VALUE

SFAS 157 (see Note 3) requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which such assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices in active markets for similar assets or liabilities and inputs that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability, such as discounted cash flow models or valuations.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of December 31, 2008, the only liabilities required to be measured at fair value on a recurring basis were the interest rate swaps described in Note 15, both of which are measured at fair value using level 3 inputs and presented as derivatives on the December 31, 2008 consolidated balance sheet. The following table reflects their activity for the year ended December 31, 2008 (all amounts in thousands):

Interest Rate Swaps
Balance as of December 31, 2007	$—
Transfers into level 3 from level 1 or level 2	—
Transfers out of level 3 into level 1 or level 2	—
Total gains or (losses), realized or unrealized:
Included in earnings	—
Included in comprehensive income	163
Purchases, issuances and settlements, net	—
Balance as of December 31, 2008	$163

As discussed in the Recent Accounting Pronouncements section of Note 3, SFAS 157 is does not apply to the nonrecurring fair value measurements of our nonfinancial assets and liabilities, such as for intangible assets and goodwill, until January 1, 2009.

23.	CONCENTRATIONS

Our business depends significantly on two key customers: the United States Department of Defense (“US DOD”) and the N.A.T.O. Maintenance and Supply Agency (“NAMSA”), which accounted for 34% of net revenues for the year ended December 31, 2008. These two key customers accounted for 68% and 69% of the Predecessor’s net revenues in the period ended December 19, 2008 and the year ended December 31, 2007, respectively.

Three customers, including the US DOD, account for 68% of net revenues for the year ended December 31, 2008 and a different set of three customers, including the US DOD, account for 55% of gross accounts receivable as of December 31, 2008 due to the limited period for sales between the December 19, 2008 Acquisition of CTI and December 31, 2008.  The US DOD accounted for 30% of the Predecessor’s gross accounts receivable as of December 31, 2007. We did not have any revenues during the year ended December 31, 2007 or accounts receivable at December 31, 2007.

We sell to customers located in the United States of America and in international markets, including NAMSA.  Revenues to customers outside the United States represent 10% of net revenues for the year ended December 31, 2008.  Revenues from the Predecessor’s customers outside the United States represented 29% of net revenues for the period ended December 19, 2008 and 38% of net revenues for the year ended December 31, 2007.

We maintain cash in several different financial institutions in amounts that typically exceed U.S. federally insured limits and in financial institutions in international jurisdictions where insurance is not provided. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

24.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Year Ended December 31,		Predecessor
	2008	2007	For the Period January 1, 2008 to December 19, 2008	For Year Ended December 31, 2007
Interest	$624	$9	$4,186	$5,418
Income taxes	$31	$—	$2,874	$1,456

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Year Ended December 31,		Predecessor
	2008	2007	For the Period January 1, 2008 to December 19, 2008	For Year Ended December 31, 2007
Accrual of deferred underwriting costs	$—	$2,340	$—	$—
Change in estimate of deferred underwriting costs	272	—	—	—
Payment of deferred underwriting costs via issuance of note payable	1,818	—	—	—
Fair value of warrants issued in conjunction with the Acquisition	33	—	—	—
Fair value of common stock issued in conjunction with the Acquisition	52,460	—	—	—
Unpaid capitalized debt issuance costs	154	—	—	—
Adjustment of property, plant and equipment to fair value due to the Acquisition	(2,373)	—	—	—
Adjustment of inventory to fair value due to the Acquisition	738	—	—	—
Adjustment of intangible assets to fair value due to the Acquisition	20,192	—	—	—

25.	SUBSEQUENT EVENTS

During the first quarter of 2009 we paid $1.1 million to repurchase 139,850 shares of common stock from stockholders who voted against the Acquisition of CTI.

On February 9, 2009, we registered the issuance of shares of our common stock upon exercise of warrants issued in our May 2007 initial public offering. Between February 10, 2009 and February 17, 2009, 3,267,994 of those warrants were exercised on a cashless basis into 1,629,671 common shares.

On March 3, 2009, our Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “Plan”). The purpose of the Plan is to benefit our stockholders by assisting us to attract, retain and provide incentives to key management employees and non-employee directors of, and non-employee consultants to, Cyalume Technologies Holdings, Inc. and its subsidiaries, and to align the interests of such employees, non-employee directors and non-employee consultants with those of our stockholders. Accordingly, the Plan provides for the granting of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided herein., Two million shares have been reserved under the Plan. On March 3, 2009, the Board of Directors authorized the following (i) 30,000 restricted shares of common stock to non-employee consultants; (ii) 114,000 restricted shares of common stock and 200,000 restricted options to officers and other management; and, (iii) a total of 33,000 options to directors.  Subsequent to approval by shareholders at the 2009 Annual Meeting of Shareholders, we expect to file Form S-8 with the SEC to register the shares under the Plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
 ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Cyalume Technologies Holdings, Inc.

We have audited the consolidated financial statements of Cyalume Technologies Holdings, Inc. (the “Company”) as of December 31, 2008, and for year then ended, and have issued our report thereon dated March 25, 2009. Such consolidated financial statements and report thereon are included in the Company’s Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 2008.  Our audit also included the financial statement schedule for the year ended December 31, 2008 of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audit.  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as of December 31, 2008, and for the year then ended, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CCR LLP
March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
  Stockholder of Cyalume Technologies, Inc. and Subsidiary

We have audited the consolidated financial statements of Cyalume Technologies, Inc. and Subsidiary (the “Company”) as of December 31, 2007, and for the period from January 1, 2008 to December 19, 2008 and the year ended December 31, 2007, and have issued our report thereon dated March 25, 2009. Such consolidated financial statements and report thereon are included in the Cyalume Technologies Holdings, Inc. Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.  Our audits also included the financial statement schedule for the period from January 1, 2008 to December 19, 2008 and the year ended December 31, 2007 of the Company, listed in Item 15.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as of December 19, 2008 and December 31, 2007, and for the period from January 1, 2008 to December 19, 2008 and the year ended December 31, 2007, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CCR LLP
March 27, 2009

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Consolidated Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts (Describe)		Deductions (Describe)		Balance at End of Period
Year ended December 31, 2008
Allowance for Doubtful Accounts	$—	$62	$458	(1)	$(68	)(2)	$452
Deferred Tax Asset Valuation Allowance	—	—	1,068	(1)	—		1,068
Year ended December 31, 2007
Allowance for Doubtful Accounts	—	—	—		—		—
Deferred Tax Asset Valuation Allowance	—	—	—		—		—

(1) Acquired as part of the acquisition of Cyalume Technologies, Inc.
(2) Write-offs and currency translation.

For the Predecessor:
		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts (Describe)		Deductions (Describe)		Balance at End of Period
Period ended December 19, 2008
Allowance for Doubtful Accounts	$596	$(26)	$—		$(112	)(1)	$458
Deferred Tax Asset Valuation Allowance	—	1,068	—		—		1,068
Year ended December 31, 2007
Allowance for Doubtful Accounts	646	(76)	26	(2)	—		596
Deferred Tax Asset Valuation Allowance	—	—	—		—		—

(1) Write-offs and currency translation.
(2) Currency translation.