Form 10-K/A
period 2008-12-31
Cyalume Technologies Holdings, Inc.
filed 2009-04-17
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K / A
(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from – to -

Cyalume Technologies Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-52247	20-3200738
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

As of April 13, 2009, there were outstanding 15,302,774 shares of the registrant’s Common Stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s proxy statement for the 2009 Annual Meeting of Shareholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Items 10 through 13 of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K (the “Initial Filing”) of Cyalume Technologies Holdings, Inc. (“Cyalume”) for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on  March 30, 2009, is being filed solely for the limited purpose of making technical corrections to the dates included in the opinions of our independent registered accounting firm, CCR LLP, to include the CCR LLP office location in the opinions found on pages F-2, F-3, S-1, S-2 and in Exhibit 23.1 of this filing and to correct the number of stock options authorized by the Board of Directors in Footnote 25.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with Cyalume’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Financial Statements

The information required by this item may be found beginning on page F-1 of this Form 10-K/A.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

a(1) Financial statements filed as part of this report	Page

•	Consolidated Statements of Income for the years ended December 31, 2008 and 2007	F-5
•	Predecessor Statements of Income for the period ended December 19, 2008 and the year ended December 31, 2007	F-5
•	Consolidated Balance Sheets at December 31, 2008 and 2007	F-6
•	Predecessor Balance Sheet at December 31, 2007	F-6
•	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2008 and 2007	F-7
•	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-8
•	Predecessor Statements of Cash Flows for the period ended December 19, 2008 and the year ended December 31, 2007	F-8

Financial Statement Schedules

a(2) Schedule II - Valuation and Qualifying Accounts	S-3

Exhibits

Exhibit Number		Description
2.1
Stock Purchase Agreement dated February 14, 2008 by and among Vector Intersect Acquisition Corporation, as the Parent, Cyalume Acquisition Corp., a Delaware corporation, as the Purchaser, Cyalume Technologies, Inc. and GMS Acquisition Partners Holdings, LLC (1)

2.2		Amendment No. 1 to Stock Purchase Agreement, dated October 22, 2008 (2)
2.3		Amendment No. 2 to Stock Purchase Agreement, dated December 17, 2008 (3)
2.4		Amendment No. 3 to Stock Purchase Agreement, dated December 18, 2008 (3)
3.1		Fifth Amended and Restated Certificate of Incorporation (3)
3.2		By-laws (4)
4.1		Specimen Common Stock Certificate (4)
4.2		Specimen Unit Certificate (4)
4.3		Specimen Warrant Certificate (4)
4.4		Form of Unit Purchase Option to be granted to the representative(4)
10.1		Form of Stock Escrow Agreement among the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders (4)
10.2		Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and the Private Placement Purchasers (4)
10.3		Centurion Credit Group Master Fund L.P. Note Purchase Agreement dated December 10, 2008 (5)
10.4		Centurion Credit Group Master Fund L.P. Letter Agreement dated December 10, 2008 (5)
10.5		Centurion Credit Group Master Fund L.P. Escrow Agreement dated December 10, 2008 (5)
10.6		Warrant issued to Centurion Credit Group Master Fund L.P. dated December 10, 2008 (5)
10.7		Subscription Agreement with Catalyst Equity Management dated September 5, 2008 (5)
10.8		Form of Warrant Agreement in favor of Catalyst Private Equity Partners (Israel) II, LP (6)
10.9		Letter Agreement by and between the Registrant and Vector Investment Fund LLC dated December 10, 2008 (5)
10.10		Employment Agreement with Derek Dunaway dated April 1, 2008 (7)
10.11		Employment Agreement with Michael Bielonko dated January 23, 2006 (7)
10.12		Employment Agreement with Thomas McCarthy dated January 23, 2006 (7)
10.13		Employment Agreement with Earl Cranor dated January 23, 2006 (7)
10.14		TD Bank Revolving Credit and Term Loan Agreement dated December 19, 2008 (7)
10.15		TD Bank Security and Pledge Agreement dated December 19, 2008 (7)
10.16		TD Bank Mortgage, Assignment of Leases and Rents and Security Agreement dated December 19, 2008 (7)
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of CCR LLP, independent registered public accounting firm
23.2	*	Consent of Miller, Ellin & Company, LLP, independent registered public accounting firm
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K dated February 14, 2008 and filed with the Commission February 21, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K dated October 22, 2008 and filed with the Commission November 4, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K dated December 17, 2008 and filed with the Commission December 23, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-127644) filed August 18, 2005.
(5)	Incorporated by reference to the Current Report on Form 8-K dated December 10, 2008 and filed with the Commission on December 16, 2008.
(6)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-157827) filed March 11, 2009
(7)	Previously filed

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: April 16, 2009	By:	/s/ Derek Dunaway
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
Glastonbury, Connecticut
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
Glastonbury, Connecticut
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

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
 Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
(in thousands, except shares)

	Common Stock		Additional	Retained Earnings	Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Comprehensive Loss	Stockholders’ Equity	Comprehensive Income (Loss)
Balance at December 31, 2006	1,875,000	$2	$23	$(144)	$—	$(119)	—
Issuance of common stock - private placement	187,500	—	1,500	—	—	1,500	—
Issuance of common stock	7,312,500	7	58,493	—	—	58,500	—
Expenses of June 30, 2007 common stock issuance	—	—	(4,432)	—	—	(4,432)	—
Less: proceeds subject to possible redemption of 1,462,499 shares of common stock and associated deferred interest	—	—	(11,144)	—	—	(11,144)	—
Net income	—	—	—	797	—	797	797
Comprehensive income	—	—	—	—	—	—	$797
Balance at December 31, 2007	9,375,000	9	44,440	653	—	45,102

Adjustment of common stock subject to redemption	—	—	11,144	—	—	11,144	—
Issuance of common stock	7,308,428	8	56,114	—	—	56,122	—
Issuance of warrants in conjunction with Acquisition	—	—	33	—	—	33	—
Exchange of note payable for common stock	(93,750)	—	(750)	—	—	(750)	—
Estimated Acquisition purchase price adjustment (see Note 2)	138,165	—	1,056	—	—	1,056	—
Exercise of warrants	79,839	—	—	—	—	—	—
Common stock repurchased	(2,948,797)	(3)	(23,566)	—	—	(23,569)	—
Common stock mandatorily redeemable due to the Acquisition	(139,850)	—	(1,123)	—	—	(1,123)	—
Foreign currency translation adjustments	—	—	—	—	(179)	(179)	(179)
Unrealized loss on cash flow hedges, net of taxes of $61	—	—	—	—	(102)	(102)	(102)
Net income	—	—	—	576	—	576	576
Comprehensive income	—	—	—	—	—	—	$295
Balance at December 31, 2008	13,719,035	$14	$87,348	$1,229	$(281)	$88,310

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
 Consolidated Statements of Cash Flows
(in thousands, except shares)

			Predecessor
			For the Period	Predecessor
	For the Year	For the Year	January 1, 2008	For the Year
	Ended	Ended	to	Ended
	December 31,	December 31,	December 19,	December 31,
	2008	2007	2008	2007
Cash flows for operating activities:
Net income	$576	$797	$3,406	$23
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	23	—	848	610
Amortization	147	—	2,865	2,948
Provision for deferred income taxes	(592)	—	1,370	(1,673)
Other non-cash expenses	61	—	809	1,463
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	936	—	(1,201)	(1,083)
Inventories	(309)	—	(1,526)	(1,648)
Prepaid expenses and other current assets	113	(94)	224	(70)
Restricted cash	—	—	—	617
Due from Vector	—	—	(995)	—
Accounts payable and accrued liabilities	(226)	(114)	(1,901)	652
Income taxes payable, net	(87)	85	(2,028)	493
Accrued interest on notes payable to stockholders	18	6	—	—
Net cash provided by operating activities	660	680	1,871	2,332

Cash flows for investing activities:
Payments from (to) trust account	58,309	(58,309)	—	—
Purchases of long-lived assets	(11)	—	(1,508)	(1,828)
Remediation costs paid relating to asset retirement obligation	—	—	—	(44)
Purchase of CTI common stock, net of cash purchased	(28,668)	—	—	—
Net cash provided by (used in) investing activities	29,630	(58,309)	(1,508)	(1,872)

Cash flows from financing activities:
Repayment of advances from and notes payable to related parties	(150)	(167)	—	—
Proceeds from private placement	—	1,500	—	—
Proceeds from initial public offering	—	58,500	—	—
Payment of expenses of offering	—	(1,659)	—	—
Net proceeds from line of credit	3,500	—	—	—
Payments of Predecessor notes payable	(40,346)	—	(3,495)	(10,803)
Proceeds from long-term notes payable	28,000	—	—	—
Proceeds from related party notes payable	1,000	—	—	—
Proceeds from issuance of common stock	4,750	—	—	—
Payments to reacquire and retire common stock	(23,569)	—	—	—
Payment of debt issue costs	—	—	—	(268)
Investment by GMS Acquisition Partners Holdings LLC	—	—	—	13,000
Net cash provided by (used in) financing activities	(26,815)	58,174	(3,495)	1,929

Effect of exchange rate changes on cash	(93)	—	26	314
Net increase (decrease) in cash and cash equivalents	3,382	545	(3,106)	2,703
Cash, beginning of year	570	25	5,743	3,040
Cash, end of year	$3,952	$570	$2,637	$5,743

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

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the beginning and ending aggregate carrying amounts of asset retirement obligation for the years ended December 31, 2008 and 2007 (all amounts in thousands):

	Year Ended December 31,			(Predecessor) For the Period
	2008	2007	(Predecessor) 2007	January 1, 2008 to December 19, 2008
Balance, beginning	$—	$—	$200	$166
Liability assumed at Acquisition	175	—	—	—
Additional liabilities incurred	—	—	—	—
Liabilities settled	—	—	(44)	—
Accretion expense	1	—	10	9
Revisions in estimated cash flows	—	—	—	—
Balance, ending	$176	$—	$166	$175

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

On March 3, 2009, our Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “Plan”). The purpose of the Plan is to benefit our stockholders by assisting us to attract, retain and provide incentives to key management employees and non-employee directors of, and non-employee consultants to, Cyalume Technologies Holdings, Inc. and its subsidiaries, and to align the interests of such employees, non-employee directors and non-employee consultants with those of our stockholders. Accordingly, the Plan provides for the granting of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided herein., Two million shares have been reserved under the Plan. On March 3, 2009, the Board of Directors authorized the following (i) 30,000 restricted shares of common stock to non-employee consultants; (ii) 114,000 restricted shares of common stock and 200,000 restricted options to officers and other management; and, (iii) a total of 82,500 options to directors.  Subsequent to approval by shareholders at the 2009 Annual Meeting of Shareholders, we expect to file Form S-8 with the SEC to register the shares under the Plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
 ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Cyalume Technologies Holdings, Inc.

We have audited the consolidated financial statements of Cyalume Technologies Holdings, Inc. (the “Company”) as of December 31, 2008, and for year then ended, and have issued our report thereon dated March 27, 2009. Such consolidated financial statements and report thereon are included in the Company’s Form 10-K/A (Amendment No. 1) filed with Securities and Exchange Commission for the year ended December 31, 2008.  Our audit also included the consolidated financial statement schedule for the year ended December 31, 2008 of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements as of December 31, 2008, and for the year then ended, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CCR LLP
Glastonbury, Connecticut
March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
  Stockholder of Cyalume Technologies, Inc. and Subsidiary

We have audited the consolidated financial statements of Cyalume Technologies, Inc. and Subsidiary (the “Company”) as of December 31, 2007, and for the period from January 1, 2008 to December 19, 2008 and the year ended December 31, 2007, and have issued our report thereon dated March 27, 2009. Such consolidated financial statements and report thereon are included in the Cyalume Technologies Holdings, Inc. Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission for the year ended December 31, 2008.  Our audits also included the consolidated financial statement schedule for the period from January 1, 2008 to December 19, 2008 and the year ended December 31, 2007 of the Company, listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements as of December 19, 2008 and December 31, 2007, and for the period from January 1, 2008 to December 19, 2008 and the year ended December 31, 2007, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CCR LLP
Glastonbury, Connecticut
March 27, 2009

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Consolidated Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts (Describe)		Deductions (Describe)		Balance at End of Period
Year ended December 31, 2008
Allowance for Doubtful Accounts	$—	$62	$458	(1)	$(68)	(2)	$452
Deferred Tax Asset Valuation Allowance	—	—	1,068	(1)	—		1,068
Year ended December 31, 2007
Allowance for Doubtful Accounts	—	—	—		—		—
Deferred Tax Asset Valuation Allowance	—	—	—		—		—

(1) Acquired as part of the acquisition of Cyalume Technologies, Inc.

(2) Write-offs and currency translation.

For the Predecessor:

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts (Describe)		Deductions (Describe)		Balance at End of Period
Period ended December 19, 2008
Allowance for Doubtful Accounts	$596	$(26)	$—		$(112)	(1)	$458
Deferred Tax Asset Valuation Allowance	—	1,068	—		—		1,068
Year ended December 31, 2007
Allowance for Doubtful Accounts	646	(76)	26	(2)	—		596
Deferred Tax Asset Valuation Allowance	—	—	—		—		—

(1) Write-offs and currency translation.

(2) Currency translation.