Form 10-Q
period 2009-03-31
Cyalume Technologies Holdings, Inc.
filed 2009-05-13
CIK 1335293

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 000-52247

Cyalume Technologies Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3200738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 Windsor Street, West Springfield, Massachusetts	01089
(Address of principal executive offices)	(Zip Code)

(413) 858-2500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2009, there were outstanding 15,321,775 shares of the registrant’s Common Stock, par value $.001 per share.

Cyalume Technologies Holdings, Inc.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

The statements contained in this quarterly report on Form 10-Q, including under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this quarterly report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the content otherwise requires, all references to "we", "us", the “Company" or “Cyalume" in this Quarterly Report on Form 10-Q refers to Cyalume Technologies Holdings, Inc.

ITEM 1.	Financial Statements

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share information)
(Unaudited)

			Predecessor
	For the Three	For the Three	For the Three
	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,
	2009	2008	2008
Revenues	$6,624	$—	$10,116
Cost of goods sold	3,861	—	5,017
Gross profit	2,763	—	5,099

Other expenses (income):
Sales and marketing	785	—	932
General and administrative	1,225	256	1,246
Research and development	393	—	365
Interest expense (income), net	627	(364)	1,319
Interest expense – related party	14	2	—
Amortization of intangible assets	995	—	653
Other loss (income), net	44	—	(995)
Total other expenses (income)	4,083	(106)	3,520

Income (loss) before income taxes	(1,320)	106	1,579
Provision for (benefit from) income taxes	(547)	(105)	597
Net income (loss)	$(773)	$211	$982

Net income (loss) per common share:
Basic	$(0.05)	$0.02
Diluted	$(0.05)	$0.02

Weighted average shares used to compute net income (loss) per common share:
Basic	14,564,234	9,375,000
Diluted	14,564,234	11,861,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except shares and per share information)

	March 31,
	2009 (unaudited)	December 31, 2008
Assets
Current assets:
Cash	$1,203	$3,952
Accounts receivable, net of allowance for doubtful accounts of $217 and $452 at March 31, 2009 and December 31, 2008, respectively	3,346	3,508
Inventories, net	11,350	11,447
Income taxes refundable	747	701
Deferred income taxes	280	317
Prepaid expenses and other current assets	357	195
Total current assets	17,283	20,120

Property, plant and equipment, net	7,737	7,882
Goodwill	60,764	60,896
Other intangible assets, net	48,293	49,426
Other noncurrent assets	165	188
Total assets	$134,242	$138,512

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$3,300	$3,500
Current portion of notes payable	3,993	3,621
Accounts payable	2,884	3,230
Accrued expenses and other current liabilities	2,974	2,550
Common stock subject to mandatory redemption	—	1,123
Notes payable and advance due to related parties	64	64
Income tax payable	7	5
Total current liabilities	13,222	14,093

Notes payable, net of current portion	24,631	25,581
Notes payable due to related parties, net of current portion	1,017	1,000
Deferred income taxes	8,550	9,237
Derivatives	184	163
Asset retirement obligation, net of current portion	130	128
Total liabilities	47,734	50,202

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 authorized; 15,321,775 and 13,719,035 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	15	14
Additional paid-in capital	87,111	87,348
Retained earnings	456	1,229
Accumulated other comprehensive loss	(1,074)	(281)
Total stockholders’ equity	86,508	88,310
Total liabilities and stockholders' equity	$134,242	$138,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
(in thousands, except shares)
(Unaudited)

	Common Stock			Retained	Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
Balance at December 31, 2008	13,719,035	$14	$87,348	$1,229	$(281)	$88,310	$—
Exercise of warrants	5,500	—	27	—	—	27	—
Exercise of warrants - cashless	1,630,143	1	(1)	—	—	—	—
Common stock repurchased	(32,903)	—	(263)	—	—	(263)	—
Foreign currency translation adjustments	—	—	—	—	(780)	(780)	(780)
Unrealized loss on cash flow hedges, net of taxes of $8	—	—	—	—	(13)	(13)	(13)
Net loss	—	—	—	(773)	—	(773)	(773)
Comprehensive loss	—	—	—	—	—	—	$(1,566)
Balance at March 31, 2009	15,321,775	$15	$87,111	$456	$(1,074)	$86,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
 Condensed Consolidated Statements of Cash Flows
(in thousands, except shares)
(Unaudited)

			Predecessor
	For the Three	For the Three	For the Three
	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,
	2009	2008	2008
Cash flows from operating activities:
Net income (loss)	$(773)	$211	$982
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	158	—	199
Amortization	1,312	—	734
Provision for deferred income taxes	(642)	—	269
Other non-cash expenses	127	—	302
Changes in operating assets and liabilities:
Accounts receivable	83	—	315
Inventories	(331)	—	(1,475)
Prepaid expenses and other current assets	(166)	27	(164)
Accounts payable and accrued liabilities	(137)	(77)	861
Income taxes payable, net	(88)	(85)	103
Accrued interest on notes payable to stockholders	(1)	12	—
Net cash provided by (used in) operating activities	(458)	88	2,126

Cash flows from investing activities:
Payments to trust account	—	(90)	—
Purchases of long-lived assets	(111)	—	(576)
Net cash used in investing activities	(111)	(90)	(576)

Cash flows from financing activities:
Repayment of advances from and notes payable to related parties	—	(100)	—
Payments for common stock subject to redemption	(1,123)	—	—
Net repayment of line of credit	(200)	—	—
Payments of Predecessor notes payable	—	—	(25)
Repayment of long-term notes payable	(658)	—	—
Payments to reacquire and retire common stock	(263)	—	—
Refund of debt issue costs	10	—	—
Proceeds from exercises of warrants	27	—	—
Net cash used in financing activities	(2,207)	(100)	(25)

Effect of exchange rate changes on cash	27	—	285
Net increase (decrease) in cash and cash equivalents	(2,749)	(102)	1,810
Cash, beginning of period	3,952	570	5,743
Cash, end of period	$1,203	$468	$7,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

We believe all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in these interim condensed consolidated financial statements. Operating results for the three-month periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. We suggest that these unaudited interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.

Certain amounts in prior periods have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on operating results as previously reported.

2.	BACKGROUND AND DESCRIPTION OF BUSINESS

Before December 19, 2008, we conducted business under the name Vector Intersect Security Acquisition Corporation (‘‘Vector’’). Vector was a blank check development stage company, as it had no business. Its objective was to acquire through merger, capital stock exchange, asset acquisition or otherwise one or more businesses in the homeland security, national security and/or command and control industries.

On December 19, 2008, Vector acquired all of the outstanding ownership units of Cyalume Technologies, Inc (“CTI”) from GMS Acquisition Partners Holdings, LLC (“GMS”) (the “Acquisition”). GMS was the sole stockholder in CTI, which has a wholly-owned subsidiary (Cyalume Technologies, S.A. or “CTSA”). At the Acquisition date, Vector changed its name to Cyalume Technologies Holdings, Inc. (“Cyalume”). In these interim condensed consolidated financial statements and footnotes, Cyalume’s operating results include the operations of the former Vector for 2008 and CTI’s operations after the Acquisition date. CTI’s operations prior to the Acquisition date are presented as Predecessor.

CTI manufactures and sells chemiluminescent products and reflective and photoluminescent materials to military, commercial and public safety markets. CTSA is geographically located in France and represents us in certain international markets, primarily Europe and Asia.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The adoption of SFAS No. 160 on January 1, 2009 did not have an impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 on January 1, 2009 resulted in additional disclosures in our condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

Effective January 1, 2009, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, (“SFAS No. 157”), for our nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis.  Previous to January 1, 2009, SFAS No. 157 did not apply to such assets and liabilities. The adoption of SFAS No. 157 on January 1, 2009 for such assets and liabilities did not have an impact on our condensed consolidated financial statements.

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):
	March 31, 2009	December 31, 2008
Raw materials	$5,548	$5,822
Work-in-process	3,695	3,484
Finished goods	2,107	2,141
	$11,350	$11,447

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative liabilities as of March 31, 2009 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Interest rate swaps	Derivatives (noncurrent liabilities)	$(184)
Currency forward contract	Accrued expenses and other current liabilities (current liabilities)	(3)
		$(187)

Neither we nor the Predecessor held any derivative instruments before the Acquisition and, other than the derivatives listed above, have not held any other types of derivative instruments.

Interest Rate Swaps

Simultaneous with the Acquisition, we entered into two pay-fixed, receive-variable interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on certain senior long-term notes payable that were also entered into on the date of the Acquisition. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in consolidated accumulated other comprehensive loss. These changes in fair value must be reclassified in whole or in part from consolidated accumulated other comprehensive loss into earnings if, and when, a comparison of the swaps and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. We expect these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship and therefore we do not expect to reclassify any portion of these unrealized losses from consolidated accumulated other comprehensive loss to earnings in the future.

The fair values of the swaps were determined by discounting the estimated cash flows to be received and paid due to the swaps over the swaps’ contractual lives using an estimated risk-free interest rate for each swap settlement date.

Currency Forward Contracts

CTSA’s functional currency is the Euro. Periodically, CTSA purchases inventory from CTI, which requires repayment in U.S. dollars. Beginning in 2009 and only under certain circumstances, we use currency forward contracts to mitigate CTSA’s exposure to changes in the Euro-to-U.S.-dollar exchange rate upon CTSA’s payment to CTI for these inventory purchases.  Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other loss (income) on our condensed consolidated statement of operations. At March 31, 2009, we hold only one such currency forward contract. The fair value of this contract was determined by taking the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the present value of estimated cash flows developed using, among other data, expectations of future currency exchange rates over the remaining term of the contract discounted at an estimated risk-free interest rate.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

Effect of Derivatives on Statement of Operations

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of operations for the three months ended March 31, 2009 was as follows (all amounts in thousands):
	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCI (1)	Reclassified (2)	in Earnings (3)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(13)	$—	$—

Derivatives not designated as hedging instruments:
Forward currency contracts	$—	$—	$(3)

(1)	Amount recognized in accumulated other comprehensive loss (AOCI) (effective portion and net of taxes) during the three months ended March 31, 2009.
(2)	Amount of gain (loss) originally recorded in AOCI but reclassified from AOCI into earnings during the three months ended March 31, 2009.
(3)
Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other loss (income) on the condensed consolidated statement of operations for the three months ended March 31, 2009.

6.	SHARE-BASED AWARDS

On March 3, 2009, our Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “Plan”). The purpose of the Plan is to benefit our stockholders by assisting us to attract, retain and provide incentives to key management employees and non-employee directors of, and non-employee consultants to, Cyalume Technologies Holdings, Inc. and its subsidiaries, and to align the interests of such employees, non-employee directors and non-employee consultants with those of our stockholders. Accordingly, the Plan provides for the granting of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided herein. Two million shares have been reserved under the Plan.

Also on March 3, 2009, the Board of Directors authorized the following (i) 75,000 restricted shares of common stock to non-employee consultants; (ii) 133,333 restricted shares of common stock and 200,000 restricted options to our executive officers and other management; and, (iii) a total of 82,500 options to directors.  Although the Plan has not been approved by shareholders as of March 31, 2009, we believe it is probable that the Plan will be approved by shareholders at the 2009 Annual Meeting of Shareholders and therefore we have estimated liabilities for these future award issuances where appropriate. Subsequent to approval by shareholders at the 2009 Annual Meeting of Shareholders, we expect to file Form S-8 with the SEC to register the shares under the Plan. Details on these awards are as follows:

•
The 75,000 restricted shares to non-employee consultants (including 45,000 earned by our current Chief Executive Officer as a consultant to the Company prior to becoming an employee) are to be issued as payment for services rendered in conjunction with the Acquisition. The fair value of this liability was determined to be $225,000 using the quoted market price of the common stock on March 3, 2009 of $3. This is recorded as an increase to goodwill related to the Acquisition on the accompanying condensed consolidated balance sheet as of March 31, 2009. These restricted shares will vest over a 3-year period with no provision requiring continued employment or service to the Company.

•
The 114,333 restricted shares to officers and other management are (i) compensation for their services in 2009, (ii) earned based on meeting board-determined performance goals and (iii) require continued employment over the 3-year vesting period. The fair value of the liability was determined to be $172,000 using the quoted market price of the common stock on March 3, 2009 of $3 and applying appropriate estimated forfeiture rates.

•
The 9,000 common shares to our executive officers and other management  are (i) compensation for their services during 2008, (ii) were earned based on meeting board-determined goals and (iii) require continued employment over the 3-year vesting period. The fair value of the liability was determined to be $27,000, using the quoted market price of the common stock on March 3, 2009 of $3.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

•	Remaining restricted shares totaling 10,000 have been reserved for future awards.

•
The 200,000 restricted options to our Chief Executive Officer are (i) compensation for his services in 2009, (ii) earned based on meeting board-determined performance goals and (iii) require continued employment over the 3-year vesting period The 82,500 options to Directors  are compensation for their services as directors that will vest immediately. The fair value of the liability for the probable future issuance of these options of $386,000 was determined using the Black-Scholes pricing model. The following assumptions were used in valuing the liability for the future issuance of these options:

Risk-free interest rate	2.93%
Expected term	10 years
Expected volatility	34.11%
Expected forfeitures for options to our chief executive officer	50%
Expected forfeitures for options to our directors	0%
Dividend yield	0%

Because our common stock did not have a trading history that was representative of an operating company as of March 3, 2009, the expected volatility assumption was derived using historical data of another public company operating in our industry. We believe the volatility estimate calculated from that company is a reasonable benchmark to use in estimating the expected volatility of our common stock; however, that estimated volatility may not necessarily be representative of the volatility of the underlying securities in the future.

•	Total expense related to these awards of $36,000 was recorded in the three months ended March 31, 2009.

7.	RESTRUCTURING COSTS

During three months ended March 31, 2008, the Predecessor underwent a corporate restructuring pursuant to which the CEO and two Vice-Presidents left CTI, resulting in a restructuring charge of $1.1 million.  The following table summarizes restructuring cost activity from December 31, 2008 through March 31, 2009 (all amounts in thousands):

Balance on December 31, 2008	$229
Cash payments	(166)
Balance on March 31, 2009	$63

The $63,000 of accrued and unpaid restructuring costs as of March 31, 2009 is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet. The $1.1 million of restructuring charges is included in the Predecessor’s condensed consolidated statement of operations as an other loss for the three months ended March 31, 2008.

8.	INCOME TAXES

For the three months ended March 31, 2009 and for the Predecessor’s three months ended March 31, 2008, effective tax rates of 41% and 38%, respectively, differed from the statutory rate of 34% due to state and foreign taxes. For the three months ended March 31, 2008, the effective tax rate of (99)% differed from the statutory rate of 34% due to tax-exempt interest income, state taxes and an increase in the valuation allowance on deferred income tax assets.

9.	NET INCOME (LOSS) PER COMMON SHARE

We account for and disclose net income (loss) per common share in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of warrants (using the treasury stock method).

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2009	2008
Basic:
Net income (loss) (in thousands)	$(773)	$211
Weighted average shares	14,564,234	9,375,000
Basic income (loss) per common share	$(0.05)	$0.02
Diluted:
Net income (loss) (in thousands)	$(773)	$211
Weighted average shares	14,564,234	9,375,000
Effect of dilutive warrants	— (1)	2,486,296
Weighted average shares, as adjusted	14,564,234	11,861,296
Diluted income (loss) per common share	$(0.05)	$0.02

(1)
Since we experienced a loss during the three months ended March 31, 2009, common shares issuable upon exercise of convertible securities were excluded from the loss per share calculation because the effect would be antidilutive.

The following common shares issuable upon exercise of convertible securities were excluded from the calculation of diluted net income (loss) per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended March 31,
	2009	2008
Public Offering Warrants	4,001,506	—
Warrants Issued for Acquisition-Related Costs	100,000	—
Other Warrants Sold	118,750	—
Options	1,462,500	1,462,500

10.	COMMITMENTS AND CONTINGENCIES

Legal

We do not expect that the various legal proceedings we are involved in, including those discussed in the following paragraph, will have a material adverse effect on our future financial position, operating results, or cash flows.

As discussed in Note 2, we acquired CTI on December 19, 2008. As part of the Acquisition, we acquired CTI’s exposure to litigation that existed at the acquisition date. On January 23, 2006, GMS acquired all of the outstanding capital stock of Omniglow Corporation (the “Transaction”) and changed the name of the company to Cyalume Technologies, Inc. (CTI). Prior to, or substantially simultaneously with, the Transaction, CTI sold certain assets and liabilities related to Omniglow Corporation’s novelty and retail business to certain former Omniglow Corporation stockholders and management (the “Omniglow Buyers”).  This was done because CTI sought to retain only the Omniglow Corporation assets and current liabilities associated with its government, military and safety business. During 2006, CTI and the Omniglow Buyers commenced litigation and arbitration proceedings against one another. Claims include breaches of a lease and breaches of various other agreements between CTI and the Omniglow Buyers.  The Omniglow Buyers seek compensatory damages of $1.4 million, to be trebled, and recovery of costs and legal fees. We have filed for damages of $368,000 against the Omniglow Buyers.  We continue to rigorously defend our position on these matters, as we believe the Omniglow Buyers’ claims to be without merit.

During 2006, CTI and the former stockholders of Omniglow (“Sellers”) commenced arbitration proceedings against one another that are separate and distinct from those discussed in the previous paragraph. These arbitration proceedings included claims with respect to certain representations, warranties, contracts, covenants and other agreements in connection with the Transaction and a number of other unrelated items.  In January 2008, CTI reached settlement with the Sellers on all matters, which resulted in CTI receiving $3.0 million in cash. The terms of the settlement, which was reached to minimize the parties' risk, time and cost of further litigation, gave no explicit consideration as to whether the disputes being resolved arose in the purchase process or pursuant to subsequent events. As a result, CTI followed the guidance in SFAS No. 141, Business Combinations and SFAS No. 16, Prior Period Adjustments and reflected the settlement as a gain in 2008, rather than an adjustment to the purchase price. The net gain of $2.8 million is included in other income on the accompanying condensed consolidated financial statements of the Predecessor for the 3 months ended March 31, 2008.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

11.	FAIR VALUE

Effective January 1, 2008, we adopted SFAS No. 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices in active markets for similar assets or liabilities and inputs that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of March 31, 2009, the only liabilities required to be measured at fair value on a recurring basis were the interest rate swaps and currency forward contracts described in Note 5, all of which are measured at fair value using Level 3 inputs. The following table reflects their activity for the three months ended March 31, 2009 (all amounts in thousands):
	Currency Forward Contracts	Interest Rate Swaps
Balance as of December 31, 2008	$—	$163
Transfers into Level 3 from Level 1 or Level 2	—	—
Transfers out of Level 3 into Level 1 or Level 2	—	—
Total gains or (losses), realized or unrealized:
Included in earnings	3	—
Included in other comprehensive loss	—	21
Purchases, issuances and settlements, net	—	—
Balance as of March 31, 2009	$3	$184

12.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Three Months Ended March 31,		Predecessor For the Three Months Ended March 31,
	2009	2008	2008
Interest	$434	$—	$1,169
Income taxes	$833	$—	$225

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Three Months Ended March 31,		Predecessor For the Three Months Ended March 31,
	2009	2008	2008
Accrual of costs directly related to the Acquisition	$234	$—	$—

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Unless the content otherwise requires, all references to "we", "us", the “Company" or “Cyalume" in this Quarterly Report on Form 10-Q refers to Cyalume Technologies Holdings, Inc.

Overview

On December 19, 2008, we purchased Cyalume Technologies, Inc. (“CTI”) (the “Acquisition”). Prior to the Acquisition we did not engage in any substantive commercial business. The Results of Cyalume Operations section below compares the financial results from our financial statements for the three-month period ended March 31, 2009 to the comparable period in 2008, which did not include the operations of CTI, and also to the operating results of the Predecessor for the comparable period in 2008.

Results of Cyalume Operations

Revenues:  Cyalume did not engage in any substantive business operations in the first quarter of 2008, and as such we recorded no sales during that quarter. For the three-month period ended March 31, 2009, our sales were $3.5 million lower than the Predecessor’s sales for the comparable period in 2008. The reduction in sales compared to Predecessor was primarily due to a reduction in units sold to the U.S. Military. We believe this reduced demand for our products is temporary as we are not aware of any material changes in the protocol for the use of our products by the U.S. Military. Furthermore, we have recently seen an increase in orders during the month of May 2009 from the U.S. Military, the nature of which further supports our belief that the sales reduction is temporary. From these orders, we anticipate that revenues for the period ending June 30, 2009 will show a noticeable increase over revenues for the first quarter, but still be below revenues for the same period a year ago.

Cost of goods sold: Cyalume did not engage in any substantive business operations in the first quarter of 2008, and as such we recorded no cost of sales during that quarter. For the three-month period ended March 31, 2009, our cost of sales was $1.2 million lower than the Predecessor’s cost of sales for the comparable period in 2008 due to the reduction in units sold discussed above.  Our gross margin for 2009 was 41.7% compared to 50.4% for the Predecessor in 2008. The decline in gross margin is attributable to the decline in sales of high margin chemical light sticks to the U.S. Military, the cost of a workforce reduction and the amortization of $262,000 of the inventory step-up to fair market value arising from the Acquisition. We anticipate the amortization of the remaining $453,000 step-up to continue into the third quarter of 2009 and negatively impact second and third quarter gross margins also.

In order to more closely align our short-term costs with our revenues, we have taken steps to reduce our costs, including a 23% reduction in our workforce in March 2009. Estimated annualized savings from these cost reducing measures are $1.0 million.

Sales and marketing expenses increased for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to the operations of CTI. These expenses were $147,000 lower than the Predecessor’s for the comparable period in 2008 as the Predecessor withdrew from the direct-to-consumer market in 2008 and revamped its commercial sales strategies to make more extensive use of distributors who have established key relations with end-users, rather than trying to sell direct to consumers, thus reducing direct selling expenses.

General and administrative expenses declined $21,000 compared to the Predecessor, with lower legal costs being the most significant factor.

Interest expense (income), net increased $1.0 million from the same period in 2008. In the first quarter of 2008, we earned $364,000 on cash held in trust. In December 2008, this cash was used to purchase CTI, and therefore, our interest income in the first quarter of 2009 was minimal. Additionally, we borrowed $33.0 million in notes payable to complete the Acquisition, which resulted in our recording $627,000 in interest expense in the first quarter of 2009. Interest expense decreased $692,000 compared to the Predecessor due to our having less debt and paying lower average interest rates than the Predecessor.

Amortization of intangible assets: As a result of the Acquisition, we recorded significant intangible assets in December 2008. We amortized $995,000 of intangible assets into expense in the first quarter of 2009, after having no amortization in the first quarter of 2008. The Predecessor had intangible assets as a result of a prior acquisition, and had a $653,000 amortization of intangible assets expense in the first quarter of 2008.

Other income (loss), net: During the first quarter of 2008, the Predecessor implemented a restructuring to facilitate the sale of CTI to Cyalume pursuant to which the CEO and two Vice-Presidents left CTI, resulting in a restructuring charge of $1.1 million. Cash payments of restructuring charges were primarily incurred in 2008 with $166,000 made in the first quarter of 2009. In the first quarter of 2008, the Predecessor reached a settlement with the previous owners of CTI in connection with litigation. The Predecessor received $3.0 million in cash, resulting in a net gain of $2.8 million on the settlement. The restructuring charge and the gain on the settlement are the primary components of other income (loss), net shown for the Predecessor.

Income tax benefit increased $442,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to net operating losses generated during the quarter by CTI. Income tax benefit increased $1.1 million for the three months ended March 31, 2009 as compared to the Predecessor’s three months ended March 31, 2008 as the Predecessor had pre-tax net income of $1.6 million while we had a pre-tax net loss of $1.3 million.

Balance Sheet

Assets, other than cash, decreased $1.5 million in the first quarter primarily due to the amortization of $262,000 of the inventory step up to fair market values recorded at the date of Acquisition, $995,000 of intangible assets amortization and the effects of changes in the foreign exchange rate, offset by the addition of $225,000 of additional goodwill recorded as a result of 70,000 shares of common stock being awarded March 3, 2009 in connection with the Acquisition, property plant and equipment purchases of $111,000. The remaining changes in asset values are the result of normal business activities.

Current liabilities decreased $988,000 primarily due to common stock subject to mandatory redemption declining $1.1 million after the redemption of 139,850 shares of common stock held by stockholders who voted against the Acquisition were finalized in the first quarter of 2009. The remaining changes in current liability values are the result of normal business activities.

Non-current deferred income tax liabilities decreased $687,000 primarily due to the quarterly amortization of intangible assets and inventory step-up that is not deductible for income tax purposes and the net operating loss generated during the quarter, which has been classified as long-term due to the limitations of its deductibility by the Internal Revenue Code.

Liquidity and Capital Resources

As of March 31, 2009 and December 31, 2008, we had $1.2 million and $4.0 million, respectively, in cash on hand. The major uses of cash during the period were $1.1 million to complete the redemption of common stock as part of the Acquisition, $858,000 in payments on the line of credit and notes payable, and $263,000 to purchase shares of our common stock from certain members of CTI management.

During the three months ended March 31, 2009, 1,635,643 shares of common stock were issued due to the exercise of common stock warrants. The impact on liquidity was negligible as most warrants were exercised on a cashless basis. At March 31, 2009 there were 4,951,506 warrants and warrant equivalents (warrants contained within common stock units) that could be exercised in the future, and most of which will likely be exercised on a cashless basis.

Notes payable (current and long-term) declined $561,000 during the first quarter as the result of making $658,000 in principal payments offset by amortization of debt discounts and the capitalization of paid-in-kind interest.

Forecasted principal and interest payments on bank debt for the next 12 months are $5.9 million and will be funded from operating cash flows. In 2008, we made $500,000 in bank debt payments, exclusive of the debt payments made at the Acquisition, and CTI made principal and interest payments of $7.8 million prior to the Acquisition.

On March 3, 2009, our Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “Plan”). Under the Plan, two million shares have been reserved for potential issuance as incentives to certain employees and non-employees.  On March 3, 2009, each of our 11 Board of Directors members was awarded options to purchase 7,500 shares of our common stock pursuant to this Plan. Also on March 3, 2009, our CEO was awarded 50,000 restricted shares of our common stock and options to purchase 200,000 shares of our common stock pursuant to this Plan if certain performance goals are met. Subsequent to approval by shareholders at the 2009 Annual Meeting of Shareholders, we expect to file Form S-8 with the SEC to register the shares under the Plan. Issuance of shares under the Plan will not provide capital and will cause dilution of earnings per share.

The 2009 capital expenditures budget is expected to be funded completely from operating cash flows.

Off-Balance Sheet Arrangements

Other than immaterial operating leases, we did not have any off-balance sheet arrangements during 2009 or 2008.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  There have been no unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of adopting FIN 48. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

We classify interest on tax deficiencies as interest expense and income tax penalties as other miscellaneous expenses.

Goodwill

We apply the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, to goodwill. Goodwill is deemed to have an indefinite life and accordingly, is not subject to annual amortization.  Goodwill is subject to annual impairment reviews, and, if conditions warrant, interim reviews based upon its estimated fair value.  Impairment charges, if any, are recorded in the period in which the impairment is determined. No such charges have been recorded in the three month periods ended March 31, 2009 and 2008.

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

Foreign Operations and Currency

Accounts of our foreign subsidiary are translated using their local currency as the functional currency. Income statement accounts are converted to U.S. dollars using the average exchange rate for the period covered by the income statement. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income or loss in the statement of operations in the period the gain or loss occurred.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2009.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Cyalume is not currently a named party in any legal proceedings.

CTI is currently named a defendant in Civil Action No. 06-706 in Superior Court of the State of Massachusetts. Filing suit against CTI is Omniglow, LLC (the former novelty business of CTI which was sold on January 23, 2006). CTI sold certain assets and liabilities related to the novelty and retail business to certain former shareholders and management (the “Omniglow Buyers”).  This was done because CTI sought to retain only the Omniglow Corporation business activities associated with government, military and safety business. During 2006, CTI and the Omniglow Buyers commenced litigation and arbitration proceedings against one another. Claims include breaches of a lease and breaches of various other agreements between CTI and the Omniglow Buyers.  The Omniglow Buyers seek compensatory damages of $1.4 million, to be trebled, and recovery of costs and legal fees. CTI has filed for damages of $368,000 against the Omniglow Buyers.  CTI continues to rigorously defend our position on these matters, as we believe the Omniglow Buyers’ claims to be without merit. Court hearings were held and completed in October 2008. A decision is expected in late 2009.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Company and Affiliated Purchasers
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs

January 1 to January 31	32,903	(1)	$7.97	—	$—
February 1 to February 28	—		—	—
March 1 to March 31	—		—	—	—

(1)
The shares were repurchased from members of management. These shares were a portion of the shares that certain members of CTI’s management received relating to the December 19, 2008 Acquisition. Our Board of Directors voted at its January 13, 2009 meeting to honor a pre-Acquisition verbal commitment to repurchase 20% (or 32,903) of such shares to provide the holders of those shares with cash to pay personal income taxes arising from exchanging their shares of GMS Acquisition Partners for Cyalume common stock during the Acquisition.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number		Description
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: May 13, 2009	By:	/s/ DEREK DUNAWAY

Derek Dunaway, Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2009	By:	/s/ MICHAEL BIELONKO

Michael Bielonko, Chief Financial Officer (Principal Financial Officer)