Form 10-Q
period 2009-06-30
Cyalume Technologies Holdings, Inc.
filed 2009-08-14
CIK 1335293

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2009, there were outstanding 15,345,925 shares of the registrant’s Common Stock, par value $.001 per share.

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

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share information)
(Unaudited)

			Predecessor
	For the Three	For the Three	For the Three
	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,
	2009	2008	2008
Revenues	$7,959	$—	$10,737
Cost of goods sold	4,575	—	4,773
Gross profit	3,384	—	5,964

Other expenses (income):
Sales and marketing	746	—	862
General and administrative	1,377	157	1,062
Research and development	415	—	313
Interest, net	625	(249)	1,177
Interest – related party	15	1	—
Amortization of intangible assets	739	—	656
Other, net	19	—	(102)
Total other expenses (income)	3,936	(91)	3,968

Income (loss) before income taxes	(552)	91	1,996
Provision for (benefit from) income taxes	(57)	84	640
Net income (loss)	$(495)	$7	$1,356

Net income (loss) per common share:
Basic	$(.03)	$—
Diluted	$(.03)	$—

Weighted average shares used to compute net income (loss) per common share:
Basic	15,333,160	9,375,000
Diluted	15,333,160	11,880,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share information)
(Unaudited)

			Predecessor
	For the Six	For the Six	For the Six
	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,
	2009	2008	2008
Revenues	$14,583	$—	$20,853
Cost of goods sold	8,436	—	9,790
Gross profit	6,147	—	11,063

Other expenses (income):
Sales and marketing	1,531	—	1,794
General and administrative	2,602	412	2,308
Research and development	808	—	678
Interest, net	1,252	(613)	2,496
Interest – related party	29	3	—
Amortization of intangible assets	1,734	—	1,309
Other, net	63	—	(1,097)
Total other expenses (income)	8,019	(198)	7,488

Income (loss) before income taxes	(1,872)	198	3,575
Provision for (benefit from) income taxes	(604)	(20)	1,237
Net income (loss)	$(1,268)	$218	$2,338

Net income (loss) per common share:
Basic	$(0.08)	$0.02
Diluted	$(0.08)	$0.02

Weighted average shares used to compute net income (loss) per common share:
Basic	14,956,448	9,375,000
Diluted	14,956,448	11,871,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except shares and per share information)

	June 30,
	2009 (unaudited)	December 31, 2008
Assets
Current assets:
Cash	$1,002	$3,952
Accounts receivable, net of allowance for doubtful accounts of $221 and $452 at June 30, 2009 and December 31, 2008, respectively	4,588	3,508
Inventories, net	10,875	11,447
Income taxes refundable	141	701
Deferred income taxes	333	317
Prepaid expenses and other current assets	294	195
Total current assets	17,233	20,120

Property, plant and equipment, net	8,211	7,882
Goodwill	58,281	60,896
Other intangible assets, net	49,705	49,426
Derivatives	26	—
Other noncurrent assets	152	188
Total assets	$133,608	$138,512

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$3,300	$3,500
Current portion of notes payable	4,056	3,621
Accounts payable	3,687	3,230
Accrued expenses and other current liabilities	2,519	2,550
Common stock subject to mandatory redemption	—	1,123
Notes payable and advance due to related parties	64	64
Income taxes payable	7	5
Total current liabilities	13,633	14,093

Notes payable, net of current portion	23,662	25,581
Notes payable due to related parties, net of current portion	1,033	1,000
Deferred income taxes	7,906	9,237
Derivatives	—	163
Asset retirement obligation, net of current portion	133	128
Total liabilities	46,367	50,202

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 authorized; 15,328,775 and 13,719,035 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	15	14
Additional paid-in capital	87,545	87,348
Retained earnings (accumulated deficit)	(39)	1,229
Accumulated other comprehensive loss	(280)	(281)
Total stockholders’ equity	87,241	88,310
Total liabilities and stockholders' equity	$133,608	$138,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional	Retained Earnings	Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Comprehensive Loss	Stockholders’ Equity	Comprehensive Income (Loss)
Balance at December 31, 2008	13,719,035	$14	$87,348	$1,229	$(281)	$88,310	$—
Exercise of warrants	5,500	—	27	—	—	27	—
Exercise of warrants - cashless	1,630,143	1	(1)	—	—	—	—
Common stock repurchased	(32,903)	—	(263)	—	—	(263)	—
Common stock awarded (not yet issued) for acquisition-related services	—	—	225	—	—	225	—
Share-based compensation expense - warrants awarded to director	—	—	110	—	—	110	—
Share-based compensation expense - options awarded under the 2009 Omnibus Securities and Incentive Plan	—	—	52	—	—	52	—
Share-based compensation expense - common stock awarded to non-employee consultant	7,000	—	25	—	—	25	—
Share-based compensation expense - common stock awarded (not yet issued) under the 2009 Omnibus Securities and Incentive Plan	—	—	22	—	—	22	—
Foreign currency translation adjustments	—	—	—	—	(117)	(117)	(117)
Unrealized gain on cash flow hedges, net of taxes of $71	—	—	—	—	118	118	118
Net loss	—	—	—	(1,268)	—	(1,268)	(1,268)
Comprehensive loss	—	—	—	—	—	—	$(1,267)
Balance at June 30, 2009	15,328,775	$15	$87,545	$(39)	$(280)	$87,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
 Condensed Consolidated Statements of Cash Flows
(in thousands, except shares)
(Unaudited)

			Predecessor
	For the Six	For the Six	For the Six
	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,
	2009	2008	2008
Cash flows from operating activities:
Net income (loss)	$(1,268)	$218	$2,338
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	320	—	428
Amortization	2,420	—	1,473
Provision for deferred income taxes	(869)	—	620
Other non-cash expenses	503	—	556
Changes in operating assets and liabilities:
Accounts receivable	(1,127)	—	(35)
Inventories	(166)	—	(2,000)
Prepaid expenses and other current assets	(101)	55	208
Deferred acquisition costs	—	(177)	—
Accounts payable and accrued liabilities	229	(4)	(1,354)
Income taxes payable, net	532	(20)	(1,834)
Accrued interest on notes payable to related parties	(2)	13	—
Net cash provided by operating activities	471	85	400

Cash flows from investing activities:
Payments to trust account	—	(180)	—
Purchases of long-lived assets	(283)	—	(779)
Net cash used in investing activities	(283)	(180)	(779)

Cash flows from financing activities:
Repayment of advances from and notes payable to related parties	—	(100)	—
Payments for common stock subject to redemption	(1,123)	—	—
Net repayment of line of credit	(200)	—	—
Payments of Predecessor notes payable	—	—	(1,702)
Repayment of long-term notes payable	(1,646)	—	—
Payments to reacquire and retire common stock	(263)	—	—
Refund of debt issue costs	10	—	—
Proceeds from exercises of warrants	27	—	—
Net cash used in financing activities	(3,195)	(100)	(1,702)

Effect of exchange rate changes on cash	57	—	108
Net decrease in cash	(2,950)	(195)	(1,973)
Cash, beginning of period	3,952	570	5,743
Cash, end of period	$1,002	$375	$3,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at June 30, 2009, including the estimates inherent in the process of preparing financial statements.  We have evaluated such subsequent events through August 14, 2009, which is the date the accompanying unaudited interim condensed consolidated financial statements were issued (see also Note 14). Additionally, all significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in prior periods have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on operating results as previously reported.

We believe all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in these interim condensed consolidated financial statements. Operating results for the three and six-month periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. We suggest that these unaudited interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

On December 19, 2008, Vector acquired all of the outstanding ownership units of Cyalume Technologies, Inc (“CTI”) from GMS Acquisition Partners Holdings, LLC (“GMS”) (the “Acquisition”). GMS was the sole stockholder in CTI, which has a wholly-owned subsidiary (Cyalume Technologies, S.A.S. or “CTSAS”). At the Acquisition date, Vector changed its name to Cyalume Technologies Holdings, Inc. (“Cyalume”). In these interim condensed consolidated financial statements and footnotes, Cyalume’s operating results include the operations of the former Vector for 2008 and CTI’s operations after the Acquisition date. CTI’s operations prior to the Acquisition date are presented as Predecessor.

CTI manufactures and sells chemiluminescent products and reflective and photoluminescent materials to military, commercial and public safety markets. CTSAS is geographically located in France and represents us in certain international markets, primarily Europe and Asia.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The adoption of SFAS No. 160 on January 1, 2009 did not have an impact on our condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 on January 1, 2009 resulted in additional disclosures in our condensed consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1”). FSP No. 107-1 requires summarized disclosure in interim periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the financial statements, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board Opinion No. 28, Interim Financial Reporting. Previous to FSP No. 107-1, such disclosures were required only for annual periods. The adoption of FSP No. 107-1 on April 1, 2009 resulted in additional disclosures in our unaudited interim condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 on June 30, 2009 required us to disclose the date through which we have evaluated subsequent events and whether that date is the date the financials were issued.

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):
	June 30, 2009	December 31, 2008
Raw materials	$5,011	$5,822
Work-in-process	3,543	3,484
Finished goods	2,321	2,141
	$10,875	$11,447

5.	GOODWILL

Goodwill represents the excess of the cost of acquiring CTI over the net fair value assigned to assets acquired and liabilities assumed. Changes in the carrying amount of goodwill between December 31, 2008 and June 30, 2009 consist of the following (all amounts in thousands):

Balance on December 31, 2008	$60,896
Additional goodwill recognized:
Finalization of the fair value of intangible assets	(2,024)
Finalization of the fair value of property, plant & equipment	(372)
Additional Acquisition costs recognized	435
Adjustments resulting from finalization of deferred taxes	(549)
Changes due to foreign currency translation adjustments	(105)
Balance on June 30, 2009	$58,281

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative liabilities as of June 30, 2009 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Interest rate swaps	Derivatives (noncurrent assets)	$26

The Predecessor did not hold any derivative instruments before the Acquisition.

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

The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swaps’ contractual lives using an estimated risk-free interest rate for each swap settlement date.

Currency Forward Contracts

CTSAS’s functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009 and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’s exposure to changes in the Euro-to-U.S.-dollar exchange rate upon CTSAS’s payment to CTI for these inventory purchases.  Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other loss (income) on our condensed consolidated statement of operations. The fair value of these contracts are determined by taking the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the present value of estimated cash flows developed using, among other data, expectations of future currency exchange rates over the remaining term of the contract discounted at an estimated risk-free interest rate. At June 30, 2009, we hold no such currency forward contracts.

Effect of Derivatives on Statement of Operations

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of operations for the three months ended June 30, 2009 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCI (1)	Reclassified (2)	in Earnings (3)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$131	$—	$—
Derivatives not designated as hedging instruments:
Forward currency contracts	$—	$—	$3

(1)	Amount recognized in accumulated other comprehensive loss (AOCI) (effective portion and net of taxes) during the three months ended June 30, 2009.
(2)	Amount of gain (loss) originally recorded in AOCI but reclassified from AOCI into earnings during the three months ended June 30, 2009.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

(3)
Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other loss (income) on the condensed consolidated statement of operations for the three months ended June 30, 2009.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of operations for the six months ended June 30, 2009 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCI (1)	Reclassified (2)	in Earnings (3)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$118	$—	$—
Derivatives not designated as hedging instruments:
Forward currency contracts	$—	$—	$—

(1)	Amount recognized in accumulated other comprehensive loss (AOCI) (effective portion and net of taxes) during the six months ended June 30, 2009.
(2)	Amount of gain (loss) originally recorded in AOCI but reclassified from AOCI into earnings during the six months ended June 30, 2009.
(3)
Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other loss (income) on the condensed consolidated statement of operations for the six months ended June 30, 2009.

7.	SHARE-BASED AWARDS

On March 3, 2009, our Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “Plan”). The Plan was approved during our Annual Meeting of the Stockholders on June 18, 2009. The purpose of the Plan is to benefit our stockholders by assisting us to attract, retain and provide incentives to key management employees and non-employee directors of, and non-employee consultants to, Cyalume Technologies Holdings, Inc. and its subsidiaries, and to align the interests of such employees, non-employee directors and non-employee consultants with those of our stockholders. Accordingly, the Plan provides for the granting of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided herein. Two million shares have been reserved under the Plan. We expect to file Form S-8 with the SEC to register the shares under the Plan.

Also on March 3, 2009, the Board of Directors authorized the following (i) 75,000 restricted shares of common stock to non-employee consultants; (ii) 133,333 restricted shares of common stock and 200,000 restricted options to our executive officers and other management; and, (iii) a total of 82,500 options to directors.  Details on these awards are as follows:

•
The 75,000 restricted shares to non-employee consultants (including 45,000 earned by our current Chief Executive Officer as a consultant to the Company prior to becoming an employee) are to be issued as payment for services rendered in conjunction with the Acquisition. The fair value of this award was determined to be $225,000 using the quoted market price of the common stock on March 3, 2009 of $3. This is recorded as an increase to goodwill related to the Acquisition on the accompanying condensed consolidated balance sheet as of June 30, 2009. These restricted shares will vest over a 3-year period with no provision requiring continued employment or service to the Company.

•
The 114,333 restricted shares to officers and other management are (i) compensation for their services in 2009, (ii) earned based on meeting board-determined performance goals and (iii) require continued employment over the 3-year vesting period. The fair value of the award was determined to be $172,000 using the quoted market price of the common stock on March 3, 2009 of $3 and applying appropriate estimated forfeiture rates.

•
The 9,000 common shares to our executive officers and other management are (i) compensation for their services during 2008, (ii) were earned based on meeting board-determined goals and (iii) require continued employment over the 3-year vesting period. The fair value of the award was determined to be $27,000, using the quoted market price of the common stock on March 3, 2009 of $3.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

•	Remaining restricted shares totaling 10,000 have been reserved for future awards.

•
The 200,000 restricted options to our Chief Executive Officer are (i) compensation for his services in 2009, (ii) earned based on meeting board-determined performance goals and (iii) require continued employment over the 3-year vesting period. The 82,500 options to directors are compensation for their services as directors that will vest immediately. The award’s fair value of $386,000 was determined using the Black-Scholes pricing model. The following assumptions were used to value the award:

Risk-free interest rate	2.93%
Expected term	10 years
Expected volatility (1)	34.11%
Expected forfeitures for options to our chief executive officer	50%
Expected forfeitures for options to our directors	0%
Dividend yield	0%

On April 24, 2009, the Board of Directors awarded to one director warrants to purchase 150,000 shares of our common stock at $3.50 per share. The warrants are for compensation for services as director that vested immediately. The award’s fair value of $110,000 was determined using the Black-Scholes pricing model. The following assumptions were used to value the award:

Risk-free interest rate	1.87%
Expected term	5 years
Expected volatility (1)	25.98%
Expected forfeitures for options to our directors	0%
Dividend yield	0%

(1)
Because our common stock did not have a trading history that was representative of an operating company as of the date of the award, the expected volatility assumption was derived using historical data of another public company operating in our industry. We believe the volatility estimate calculated from that company is a reasonable benchmark to use in estimating the expected volatility of our common stock; however, that estimated volatility may not necessarily be representative of the volatility of the underlying securities in the future.

On May 16, 2009, the Board of Directors awarded 7,000 common shares to a non-employee consultant as payment for investor relations-related services performed. The fair value of this award was determined to be $25,000 using the quoted market price of the common stock on May 16, 2009 of $3.50 per share.

During the three and six months ended June 30, 2009, total expense recorded for all awards described above was $173,000 and $209,000, respectively.

8.	RESTRUCTURING COSTS

During six months ended June 30, 2008, the Predecessor underwent a corporate restructuring pursuant to which the CEO and two Vice-Presidents left CTI, resulting in a restructuring charge of $1.1 million.  The following table summarizes restructuring cost activity from December 31, 2008 through June 30, 2009 (all amounts in thousands):

Balance on December 31, 2008	$229
Cash payments	(229)
Balance on June 30, 2009	$—

The $1.1 million of restructuring charges is included in the Predecessor’s condensed consolidated statement of operations as an other loss for the six months ended June 30, 2008.

9.	INCOME TAXES

For the six months ended June 30, 2009 and for the Predecessor’s six months ended June 30, 2008, effective tax rates of 32% and 35%, respectively, differed from the statutory rate of 34% due to state and foreign taxes. For the six months ended June 30, 2008, the effective tax rate of (10)% differed from the statutory rate of 34% due to tax-exempt interest income, state taxes and an increase in the valuation allowance on deferred income tax assets.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

For the three months ended June 30, 2009 and for the Predecessor’s three months ended June 30, 2008, effective tax rates of 10% and 32%, respectively, differed from the statutory rate of 34% due to state and foreign taxes. For the three months ended June 30, 2008, the effective tax rate of 92% differed from the statutory rate of 34% due to tax-exempt interest income, state taxes and an increase in the valuation allowance on deferred income tax assets.

10.	NET INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic:
Net income (loss) (in thousands)	$(495)	$7	$(1,268)	$218
Weighted average shares	15,333,160	9,375,000	14,956,448	9,375,000
Basic income (loss) per common share	$(0.03)	$—	$(0.08)	$0.02
Diluted:
Net income (loss) (in thousands)	$(495)	$7	$(1,268)	$218
Weighted average shares	15,333,160	9,375,000	14,956,448	9,375,000
Effect of dilutive securities	— (1)	2,505,099	— (1)	2,496,317
Weighted average shares, as adjusted	15,333,160	11,880,099	14,956,448	11,871,317
Diluted income (loss) per common share	$(0.03)	$—	$(0.08)	$0.02

(1)
Since we experienced a loss during this period, common shares issuable upon exercise of convertible securities were excluded from the loss per share calculation because the effect would be antidilutive.

The following common shares issuable upon exercise of convertible securities were excluded from the calculation of diluted net income (loss) per common share because their effect was antidilutive for each of the periods presented:

	For The Periods Ended June 30,
	2009	2008
Warrants	4,370,256	—
Options	1,745,000	1,462,500

11.	COMMITMENTS AND CONTINGENCIES

Legal

We do not expect that the various legal proceedings we are involved in, including those discussed in the following paragraph, will have a material adverse effect on our future financial position, operating results, or cash flows.

As discussed in Note 2, we acquired CTI on December 19, 2008. As part of the Acquisition, we acquired CTI’s exposure to litigation that existed at the acquisition date. On January 23, 2006, GMS acquired all of the outstanding capital stock of Omniglow Corporation (the “Transaction”) and changed the name of the company to CTI. Prior to, or substantially simultaneously with, the Transaction, CTI sold certain assets and liabilities related to Omniglow Corporation’s novelty and retail business to certain former Omniglow Corporation stockholders and management (the “Omniglow Buyers”).  This was done because CTI sought to retain only the Omniglow Corporation assets and current liabilities associated with its government, military and safety business. During 2006, CTI and the Omniglow Buyers commenced litigation and arbitration proceedings against one another. Claims include breaches of a lease and breaches of various other agreements between CTI and the Omniglow Buyers.  The Omniglow Buyers seek compensatory damages of $1.4 million, to be trebled, and recovery of costs and legal fees. We have filed for damages of $368,000 against the Omniglow Buyers.  We continue to rigorously defend our position on these matters, as we believe the Omniglow Buyers’ claims to be without merit.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

During 2006, CTI and the former stockholders of Omniglow (“Sellers”) commenced arbitration proceedings against one another that are separate and distinct from those discussed in the previous paragraph. These arbitration proceedings included claims with respect to certain representations, warranties, contracts, covenants and other agreements in connection with the Transaction and a number of other unrelated items.  In January 2008, CTI reached settlement with the Sellers on all matters, which resulted in CTI receiving $3.0 million in cash. The terms of the settlement, which was reached to minimize the parties' risk, time and cost of further litigation, gave no explicit consideration as to whether the disputes being resolved arose in the purchase process or pursuant to subsequent events. As a result, CTI followed the guidance in SFAS No. 141, Business Combinations and SFAS No. 16, Prior Period Adjustments and reflected the settlement as a gain in 2008, rather than an adjustment to the purchase price. The net gain of $2.8 million is included in other income on the accompanying condensed consolidated financial statements of the Predecessor for the six months ended June 30, 2008.

12.	FAIR VALUE

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

Level 1	Quoted prices for identical assets or liabilities in active markets to which we have access at the measurement date.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3	Unobservable inputs for the asset or liability.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of June 30, 2009, the only assets and liabilities required to be measured at fair value on a recurring basis were the interest rate swaps described in Note 6, all of which are measured at fair value using Level 2 inputs.  Previous to June 30, 2009, we believed our derivative instruments discussed in Note 6 (interest rate swaps and currency forward contracts) were valued with Level 3, rather than Level 2, inputs. The following table reflects their activity, including their transfer from Level 3 to Level 2, for the three and six month periods ended June 30, 2009 (all amounts in thousands):

	Currency Forward Contracts	Interest Rate Swaps
Balance as of December 31, 2008	$—	$(163)
Transfers into Level 3 from Level 1 or Level 2	—	—
Transfers out of Level 3 into Level 1 or Level 2	—	—
Total gains or (losses), realized or unrealized:
Included in earnings	(3)	—
Included in other comprehensive loss	—	(21)
Purchases, issuances and settlements, net	—	—
Balance as of March 31, 2009	(3)	(184)
Transfers into Level 3 from Level 1 or Level 2	—	—
Transfers out of Level 3 into Level 1 or Level 2	3	184
Total gains or (losses), realized or unrealized:
Included in earnings	—	—
Included in other comprehensive loss	—	—
Purchases, issuances and settlements, net	—	—
Balance as of June 30, 2009	$—	$—

Fair Value of Other Financial Instruments

We have other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, whose carrying amounts approximate fair value.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Six Months Ended June 30,		Predecessor For the Six Months Ended June 30,
	2009	2008	2008
Interest	$970	$—	$2,227
Income taxes	395	—	1,973

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Six Months Ended June 30,		Predecessor For the Six Months Ended June 30,
	2009	2008	2008
Increase in the Acquisition date fair value of intangible assets (a reduction of goodwill)	$2,024	$—	$—
Increase in the Acquisition date fair value of property, plant & equipment (a reduction of goodwill)	372	—	—
Accrual of costs directly related to the Acquisition (an increase to goodwill)	435	—	—
Reduction of goodwill resulting from subsequent recognition of deferred taxes	(549)	—	—

14.	SUBSEQUENT EVENTS

In July 2009, $55,000 of the $64,000 notes payable due to related parties that existed at June 30, 2009 was repaid in full, along with all accrued interest, through the issuance of 17,150 restricted shares of our common stock. This transaction will have a negligible effect on our consolidated financial statements.

As of June 30, 2009, we did not meet two financial covenants that utilize non-GAAP measurements contained in our Revolving Credit and Term Loan Agreement. The Revolving Credit and Term Loan Agreement governs our notes payable, line of credit and derivative transactions with our senior lender. On August 14, 2009, we have reached an agreement subject to conditions precedent with the senior lender (which the parties believe will be satisfied) to waive covenant violations and modify terms of the Revolving Credit and Term Loan Agreement.. There have been no principal or interest payment defaults on these notes and we do not expect any such payment defaults in the future. In accordance with the waiver agreement, certain other terms of the Revolving Credit and Term Loan Agreement were changed, including: (i) modification (some more and some less restrictive) of and addition to the required financial covenants associated with the Revolving Credit and Term Loan Agreement, (ii) shortening of the line of credit’s maturity by one year to December 31, 2010 (iii) a change in the calculation of availability of the line of credit and (iv) a 1.5% increase in the current borrowing rate.  We believe it is probable we will satisfy these future covenant requirements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) and accompanying notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Unless the content otherwise requires, all references to "we", "us", the “Company" or “Cyalume" in this Quarterly Report on Form 10-Q refers to Cyalume Technologies Holdings, Inc.

Overview

On December 19, 2008, we purchased Cyalume Technologies, Inc. (“CTI”). Prior to the acquisition of CTI, we did not engage in any substantive commercial business. The Results of Cyalume Operations section below compares the financial results from our financial statements for the three-month and six-month periods ended June 30, 2009 to the comparable periods in 2008, which did not include the operations of CTI, and also to the operating results of CTI (the “Predecessor”) for the comparable periods in 2008.

Results of Cyalume Operations

Revenues:  For the three months ended June 30, 2009, our revenues were $8.0 million, compared to same period 2008 revenues for us of $0 and for the Predecessor of $10.7 million.  For the six months ended June 30, 2009, our revenues were $14.6 million, compared to same period 2008 revenues for us of $0 and for the Predecessor of $20.9 million. We did not engage in any substantive business operations in the first two quarters of 2008, and as such we recorded no sales during those quarters. For the three-month and six-month periods ended June 30, 2009, our sales were significantly lower than the Predecessor’s sales for the comparable periods in 2008 due to a reduction in units of both chemical light and reflective products sold to the U.S. Military and foreign militaries. We believe this reduced demand for our products was temporary as we are not aware of any material changes in the protocol for the use of our products. Beginning in May 2009, orders from the U.S. Military for chemical light products increased to more normal levels, which supports our belief that the sales reduction is temporary. As a result of the increased orders for the chemical light products, revenues for the three-month period ending June 30, 2009 were 20% higher than revenues for the first quarter, although still below revenues for the same period a year ago. We expect sales of reflective products to the U.S. Military and chemical light products to foreign militaries to increase to more normal levels towards the end of our third fiscal quarter. This is when we expect that stocking levels held by the various militaries will need to be replenished.

Revenues from our ammunition products of $2.9 million for the six-month period ended June 30, 2009 were approximately 97% higher than for the same period in 2008, meeting our growth expectations and partially offsetting declines in the other areas of our business.

Gross profit:  For the three months ended June 30, 2009, our gross profit was $3.4 million, compared to same period 2008 gross profit for us of $0 and for the Predecessor of $6.0 million.  For the six months ended June 30, 2009, our gross profit was $6.1 million, compared to same period 2008 gross profit for us of $0 and for the Predecessor of $11.1 million. We did not engage in any substantive business operations in the first two quarters of 2008, and as such we recorded no cost of sales during those quarters. For the three-month and six-month periods ended June 30, 2009, our cost of sales were significantly lower than the Predecessor’s cost of sales for the comparable periods in 2008 due to the reduction in units sold discussed above.  Our gross margin for the six-months ended June 30, 2009 was 42.2% compared to 53.1% for the Predecessor in 2008. The decline in gross margin is attributable to the decline in sales of higher-margin chemical light sticks to the U.S. Military, the cost of a workforce reduction and the amortization of $572,000 of the inventory step-up to fair market value arising from the acquisition of CTI included in cost of goods sold, combined with normal inflationary increases in costs of labor and materials. We anticipate the amortization of the remaining $148,000 step-up in the third quarter of 2009.

Sales and marketing expenses:  For the three months ended June 30, 2009, our sales and marketing expenses were $746,000, compared to same period 2008 sales and marketing expenses for us of $0 and for the Predecessor of $862,000. For the six months ended June 30, 2009, our sales and marketing expenses were $1.5 million, compared to same period 2008 sales and marketing expenses for us of $0 and for the Predecessor of $1.8 million. We did not engage in any substantive business operations in the first two quarters of 2008, and as such we recorded no sales and marketing expense during those quarters. The reduction compared to the Predecessor is due to the change in commercial sales strategies to make more extensive use of distributors who have established key relations with end-users, rather than trying to sell direct to consumers, thus reducing direct selling expenses.

General and administrative expenses:  For the three months ended June 30, 2009, our general and administrative expenses were $1.4 million, compared to same period 2008 general and administrative expenses for us of $157,000 and for the Predecessor of $1.1 million. For the six months ended June 30, 2009, our general and administrative expenses were $2.6 million, compared to same period 2008 general and administrative expenses for us of $412,000 and for the Predecessor of $2.3 million.  We did not engage in any substantive business operations in the first two quarters of 2008, and as such the only general and administrative expenses incurred were those related to the efforts to consummate a business acquisition and fulfilling our obligations as a publicly traded company. The business acquisition-related expenses ended in 2008 with the acquisition of CTI. Our general and administrative expenses for the three-months and six-months ended June 30, 2009 include the expenses related to being a publicly owned company. The Predecessor’s results for the comparable periods in 2008 did not include similar expenses. As a result, our general and administrative expenses for 2009 are greater than the Predecessor’s for the comparable periods.

Interest expense (income), net:  For the three months ended June 30, 2009, our interest expense was $625,000, compared to same period 2008 interest income was for us of $249,000 and interest expense for the Predecessor of $1.2 million. For the six months ended June 30, 2009, our interest expense was $1.3 million, compared to same period 2008 interest income for us of $613,000 and interest expense for the Predecessor of $2.5 million. In 2008, we earned interest income on cash held in trust pending the completion of an acquisition. In December 2008, this cash was used to purchase CTI, and therefore, our interest income in 2009 has been minimal. Additionally, we borrowed $33.0 million in notes payable to complete the acquisition of CTI, which resulted in our recording interest expense in 2009. Interest expense has decreased compared to the Predecessor due to our having less debt and paying lower average interest rates than the Predecessor.

Amortization of intangible assets:  For the three months ended June 30, 2009, our amortization of intangible asset expense was $739,000, compared to same period 2008 amortization of intangible asset expense for us of $0 and for the Predecessor of $656,000. For the six months ended June 30, 2009, our amortization of intangible asset expense was $1.7 million, compared to same period 2008 amortization of intangible asset expense for us of $0 and for the Predecessor of $1.3 million. As a result of the acquisition of CTI, we recorded significant intangible assets in December 2008. We are amortizing intangible assets into expense in 2009, after having no amortization expense in the comparable periods in 2008. The Predecessor had intangible assets as a result of a prior acquisition, and related amortization of intangible assets expense in 2008.

Other loss (income), net:  For the three months ended June 30, 2009, our other loss expense was $19,000, compared to same period 2008 other loss (income) for us of $0 and other income for the Predecessor of $102,000. For the six months ended June 30, 2009, our other loss expense was $63,000, compared to same period 2008 other loss (income) for us of $0 and other income for the Predecessor of $1.1 million. In the first quarter of 2008, the Predecessor reached a settlement with the pre-2006 owners of CTI in connection with litigation. The Predecessor received $3.0 million in cash, resulting in a net gain of $2.8 million on the settlement. Several one-time expenses partially offset this net gain. The most significant was a restructuring charge of $1.1 million. The Predecessor implemented a restructuring to facilitate its sale to us, pursuant to which the chief executive officer and two vice-presidents left. In addition, the Predecessor incurred approximately $0.6 million of costs related to the acquisition, primarily legal and accounting fees.

Provision for (benefit from) income taxes: The benefit from income taxes increased for the three-month and six-month periods ended June 30, 2009 as compared to the same periods in 2008 due to net operating losses generated by CTI.

Balance Sheet

Assets, other than cash: Assets, other than cash, were $132.6 million at June 30, 2009 compared to $134.6 million at December 31, 2008. The decrease is partly due to the amortization of the inventory step up to fair market values recorded at the date we acquired CTI and intangible assets amortization during the first six months of 2009. In addition, $2.0 million was moved from goodwill into other intangible assets in the second quarter. The remaining changes in asset values are the result of normal business activities.

Liabilities: Liabilities were $46.4 million at June 30, 2009, compared to $50.2 million at December 31, 2008. The decrease is due to: a) common stock subject to mandatory redemption declining $1.1 million after the redemption of 139,850 shares of common stock held by stockholders who voted against the acquisition of CTI and which was finalized in the first quarter of 2009, and b) payments made on notes payable. The remaining changes are the result of normal business activities.

Liquidity and Capital Resources
Cash on hand was $1.0 million at June 30, 2009 and $4.0 million at December 31, 2008. The decrease since December 31, 2008 resulted primarily from paying $1.1 million to complete the redemption of common stock as part of the acquisition of CTI, $1.8 million in payments on the line of credit and notes payable, and $263,000 to purchase shares of our common stock from certain members of CTI management.

As a result of the lower than anticipated sales experienced this year, we did not meet two financial covenants contained in our Revolving Credit and Term Loan Agreement for the three months ended June 30, 2009. The Revolving Credit and Term Loan Agreement governs our notes payable, line of credit and derivative transactions with our senior lender. On August 14, 2009, we have reached an agreement subject to conditions precedent with the senior lender (which the parties believe will be satisfied) to waive covenant violations and modify terms of the Revolving Credit and Term Loan Agreement. There have been no principal or interest payment defaults on these notes and we do not expect any such payment defaults in the future.

In accordance with the waiver agreement, certain other terms of the Revolving Credit and Term Loan Agreement were changed, including modification (some more and some less restrictive) of and addition to the required financial covenants associated with the Revolving Credit and Term Loan Agreement, shortening of the line of credit’s maturity and a change in the calculation of availability of the line of credit.  We believe it is probable we will satisfy these future covenant requirements.

During the six months ended June 30, 2009, 1,635,643 shares of common stock were issued due to the exercise of common stock warrants. The impact on liquidity was negligible as most warrants were exercised on a cashless basis.

Forecasted principal and interest payments on bank debt for the next 12 months are $6.0 million and will be funded from operating cash flows. In 2008, we made $500,000 in bank debt payments, exclusive of the debt payments made at the acquisition of CTI. CTI made principal and interest payments of $7.8 million in 2008 prior to being acquired by us.

The 2009 capital expenditures budget is expected to be funded from operating cash flows. In the second quarter we began the implementation of a new company-wide computer system to improve our operations and financial information. It is anticipated that this implementation, when completed in 2010, will cost $600,000 to complete, with $114,000 incurred in the second quarter.

Although we believe that we have sufficient cash from operations to continue operations for the next twelve months, we are considering financing alternatives that may take effect in the later part of 2009.

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

Goodwill

We apply the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, to goodwill. Goodwill is deemed to have an indefinite life and accordingly, is not subject to annual amortization.  Goodwill is subject to annual impairment reviews, and, if conditions warrant, interim reviews based upon its estimated fair value.  Impairment charges, if any, are recorded in the period in which the impairment is determined. No such charges have been recorded in the three or six month periods ended June 30, 2009 and 2008.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2009.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Company and Affiliated Purchasers
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs
January 1 to January 31	32,903	(1)	$7.97	—	$—
February 1 to February 28	—		—	—	—
March 1 to March 31	—		—	—	—
April 1 to April 30	—		—	—	—
May 1 to May 31	—		—	—	—
June 1 to June 30	—		—	—	—

(1)
The shares were repurchased from members of management. These shares were a portion of the shares that certain members of CTI’s management received relating to the December 19, 2008 acquisition of CTI. Our Board of Directors voted at its January 13, 2009 meeting to honor a pre-Acquisition verbal commitment to repurchase 20% (or 32,903) of such shares to provide the holders of those shares with cash to pay personal income taxes arising from exchanging their shares of GMS Acquisition Partners for Cyalume common stock during the acquisition of CTI.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2009, we did not meet two financial covenants that utilize non-GAAP measurements contained in our Revolving Credit and Term Loan Agreement. The Revolving Credit and Term Loan Agreement governs our notes payable, line of credit and derivative transactions with our senior lender. On August 14, 2009, we have reached an agreement subject to conditions precedent with the senior lender (which the parties believe will be satisfied) to waive covenant violations and modify terms of the Revolving Credit and Term Loan Agreement. There have been no principal or interest payment defaults on these notes and we do not expect any such payment defaults in the future.

In accordance with the waiver agreement, certain other terms of the Revolving Credit and Term Loan Agreement were changed, including modification (some more and some less restrictive) of and addition to the required financial covenants associated with the Revolving Credit and Term Loan Agreement, shortening of the line of credit’s maturity and a change in the calculation of availability of the line of credit.  We believe it is probable we will satisfy these future covenant requirements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 18, 2009 at 345 Park Avenue, New York City, NY 10154. Our stockholders voted on the following three proposals.

Proposal 1: Election of Directors

The eleven directors standing for election (Winston Churchill, Yaron Eitan, Archie Clemins, Doren Cohen, Jason Epstein, Daniel Gaspar, Joseph Gorman, General (Ret.) Jack Keane, Frank Kline, Thomas Rebar, and Yair Shamir) were each re-elected to serve until the 2010 annual meeting of stockholders. Each nominee received 11,798,361 shares voting in favor and 17,600 shares voting against.

Proposal 2: Approval and Ratification of the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “Plan”)

The Plan was approved and ratified with 9,134,661 shares voting in favor, 600 shares voting against and 1,400 shares abstaining.

Proposal 3: Ratification of Independent Auditors

Stockholders ratified the appointment of CCR LLP as our independent auditor. There were 11,780,978 shares voting in favor, 16,200 shares voting against and 18,788 shares abstained.

ITEM 5.	OTHER INFORMATION

The Board of Directors approved a written charter for its nominating committee on March 3, 2009. There were no changes to the procedures by which security holders may recommend nominees to our Board of Directors.

There is no information to report under this item in lieu of reporting that information on Form 8-K.

ITEM 6.	EXHIBITS

Exhibit Number		Description
10.1		Employment agreement of Derek Dunaway, Chief Executive Officer, Cyalume Technologies, Inc. (1)
10.2		Employment agreement of Michael Bielonko, Chief Financial Officer, Cyalume Technologies, Inc. (1)
10.3		Employment agreement of Thomas McCarthy, Government Sales Vice President, Cyalume Technologies, Inc. (1)
10.4		Employment agreement of Tomas Ogas, Operations Vice President, Cyalume Technologies, Inc. (1)
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Incorporated by reference to the Current Report on Form 8-K dated May 14, 2009 and filed with the Commission June 4, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: August 14, 2009	By:	/s/ DEREK DUNAWAY

Derek Dunaway, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ MICHAEL BIELONKO

Michael Bielonko, Chief Financial Officer
(Principal Financial Officer)