Form 10-Q
period 2009-09-30
Cyalume Technologies Holdings, Inc.
filed 2009-11-23
CIK 1335293

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 18, 2009, there were outstanding 15,420,925 shares of the registrant’s Common Stock, par value $.001 per share.

Cyalume Technologies Holdings, Inc.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2009 and 2008	4

Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2009 and 2008	5

Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	6

Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the nine months ended September 30, 2009 (unaudited)	7

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share information)
(Unaudited)

			Predecessor
	For the Three	For the Three	For the Three
	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,
	2009	2008	2008
Revenues	$9,860	$—	$10,833
Cost of goods sold	5,938	—	5,411
Gross profit	3,922	—	5,422

Other expenses (income):
Sales and marketing	791	—	738
General and administrative	887	225	1,210
Research and development	487	—	306
Interest, net	673	(287)	1,221
Interest – related party	16	2	—
Amortization of intangible assets	878	—	659
Other, net	16	—	59
Total other expenses (income)	3,748	(60)	4,193

Income before income taxes	174	60	1,229
Provision for (benefit from) income taxes	(151)	2	517
Net income	$325	$58	$712

Net income per common share:
Basic	$0.02	$0.01
Diluted	$0.02	$—

Weighted average shares used to compute net income per common share:
Basic	15,352,478	9,375,000
Diluted	15,418,949	11,944,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share information)
(Unaudited)

			Predecessor
	For the Nine	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,
	2009	2008	2008
Revenues	$24,443	$—	$31,686
Cost of goods sold	14,374	—	15,201
Gross profit	10,069	—	16,485

Other expenses (income):
Sales and marketing	2,322	—	2,532
General and administrative	3,489	637	3,520
Research and development	1,295	—	984
Interest, net	1,925	(899)	3,715
Interest – related party	45	4	—
Amortization of intangible assets	2,612	—	1,968
Other, net	79	—	(1,038)
Total other expenses (income)	11,767	(258)	11,681

Income (loss) before income taxes	(1,698)	258	4,804
Provision for (benefit from) income taxes	(755)	(18)	1,754
Net income (loss)	$(943)	$276	$3,050

Net income (loss) per common share:
Basic	$(0.06)	$0.03
Diluted	$(0.06)	$0.02

Weighted average shares used to compute net income (loss) per common share:
Basic	15,089,909	9,375,000
Diluted	15,089,909	11,896,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except shares and per share information)

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Current assets:
Cash	$1,831	$3,952
Accounts receivable, net of allowance for doubtful accounts of $217 and $452 at September 30, 2009 and December 31, 2008, respectively	4,542	3,508
Inventories, net	9,734	11,447
Income taxes refundable	377	701
Deferred income taxes	425	317
Prepaid expenses and other current assets	204	195
Total current assets	17,113	20,120

Property, plant and equipment, net	8,250	7,882
Goodwill	58,452	60,896
Other intangible assets, net	49,908	49,426
Other noncurrent assets	138	188
Total assets	$132,861	$138,512

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$3,300	$3,500
Current portion of notes payable	4,120	3,621
Accounts payable	3,450	3,230
Accrued expenses and other current liabilities	2,451	2,550
Common stock subject to mandatory redemption	—	1,123
Notes payable and advance due to related parties	9	64
Income taxes payable	7	5
Total current liabilities	13,337	14,093

Notes payable, net of current portion	22,626	25,581
Notes payable due to related parties, net of current portion	1,048	1,000
Deferred income taxes	7,801	9,237
Derivatives	127	163
Asset retirement obligation, net of current portion	156	128
Total liabilities	45,095	50,202

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,360,925 and 13,719,035 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	15	14
Additional paid-in capital	87,410	87,348
Retained earnings	286	1,229
Accumulated other comprehensive income (loss)	55	(281)
Total stockholders’ equity	87,766	88,310
Total liabilities and stockholders' equity	$132,861	$138,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Income (Loss)
Balance at December 31, 2008	13,719,035	$14	$87,348	$1,229	$(281)	$88,310	$—
Exercise of warrants	5,500	—	27	—	—	27	—
Exercise of warrants - cashless	1,630,143	1	(1)	—	—	—	—
Common stock repurchased	(32,903)	—	(263)	—	—	(263)	—
Common stock awarded (not yet issued) for acquisition-related services	—	—	180	—	—	180	—
Common stock issued for acquisition-related services	15,000	—	45	—	—	45	—
Common stock issued to extinguish notes payable	17,150	—	82	—	—	82	—
Share-based compensation expense - warrants awarded to director	—	—	110	—	—	110	—
Share-based compensation expense - options awarded under the 2009 Omnibus Securities and Incentive Plan	—	—	98	—	—	98	—
Share-based compensation expense - common stock issued to non-employee consultant	7,000	—	25	—	—	25	—
Share-based compensation expense - common stock awarded (not yet issued) under the 2009 Omnibus Securities and Incentive Plan	—	—	38	—	—	38	—
Stock registration costs	—	—	(279)	—	—	(279)	—
Foreign currency translation adjustments	—	—	—	—	314	314	314
Unrealized gain on cash flow hedges, net of taxes of $14	—	—	—	—	22	22	22
Net loss	—	—	—	(943)	—	(943)	(943)
Comprehensive loss	—	—	—	—	—	—	$(607)
Balance at September 30, 2009	15,360,925	$15	$87,410	$286	$55	$87,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
 Condensed Consolidated Statements of Cash Flows
(in thousands, except shares)
(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	Predecessor For the Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net income (loss)	$(943)	$276	$3,050
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	479	—	651
Amortization	3,446	—	2,216
Provision for deferred income taxes	(1,009)	—	1,056
Expense associated with share-based awards	271	—	—
Other non-cash expenses	357	—	254
Changes in operating assets and liabilities:
Accounts receivable	(1,024)	—	(1,091)
Inventories	953	—	(2,183)
Prepaid expenses and other current assets	(9)	85	304
Deferred acquisition costs	—	(275)	—
Accounts payable and accrued liabilities	(22)	51	(620)
Income taxes payable, net	329	(85)	(2,270)
Accrued interest on notes payable to related parties	—	14	—
Net cash provided by operating activities	2,828	66	1,367

Cash flows from investing activities:
Payments to trust account	—	(399)	—
Purchases of long-lived assets	(449)	—	(1,212)
Net cash used in investing activities	(449)	(399)	(1,212)

Cash flows from financing activities:
Repayment of advances from and notes payable to related parties	—	(150)	—
Payments for common stock subject to redemption	(1,123)	—	—
Net repayment of line of credit	(200)	—	—
Payments of Predecessor notes payable	—	—	(2,428)
Repayment of long-term notes payable	(2,633)	—	—
Payments to reacquire and retire common stock	(263)	—	—
Payment of stock registration costs	(279)	—	—
Payment of deferred financing costs	(75)	—	—
Refund of debt issue costs	10	—	—
Proceeds from exercises of warrants	27	—	—
Net cash used in financing activities	(4,536)	(150)	(2,428)

Effect of exchange rate changes on cash	36	—	30
Net decrease in cash	(2,121)	(483)	(2,243)
Cash, beginning of period	3,952	570	5,743
Cash, end of period	$1,831	$87	$3,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	BASIS OF PRESENTATION

We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

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

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at September 30, 2009, including the estimates inherent in the process of preparing financial statements.  We have evaluated such subsequent events through November 23, 2009, which is the date the accompanying unaudited interim condensed consolidated financial statements were issued (see also Note 16). Additionally, all significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in prior periods have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on operating results as previously reported.

We believe all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in these unaudited interim condensed consolidated financial statements. Operating results for the three and nine-month periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. We suggest that these unaudited interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

On December 19, 2008, Vector acquired all of the outstanding ownership units of Cyalume Technologies, Inc. (“CTI”) from GMS Acquisition Partners Holdings, LLC (“GMS”) (the “Acquisition”). GMS was the sole stockholder in CTI, which has a wholly-owned subsidiary (Cyalume Technologies, S.A.S. or “CTSAS”). At the Acquisition date, Vector changed its name to Cyalume Technologies Holdings, Inc. (“Cyalume”). In these interim condensed consolidated financial statements and footnotes, Cyalume’s operating results include the operations of the former Vector for 2008 and CTI’s operations after the Acquisition date. CTI’s operations prior to the Acquisition date are presented as Predecessor.

CTI manufactures and sells chemiluminescent products and reflective and photoluminescent materials to military, commercial and public safety markets. CTSAS is geographically located in France and represents us in certain international markets, primarily Europe and Asia.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB. The ASC reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. All existing accounting standards documents are superseded as described in Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. All of the contents of the ASC carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identified and ranked the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with U.S. GAAP. Also included in the ASC are rules and interpretive releases of the SEC, under authority of federal securities laws that are also sources of authoritative U.S. GAAP for SEC registrants. The ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of the ASC as of July 1, 2009 had no impact on our financial statements other than changing the way specific accounting standards are referenced in our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”), which is now codified within ASC 810 Consolidation. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The adoption of SFAS No. 160 on January 1, 2009 did not have an impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), which is now codified within ASC 815 Derivatives and Hedging. SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 on January 1, 2009 resulted in additional disclosures in our condensed consolidated financial statements.

Effective January 1, 2009, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, (“SFAS No. 157”), which is now codified within ASC 820 Fair Value Measurements and Disclosures, for our nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis.  Previous to January 1, 2009, SFAS No. 157 did not apply to such assets and liabilities. The adoption of SFAS No. 157 on January 1, 2009 for such assets and liabilities did not have an impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1”), which is now codified within ASC 825 Financial Instruments. FSP No. 107-1 requires summarized disclosure in interim periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the financial statements. Previous to FSP No. 107-1, such disclosures were required only for annual periods. The adoption of FSP No. 107-1 on April 1, 2009 resulted in additional disclosures in our unaudited interim condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which is now codified within ASC 855 Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 on June 30, 2009 required us to disclose the date through which we have evaluated subsequent events and whether that date is the date the financials were issued.

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$4,945	$5,822
Work-in-process	2,874	3,484
Finished goods	1,915	2,141
	$9,734	$11,447

5.	GOODWILL

Goodwill represents the excess of the cost of acquiring CTI over the net fair value assigned to the assets acquired and liabilities assumed. Changes in the carrying amount of goodwill between December 31, 2008 and September 30, 2009 consist of the following (all amounts in thousands):

Balance on December 31, 2008	$60,896
Finalization of the fair value of intangible assets	(2,024)
Finalization of the fair value of property, plant & equipment	(372)
Additional Acquisition costs recognized	435
Adjustments to deferred taxes associated with tangible and intangible asset valuations	(549)
Changes due to foreign currency translation adjustments	66
Balance on September 30, 2009	$58,452

6.	NOTES PAYABLE

Effective September 1, 2009, CTI, Cyalume and TD Bank, N.A. entered into a First Amendment to Credit Agreement and Limited Waiver (the “Loan Amendment”). The Loan Amendment was signed on September 11, 2009 and amends the Revolving Credit and Term Loan Agreement (the “Original Credit Agreement”) dated as of December 19, 2008 among CTI, Cyalume and TD Bank, N.A. The Loan Amendment was attributable to CTI not meeting two financial covenants that utilize non-GAAP measurements contained in our Original Credit Agreement. The Loan Amendment, among other things:

•	Waived the requirement that CTI be in compliance as of June 30, 2009 with certain financial covenants contained in the Original Credit Agreement;

•	Changed the maturity date of the line of credit from December 19, 2011 to December 31, 2010;

•	Increased the Base Rate charged on the line of credit by an Applicable Margin, which is defined in the Loan Amendment;

•	Reduced the maximum management fee that CTI may pay to Cyalume from $125,000 per quarter to $21,000 per month;

•	Increased the maximum allowable Leverage Ratios for the months of September 2009 through December 2009 and

•	Added a minimum quarterly EBITDA covenant.

As of September 30, 2009, CTI achieved the required minimum quarterly EBITDA covenant, but did not achieve the service coverage and leverage ratio covenants in the Original Credit Agreement, as amended. Effective November 20, 2009 CTI, Cyalume and TD Bank, N.A. reached an agreement that will result in the following changes to the Original Credit Agreement, as amended:

•
Waived the requirement that CTI be in compliance as of September 30, 2009 with the service coverage and leverage ratio covenants contained in the Original Credit Agreement, as amended by the Loan Amendment;

•	Requires that all net proceeds from any new subordinated debt or equity offerings be used to pay-down senior debt;

•	Requires the Company to receive at least $3.0 million in new subordinated debt or equity offering before April 30, 2010;

•
Set new schedules of required ratios for maximum senior leverage, minimum fixed charge coverage and minimum total debt service coverage ratios and set new quarterly EBITDA targets to take effective December 31, 2009 and

•	Requires the Company to maintain $1.0 million cash on the consolidated balance sheet.

We fully expect to achieve the revised covenants of the Revolving Credit and Term Loan Agreement and all subsequent amendments. There have been no principal or interest payment defaults on these notes and we do not expect any such payment defaults in the future.

7.	NOTES PAYABLE AND ADVANCE DUE TO RELATED PARTIES

In July 2009, $55,000 of the $64,000 notes payable due to related parties that existed at December 31, 2008 was repaid in full, along with all accrued interest, through the issuance of 17,150 restricted and unregistered shares of our common stock.

8.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative liabilities as of September 30, 2009 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contract	Accrued expenses and other current liabilities (current liabilities)	$(3)
Interest rate swaps	Derivatives (noncurrent liabilities)	(127)

The Predecessor did not hold any derivative instruments before the Acquisition.

Interest Rate Swaps

Simultaneous with the Acquisition, we entered into two pay-fixed, receive-variable interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on certain senior long-term notes payable that were also entered into on the date of the Acquisition. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in consolidated accumulated other comprehensive income (loss). These changes in fair value must be reclassified in whole or in part from consolidated accumulated other comprehensive income (loss) into earnings if, and when, a comparison of the swaps and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. We expect these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship and therefore we do not expect to reclassify any portion of these unrealized losses from consolidated accumulated other comprehensive income (loss) to earnings in the future.

The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swaps’ contractual lives using an estimated risk-free interest rate for each swap settlement date.

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009 and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S.-dollar exchange rate upon CTSAS’ payment to CTI for these inventory purchases.  Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other expenses (income) on our condensed consolidated statement of operations. The fair value of these contracts are determined by taking the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the present value of estimated cash flows developed using, among other data, expectations of future currency exchange rates over the remaining term of the contract discounted at an estimated risk-free interest rate. At September 30, 2009, we held one such currency forward contract.

Effect of Derivatives on Statement of Operations

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of operations for the three months ended September 30, 2009 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCI (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedges:
Interest rate swaps	$(96)	$—	$—
Derivatives not designated as hedging instruments:
Currency forward contracts	$—	$—	$(3)

(1)	Amount recognized in accumulated other comprehensive income (loss) (AOCI) (effective portion and net of taxes) during the three months ended September 30, 2009.

(2)	Amount of gain (loss) originally recorded in AOCI but reclassified from AOCI into earnings during the three months ended September 30, 2009.

(3)
Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other expenses (income) on the condensed consolidated statement of operations for the three months ended September 30, 2009.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of operations for the nine months ended September 30, 2009 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCI (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedges: relationships:
Interest rate swaps	$22	$—	$—
Derivatives not designated as hedging instruments:
Currency forward contracts	$—	$—	$(3)

(1)	Amount recognized in accumulated other comprehensive income (loss) (AOCI) (effective portion and net of taxes) during the nine months ended September 30, 2009.

(2)	Amount of gain (loss) originally recorded in AOCI but reclassified from AOCI into earnings during the nine months ended September 30, 2009.

(3)
Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other expenses (income) on the condensed consolidated statement of operations for the nine months ended September 30, 2009.

9.	SHARE-BASED AWARDS

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

Also on March 3, 2009, the Board of Directors authorized under the Plan the following awards: (i) 75,000 restricted shares of common stock to non-employee consultants; (ii) 119,333 restricted shares of common stock and 200,000 restricted options to our executive officers and other management; and, (iii) a total of 82,500 options to directors.  Details on these awards are as follows:

•
The 75,000 restricted common shares to non-employee consultants (including 45,000 earned by our current Chief Executive Officer as a consultant to Vector prior to becoming our Chief Executive Officer) are to be issued as payment for services rendered in conjunction with the Acquisition. The fair value of this award was determined to be $225,000 using the quoted market price of the common stock on March 3, 2009 of $3. This is recorded as an increase to goodwill related to the Acquisition on the accompanying condensed consolidated balance sheet as of September 30, 2009. These restricted shares will vest over a 3-year period with no provision requiring continued employment or service.

•
The 100,333 restricted common shares to officers and other management are (i) compensation for their services in 2009, (ii) earned based on meeting board-determined performance goals and (iii) require continued employment over the 3-year vesting period. The fair value of the award was determined to be $151,000 using the quoted market price of the common stock on March 3, 2009 of $3 and applying appropriate estimated forfeiture rates.

•
The 9,000 restricted common shares to our executive officers and other management are (i) compensation for their services during 2008, (ii) were earned based on meeting board-determined goals and (iii) require continued employment over the 3-year vesting period. The fair value of the award was determined to be $27,000, using the quoted market price of the common stock on March 3, 2009 of $3.

•	Remaining restricted common shares totaling 10,000 have been reserved for future awards.

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

On April 24, 2009, the Board of Directors awarded to one director warrants to purchase 150,000 shares of our common stock at $3.50 per share under the Plan. The warrants are for compensation for services as director that vested immediately. The award’s fair value of $110,000 was determined using the Black-Scholes pricing model. The following assumptions were used to value the award:

Risk-free interest rate	1.87%
Expected term	5 years
Expected volatility (1)	25.98%
Expected forfeitures for options to our directors	0%
Dividend yield	0%

On July 17, 2009, the Board of Directors granted 40,000 restricted shares of common stock and 110,000 restricted options to one of our executive officers under the Plan.  These restricted shares and options are (i) compensation for his services in 2009, (ii) earned based on meeting board-determined performance goals and (iii) require continued employment over the 4-year vesting period. The fair value of the stock award was determined to be $157,000 using the quoted market price of the common stock on July 17, 2009 of $3.93 and applying appropriate estimated forfeiture rates. The fair value of the option award was determined to be $223,000 using was determined using the Black-Scholes pricing model. The following assumptions were used to value the award:

Risk-free interest rate	3.67%
Expected term	10 years
Expected volatility (1)	33.99%
Expected forfeitures	50%
Dividend yield	0%

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

On May 16, 2009, the Board of Directors awarded 7,000 common shares to a non-employee consultant as payment for investor relations-related services performed. The fair value of this award was determined to be $25,000 using the quoted market price of the common stock on May 16, 2009 of $3.50 per share.  These 7,000 shares are not registered and were not issued under the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan.

During the three and nine months ended September 30, 2009, total expense recorded for all awards described above was $62,000 and $271,000, respectively.

10.	RESTRUCTURING COSTS

During nine months ended September 30, 2008, the Predecessor underwent a corporate restructuring pursuant to which the CEO and two Vice-Presidents left CTI, resulting in a restructuring charge of $1.1 million.  The following table summarizes the restructuring cost liability’s activity from December 31, 2008 through September 30, 2009 (all amounts in thousands):

Balance on December 31, 2008	$229
Cash payments	(229)
Balance on September 30, 2009	$—

The $1.1 million of restructuring charges is included in the Predecessor’s condensed consolidated statement of operations as an other expense for the nine months ended September 30, 2008.

11.	INCOME TAXES

For the nine months ended September 30, 2009 and for the Predecessor’s nine months ended September 30, 2008, effective tax rates of 44% and 37%, respectively, differed from the statutory rate of 34% due to state and foreign taxes. For the nine months ended September 30, 2008, the effective tax rate of (7)% differed from the statutory rate of 34% due to tax-exempt interest income, state taxes and an increase in the valuation allowance on deferred income tax assets.

For the three months ended September 30, 2009 and for the Predecessor’s three months ended September 30, 2008, effective tax rates of (87)% and 42%, respectively, differed from the statutory rate of 34% due to state and foreign taxes. For the three months ended September 30, 2008, the effective tax rate of 3% differed from the statutory rate of 34% due to tax-exempt interest income, state taxes and an increase in the valuation allowance on deferred income tax assets.

12.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of warrants and options (using the treasury stock method).

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic:	2009	2008	2009	2008
Net income (loss) (in thousands)	$325	$58	$(943)	$276
Weighted average shares	15,352,478	9,375,000	15,089,909	9,375,000
Basic income (loss) per common share	$0.02	$0.01	$(0.06)	$0.03
Diluted:
Net income (loss) (in thousands)	$325	$58	$(943)	$276
Weighted average shares	15,352,478	9,375,000	15,089,909	9,375,000
Effect of dilutive securities	66,471	2,569,844	— (1)	2,521,460
Weighted average shares, as adjusted	15,418,949	11,944,844	15,089,909	11,896,460
Diluted income (loss) per common share	$0.02	$—	$(0.06)	$0.02

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

The following common shares issuable upon exercise of convertible securities were excluded from the calculation of diluted net income (loss) per common share because their effect was antidilutive for each of the periods presented:

	For The Periods Ended September 30,
	2009	2008
Warrants	4,370,256	—
Options	1,855,000	1,462,500

13.	COMMITMENTS AND CONTINGENCIES

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

During 2006, CTI and the former stockholders of Omniglow (“Sellers”) commenced arbitration proceedings against one another that are separate and distinct from those discussed in the previous paragraph. These arbitration proceedings included claims with respect to certain representations, warranties, contracts, covenants and other agreements in connection with the Transaction and a number of other unrelated items.  In January 2008, CTI reached settlement with the Sellers on all matters, which resulted in CTI receiving $3.0 million in cash. The terms of the settlement, which was reached to minimize the parties' risk, time and cost of further litigation, gave no explicit consideration as to whether the disputes being resolved arose in the purchase process or pursuant to subsequent events. Consequently, CTI presented the settlement as a gain in 2008, rather than an adjustment to the purchase price. The net gain of $2.8 million is included in other income on the accompanying condensed consolidated financial statements of the Predecessor for the nine months ended September 30, 2008.

14.	FAIR VALUE

Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. We group all assets and liabilities reported at fair value based on significant levels of inputs as follows:

Level 1	Quoted prices for identical assets or liabilities in active markets to which we have access at the measurement date.

Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	Unobservable inputs for the asset or liability.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of September 30, 2009, the only assets and liabilities required to be measured at fair value on a recurring basis were the interest rate swaps and the currency forward contract described in Note 8, all of which are measured at fair value using Level 2 inputs.

We have other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, whose carrying amounts approximate fair value.

15.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Nine Months Ended September 30,		Predecessor For the Nine Months Ended September 30,
	2009	2008	2008
Interest	$1,495	$—	$3,207
Income taxes	608	—	2,046

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Nine Months Ended September 30,		Predecessor For the Nine Months Ended September 30,
	2009	2008	2008
Increase in the Acquisition date fair value of intangible assets (a reduction of goodwill)	$2,024	$—	$—
Increase in the Acquisition date fair value of property, plant & equipment (a reduction of goodwill)	372	—	—
Accrual of costs directly related to the Acquisition (an increase to goodwill)	435	—	—
Reduction of goodwill resulting from subsequent recognition of deferred taxes	549	—	—
Remeasurement of asset retirement obligation	26	—	—
Extinguishment of notes payable due to related parties by issuing common stock	82	—	—

16.	SUBSEQUENT EVENTS

See Note 6 for a discussion of an agreement with our senior lender that was reached on November 23, 2009.

On November 18, 2009, we entered to a Management Agreement with Selway Capital, LLC (“Selway”) that provides for (but is not limited to) the following services to be performed by Selway on our behalf:

1)	Strategic development and implementation as well as consultation to our chief executive officer on a regular basis as per his reasonable requests;

2)
Identifying strategic partners with companies with which Selway has relationships and access. In this connection, Selway will focus on building partnerships with companies in Israel, Singapore, India and Europe. The focus will be on the expansion of our munitions business;

3)	Advise and support us on our investor relations strategy;

4)	Advise and support our future fund raising, including identifying sources of capital in the United States; and

5)	Support our mergers and acquisitions strategy and play an active role in our due diligence and analysis.

The Management Agreement stipulates that these services will be performed by Yaron Eitan, a member of our board of directors and an employee of Selway, with the assistance as needed from other employees of Selway.  The Management Agreement is retroactive to October 1, 2009, expires on October 1, 2012 and can terminated by either us or Selway upon 30-days’ written notice or upon our default in payment or Selway’s failure to perform services under the Management Agreement. Selway’s compensation for these services will be $41,666.67 per month for the duration of the Management Agreement. However, we are only required to pay $11,000 per month through January 31, 2010 with the balance of $31,666.67 per month remaining unpaid until our senior lender consents to such payment. Additionally, Selway can earn a $210,000 bonus, payable in cash or our common stock at the discretion of our board of directors. We will also reimburse Selway for costs incurred specifically on our behalf for these services. Under the Management Agreement, we indemnify Selway and Selway indemnifies us against certain losses incurred while carrying out its obligations under the Management Agreement.

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

Overview

On December 19, 2008, we purchased Cyalume Technologies, Inc. (“CTI”). Prior to the acquisition of CTI, we did not engage in any substantive commercial business. The Results of Cyalume Operations section below compares the financial results from our financial statements for the three-month and nine-month periods ended September 30, 2009 to the comparable periods in 2008, which did not include the operations of CTI, and also to the operating results of CTI (the “Predecessor”) for the comparable periods in 2008.

Results of Cyalume Operations

Revenues:  For the three months ended September 30, 2009, our revenues were $9.9 million, compared to same period 2008 revenues for us of $0 and for the Predecessor of $10.8 million.  For the nine months ended September 30, 2009, our revenues were $24.4 million, compared to same period 2008 revenues for us of $0 and for the Predecessor of $31.7 million. We did not engage in any substantive business operations in the first three quarters of 2008, and as such we recorded no sales during those quarters. For the three-month and nine-month periods ended September 30, 2009, our sales were significantly lower than the Predecessor’s sales for the comparable periods in 2008 due to a reduction in units of both chemical light and reflective products sold to the U.S. Military and foreign militaries. We believe this reduced demand for our products is temporary as we are not aware of any material changes in the protocol for the use of our products. Beginning in May 2009, orders from the U.S. Military for chemical light products increased to more normal levels, which supports our belief that the sales reduction is temporary. Primarily as a result of the increased military orders for the chemical light products and ammunition products, revenues for the three-month period ending September 30, 2009 were 24% higher than revenues for the second quarter of 2009 and 49% higher than revenues for the first quarter of 2009, although still below revenues for the same period a year ago. Military-related revenues from our chemical light products during the three-month period ending September 30, 2009 were 39% higher than revenues for the second quarter of 2009 and 59% higher than revenues for the first quarter of 2009. Revenues from our ammunition products of $4.7 million for the nine-month period ended September 30, 2009 were approximately 162% higher than for the same period in 2008, meeting our growth expectations and partially offsetting declines in the other areas of our business. Sales of reflective products have remained stable throughout 2009.

Gross profit:  For the three months ended September 30, 2009, our gross profit was $3.9 million, compared to same period 2008 gross profit for us of $0 and for the Predecessor of $5.4 million.  For the nine months ended September 30, 2009, our gross profit was $10.1 million, compared to same period 2008 gross profit for us of $0 and for the Predecessor of $16.5 million. We did not engage in any substantive business operations in the first three quarters of 2008, and as such we recorded no cost of sales during those quarters. For the nine-month period ended September 30, 2009, our cost of sales was significantly lower than the Predecessor’s cost of sales for the comparable period in 2008 due to the reduction in units sold during the first two quarters of 2009 discussed above.  For the three-month period ended September 30, 2009, our cost of sales were $527,000 higher than the Predecessor’s cost of sales for the comparable period in 2008 due to the increase in ammunition products sales discussed above.  Our gross margin for the nine-months ended September 30, 2009 was 41.2% compared to 52.0% for the Predecessor in 2008. The decline in gross margin is attributable to the decline in sales of higher-margin chemical light sticks to the U.S. Military and the amortization of $655,000 of the inventory step-up to fair market value arising from the acquisition of CTI included in cost of goods sold. We anticipate the amortization of the remaining $67,000 step-up in the fourth quarter of 2009.

Sales and marketing expenses:  For the three months ended September 30, 2009, our sales and marketing expenses were $791,000, compared to same period 2008 sales and marketing expenses for us of $0 and for the Predecessor of $738,000. For the nine months ended September 30, 2009, our sales and marketing expenses were $2.3 million, compared to same period 2008 sales and marketing expenses for us of $0 and for the Predecessor of $2.5 million. We did not engage in any substantive business operations in the first three quarters of 2008, and as such we recorded no sales and marketing expense during those quarters. The reduction compared to the Predecessor is due to the change in commercial sales strategies to make more extensive use of distributors who have established key relations with end-users, rather than trying to sell direct to consumers, thus reducing direct selling expenses.

General and administrative expenses:  For the three months ended September 30, 2009, our general and administrative expenses were $887,000, compared to same period 2008 general and administrative expenses for us of $225,000 and for the Predecessor of $1.2 million. For the nine months ended September 30, 2009, our general and administrative expenses were $3.5 million, compared to same period 2008 general and administrative expenses for us of $637,000 and for the Predecessor of $3.5 million.  We did not engage in any substantive business operations in the first three quarters of 2008, and as such the only general and administrative expenses incurred were those related to the efforts to consummate a business acquisition and fulfilling our obligations as a publicly traded company. The business acquisition-related expenses ended in 2008 with the acquisition of CTI. Our general and administrative expenses for the three-months ended September 30, 2009 are less than the Predecessor’s for the comparable period in 2008 due to a decrease in legal expenses.

Interest expense (income), net:  For the three months ended September 30, 2009, our interest expense was $673,000, compared to same period 2008 interest income for us of $287,000 and interest expense for the Predecessor of $1.2 million. For the nine months ended September 30, 2009, our interest expense was $1.9 million, compared to same period 2008 interest income for us of $899,000 and interest expense for the Predecessor of $3.7 million. In 2008, we earned interest income on cash held in trust pending the completion of an acquisition. In December 2008, this cash was used to purchase CTI, and therefore, our interest income in 2009 has been minimal. Additionally, we borrowed $33.0 million in notes payable to complete the acquisition of CTI, which resulted in our recording interest expense in 2009. Interest expense has decreased compared to the Predecessor due to our having less debt and paying lower average interest rates than the Predecessor.

Amortization of intangible assets:  For the three months ended September 30, 2009, our amortization of intangible asset expense was $878,000, compared to same period 2008 amortization of intangible asset expense for us of $0 and for the Predecessor of $659,000. For the nine months ended September 30, 2009, our amortization of intangible asset expense was $2.6 million, compared to same period 2008 amortization of intangible asset expense for us of $0 and for the Predecessor of $2.0 million. As a result of the acquisition of CTI, we recorded significant intangible assets in December 2008. We are amortizing intangible assets into expense in 2009, after having no amortization expense in the comparable periods in 2008. The Predecessor had intangible assets as a result of a prior acquisition, and related amortization of intangible assets expense in 2008.

Other loss (income), net:  For the three months ended September 30, 2009, our other loss expense was $16,000, compared to same period 2008 other loss (income) for us of $0 and other loss for the Predecessor of $59,000. For the nine months ended September 30, 2009, our other loss expense was $79,000, compared to same period 2008 other loss (income) for us of $0 and other income for the Predecessor of $1.0 million. In the first quarter of 2008, the Predecessor reached a settlement with the pre-2006 owners of CTI in connection with litigation. The Predecessor received $3.0 million in cash, resulting in a net gain of $2.8 million on the settlement. Several one-time expenses partially offset this net gain. The most significant was a restructuring charge of $1.1 million. The Predecessor implemented a restructuring to facilitate its sale to us, pursuant to which the chief executive officer and two vice-presidents left. In addition, the Predecessor incurred approximately $0.6 million of costs related to the acquisition, primarily legal and accounting fees.

Provision for (benefit from) income taxes: The benefit from income taxes increased for the three-month and nine-month periods ended September 30, 2009 as compared to the same periods in 2008 due to net operating losses generated by CTI.

Balance Sheet

Assets, other than cash: Assets, other than cash, were $131.0 million at September 30, 2009 compared to $134.6 million at December 31, 2008. The decrease is partly due to the amortization of the inventory step up to fair market values recorded at the date we acquired CTI and intangible assets amortization during the first nine months of 2009. In addition, $2.0 million was moved from goodwill into other intangible assets in the second quarter of 2009 and is now being amortized. The remaining changes in asset values are the result of normal business activities.

Liabilities: Liabilities were $45.1 million at September 30, 2009, compared to $50.2 million at December 31, 2008. The decrease is due to: a) common stock subject to mandatory redemption declining $1.1 million after the redemption of 139,850 shares of common stock held by stockholders who voted against the acquisition of CTI and which was finalized in the first quarter of 2009, and b) payments made on notes payable. The remaining changes are the result of normal business activities.

Liquidity and Capital Resources

Cash on hand was $1.8 million at September 30, 2009 and $4.0 million at December 31, 2008. The decrease since December 31, 2008 resulted primarily from paying $1.1 million to complete the redemption of common stock as part of the acquisition of CTI, $2.8 million in payments on the line of credit and notes payable, purchases of long-lived assets of $449,000 and $263,000 to purchase shares of our common stock from certain members of CTI management, partially offset by positive cash flows from our operations.

As a result of lower than anticipated sales, we did not meet two financial covenants contained in our Revolving Credit and Term Loan Agreement as of June 30, 2009. The Revolving Credit and Term Loan Agreement governs our notes payable, line of credit and derivative transactions with our senior lender. Effective September 1, 2009, CTI, Cyalume and TD Bank, N.A. entered into a First Amendment to Credit Agreement and Limited Waiver (the “Loan Amendment”). The Loan Amendment was signed on September 11, 2009 and amends the Revolving Credit and Term Loan Agreement (the “Original Credit Agreement”) dated as of December 19, 2008 among CTI, Cyalume and TD Bank, N.A. The Loan Amendment was attributable to CTI not meeting two financial covenants that utilize non-GAAP measurements contained in our Original Credit Agreement. The Loan Amendment, among other things:

•	Waived the requirement that CTI be in compliance as of June 30, 2009 with certain financial covenants contained in the Original Credit Agreement;

•	Changed the maturity date of the line of credit from December 19, 2011 to December 31, 2010;

•	Increased the Base Rate charged on the line of credit by an Applicable Margin, which is defined in the Loan Amendment;

•	Reduced the maximum management fee that CTI may pay to Cyalume from $125,000 per quarter to $21,000 per month;

•	Increased the maximum allowable Leverage Ratios for the months of September 2009 through December 2009 and

•	Added a minimum quarterly EBITDA covenant.

As of September 30, 2009, CTI achieved the required minimum quarterly EBITDA covenant, but did not achieve the service coverage and leverage ratio covenants in the Original Credit Agreement, as amended. Effective November 20, 2009 CTI, Cyalume and TD Bank, N.A. reached an agreement that will result in the following changes to the Original Credit Agreement, as amended:

•
Waived the requirement that CTI be in compliance as of September 30, 2009 with the service coverage and leverage ratio covenants contained in the Original Credit Agreement, as amended by the Loan Amendment;

•	Requires that all net proceeds from any new subordinated debt or equity offerings be used to pay-down senior debt;

•	Requires the Company to receive at least $3.0 million in new subordinated debt or equity offering before April 30, 2010;

•
Set new schedules of required ratios for maximum senior leverage, minimum fixed charge coverage and minimum total debt service coverage ratios and set new quarterly EBITDA targets to take effective December 31, 2009 and

•	Requires the Company to maintain $1.0 million cash on the consolidated balance sheet.

We fully expect to achieve the revised covenants of the Revolving Credit and Term Loan Agreement and all subsequent amendments. There have been no principal or interest payment defaults on these notes and we do not expect any such payment defaults in the future.

During the nine months ended September 30, 2009, 1,635,643 shares of common stock were issued due to the exercise of common stock warrants. The impact on liquidity was negligible as most warrants were exercised on a cashless basis.

Forecasted principal and interest payments on bank debt for the next 12 months are $6.3 million and will be funded from operating cash flows. In 2008, we made $500,000 in bank debt payments, exclusive of the debt payments made at the acquisition of CTI. CTI made principal and interest payments of $7.8 million in 2008 prior to being acquired by us.

The 2009 capital expenditures budget is expected to be funded from operating cash flows. In the second quarter of 2009 we began the implementation of a new company-wide computer system to improve our operations and financial information. It is anticipated that this implementation, when completed in 2010, will cost $600,000 to complete, with $134,000 incurred in the third quarter of 2009.

We believe that we will generate sufficient cash from operations to continue operations for the next twelve months. We are considering financing alternatives to comply with the above described agreement with TD Bank.

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

Goodwill

Goodwill is deemed to have an indefinite life and accordingly, is not subject to annual amortization.  Goodwill is subject to annual impairment reviews, and, if conditions warrant, interim reviews based upon its estimated fair value.  Impairment charges, if any, are recorded in the period in which the impairment is determined. No such charges have been recorded in the three or nine month periods ended September 30, 2009 and 2008.

Intangible Assets

Intangible assets include developed technologies and patents, trademarks and trade names, customer relationships and non-compete agreements, which are amortized over their estimated useful lives (with the exception of trademarks and trade names, which are considered to have indefinite useful lives and therefore are not amortized). The carrying amounts of amortized intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. The carrying amounts of non-amortizing intangible assets are reviewed for impairment annually. Costs incurred to renew or extend the term of our intangible assets are expensed when incurred.

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

Foreign Operations and Currency

Accounts of our foreign subsidiary are maintained in their local and functional currency, the Euro. Monthly income statement account balances are converted to U.S. dollars using that month’s average exchange rate. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as component of accumulated other comprehensive income (loss). Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income or loss in the statement of operations in the period the gain or loss occurred.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 4T.	CONTROLS AND PROCEDURES

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2009.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs
January 1 to January 31	32,903	(1)	$7.97	—	$—
February 1 to February 28	—		—	—	—
March 1 to March 31	—		—	—	—
April 1 to April 30	—		—	—	—
May 1 to May 31	—		—	—	—
June 1 to June 30	—		—	—	—
July 1 to July 31	—		—	—	—
August 1 to August 31	—		—	—	—
September 1 to September 30	—		—	—	—

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

As a result of lower than anticipated sales, we did not meet two financial covenants contained in our Revolving Credit and Term Loan Agreement as of June 30, 2009. The Revolving Credit and Term Loan Agreement governs our notes payable, line of credit and derivative transactions with our senior lender. Effective September 1, 2009, CTI, Cyalume and TD Bank, N.A. entered into a First Amendment to Credit Agreement and Limited Waiver (the “Loan Amendment”). The Loan Amendment was signed on September 11, 2009 and amends the Revolving Credit and Term Loan Agreement (the “Original Credit Agreement”) dated as of December 19, 2008 among CTI, Cyalume and TD Bank, N.A. The Loan Amendment was attributable to CTI not meeting two financial covenants that utilize non-GAAP measurements contained in our Original Credit Agreement. The Loan Amendment, among other things:

•	Waived the requirement that CTI be in compliance as of June 30, 2009 with certain financial covenants contained in the Original Credit Agreement;

•	Changed the maturity date of the line of credit from December 19, 2011 to December 31, 2010;

•	Increased the Base Rate charged on the line of credit by an Applicable Margin, which is defined in the Loan Amendment;

•	Reduced the maximum management fee that CTI may pay to Cyalume from $125,000 per quarter to $21,000 per month;

•	Increased the maximum allowable Leverage Ratios for the months of September 2009 through December 2009 and

•	Added a minimum quarterly EBITDA covenant.

As of September 30, 2009, CTI achieved the required minimum quarterly EBITDA covenant, but did not achieve the service coverage and leverage ratio covenants in the Original Credit Agreement, as amended. Effective November 20, 2009 CTI, Cyalume and TD Bank, N.A. reached an agreement that will result in the following changes to the Original Credit Agreement, as amended:

•
Waived the requirement that CTI be in compliance as of September 30, 2009 with the service coverage and leverage ratio covenants contained in the Original Credit Agreement, as amended by the Loan Amendment;

•	Requires that all net proceeds from any new subordinated debt or equity offerings be used to pay-down senior debt;

•	Requires the Company to receive at least $3.0 million in new subordinated debt or equity offering before April 30, 2010;

•
Set new schedules of required ratios for maximum senior leverage, minimum fixed charge coverage and minimum total debt service coverage ratios and set new quarterly EBITDA targets to take effective December 31, 2009 and

•	Requires the Company to maintain $1.0 million cash on the consolidated balance sheet.

We fully expect to achieve the revised covenants of the Revolving Credit and Term Loan Agreement and all subsequent amendments. There have been no principal or interest payment defaults on these notes and we do not expect any such payment defaults in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our Board of Directors during the three months ended September 30, 2009.

There is no information to report under this item in lieu of reporting that information on Form 8-K except for the following discussion.

On November 18, 2009, we entered to a Management Agreement with Selway Capital, LLC (“Selway”) that provides for (but is not limited to) the following services to be performed by Selway on our behalf:

1)	Strategic development and implementation as well as consultation to our chief executive officer on a regular basis as per his reasonable requests;

2)
Identifying strategic partners with companies with which Selway has relationships and access. In this connection, Selway will focus on building partnerships with companies in Israel, Singapore, India and Europe. The focus will be on the expansion of our munitions business;

3)	Advise and support us on our investor relations strategy;

4)	Advise and support our future fund raising, including identifying sources of capital in the United States; and

5)	Support our mergers and acquisitions strategy and play an active role in our due diligence and analysis.

The Management Agreement stipulates that these services will be performed by Yaron Eitan, a member of our board of directors and an employee of Selway, with the assistance as needed from other employees of Selway.  The Management Agreement is retroactive to October 1, 2009, expires on October 1, 2012 and can terminated by either us or Selway upon 30-days’ written notice or upon our default in payment or Selway’s failure to perform services under the Management Agreement. Selway’s compensation for these services will be $41,666.67 per month for the duration of the Management Agreement. However, we are only required to pay $11,000 per month through January 31, 2010 with the balance of $31,666.67 per month remaining unpaid until our senior lender consents to such payment. Additionally, Selway can earn a $210,000 bonus, payable in cash or our common stock at the discretion of our board of directors. We will also reimburse Selway for costs incurred specifically on our behalf for these services. Under the Management Agreement, we indemnify Selway and Selway indemnifies us against certain losses incurred while carrying out its obligations under the Management Agreement.

The foregoing description of the terms of the Management Agreement is not complete and is qualified in its entirety by reference to the Management Agreement, a copy of which is attached as Exhibit 10.3 to this Form 10-Q.

ITEM 6.    EXHIBITS

Exhibit Number		Description
10.1		Employment agreement of Edgar Cranor, Technology Vice President, Cyalume Technologies, Inc. (1)

10.2
First Amendment to Credit Agreement and Limited Waiver, effective September 1, 2009, among CTI, Cyalume and TD Bank, N.A. under the Revolving Credit and Term Loan Agreement dated as of December 19, 2008. (2)

10.3	*	Management Agreement between Cyalume Technologies Holdings, Inc. and Selway Capital, LLC.

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K dated July 17, 2009 and filed with the Commission July 22, 2009.

(2)	Incorporated by reference to the Current Report on Form 8-K dated September 11, 2009 and filed with the Commission September 23, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: November 23, 2009	By:	/s/ DEREK DUNAWAY
Derek Dunaway, Chief Executive Officer
(Principal Executive Officer)

Date: November 23, 2009	By:	/s/ MICHAEL BIELONKO
Michael Bielonko, Chief Financial Officer
(Principal Financial Officer)