Form 10-Q/A
period 2009-09-30
Cyalume Technologies Holdings, Inc.
filed 2009-12-01
CIK 1335293

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 30, 2009, there were outstanding 15,420,925 shares of the registrant’s Common Stock, par value $.001 per share.

Cyalume Technologies Holdings, Inc.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-Q/A to the Quarterly Report on Form 10-Q (the “Initial Filing”) of Cyalume Technologies Holdings, Inc. (“Cyalume”) for the period ended September 30, 2009, which was filed with the Securities and Exchange Commission on  November 23, 2009, is being filed solely for the purpose of correcting a typographical error on the condensed consolidated balance sheet on page 6 of the Initial Filing by changing the amount presented for other intangible assets, net from $49,908,000 to $48,908,000 as of September 30, 2009. No other amounts presented on the condensed consolidated financial statements required correction.

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

Cyalume Technologies Holdings, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except shares and per share information)

	September 30,
	2009 (unaudited) (restated)	December 31, 2008
Current assets:
Cash	$1,831	$3,952
Accounts receivable, net of allowance for doubtful accounts of $217 and $452 at September 30, 2009 and December 31, 2008, respectively	4,542	3,508
Inventories, net	9,734	11,447
Income taxes refundable	377	701
Deferred income taxes	425	317
Prepaid expenses and other current assets	204	195
Total current assets	17,113	20,120

Property, plant and equipment, net	8,250	7,882
Goodwill	58,452	60,896
Other intangible assets, net	48,908	49,426
Other noncurrent assets	138	188
Total assets	$132,861	$138,512

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$3,300	$3,500
Current portion of notes payable	4,120	3,621
Accounts payable	3,450	3,230
Accrued expenses and other current liabilities	2,451	2,550
Common stock subject to mandatory redemption	—	1,123
Notes payable and advance due to related parties	9	64
Income taxes payable	7	5
Total current liabilities	13,337	14,093

Notes payable, net of current portion	22,626	25,581
Notes payable due to related parties, net of current portion	1,048	1,000
Deferred income taxes	7,801	9,237
Derivatives	127	163
Asset retirement obligation, net of current portion	156	128
Total liabilities	45,095	50,202

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,360,925 and 13,719,035 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	15	14
Additional paid-in capital	87,410	87,348
Retained earnings	286	1,229
Accumulated other comprehensive income (loss)	55	(281)
Total stockholders’ equity	87,766	88,310
Total liabilities and stockholders' equity	$132,861	$138,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
(in thousands, except shares)
(Unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance at December 31, 2008	13,719,035	$14	$87,348	$1,229	$(281)	$88,310	$—
Exercise of warrants	5,500	—	27	—	—	27	—
Exercise of warrants - cashless	1,630,143	1	(1)	—	—	—	—
Common stock repurchased	(32,903)	—	(263)	—	—	(263)	—
Common stock awarded (not yet issued) for acquisition-related services	—	—	180	—	—	180	—
Common stock issued for acquisition-related services	15,000	—	45	—	—	45	—
Common stock issued to extinguish notes payable	17,150	—	82	—	—	82	—
Share-based compensation expense - warrants awarded to director	—	—	110	—	—	110	—
Share-based compensation expense - options awarded under the 2009 Omnibus Securities and Incentive Plan	—	—	98	—	—	98	—
Share-based compensation expense - common stock issued to non-employee consultant	7,000	—	25	—	—	25	—
Share-based compensation expense - common stock awarded (not yet issued) under the 2009 Omnibus Securities and Incentive Plan	—	—	38	—	—	38	—
Stock registration costs	—	—	(279)	—	—	(279)	—
Foreign currency translation adjustments	—	—	—	—	314	314	314
Unrealized gain on cash flow hedges, net of taxes of $14	—	—	—	—	22	22	22
Net loss	—	—	—	(943)	—	(943)	(943)
Comprehensive loss	—	—	—	—	—	—	$(607)
Balance at September 30, 2009	15,360,925	$15	$87,410	$286	$55	$87,766

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

Cyalume Technologies Holding, Inc.
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

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at September 30, 2009, including the estimates inherent in the process of preparing financial statements.  We have evaluated such subsequent events through December 1, 2009, which is the date the accompanying unaudited interim condensed consolidated financial statements were issued (see also Note 16). Additionally, all significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cyalume Technologies Holding, Inc.
Notes to Condensed Consolidated Financial Statements

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

Cyalume Technologies Holding, Inc.
Notes to Condensed Consolidated Financial Statements
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

As of September 30, 2009, CTI achieved the required minimum quarterly EBITDA covenant, but did not achieve the service coverage and leverage ratio covenants in the Original Credit Agreement, as amended. Effective November 23, 2009 CTI, Cyalume and TD Bank, N.A. reached an agreement that will result in the following changes to the Original Credit Agreement, as amended:

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

We fully expect to achieve the revised covenants. There have been no principal or interest payment defaults on these notes and we do not expect any such payment defaults in the future.

7.	NOTES PAYABLE AND ADVANCE DUE TO RELATED PARTIES

In July 2009, $55,000 of the $64,000 notes payable due to related parties that existed at December 31, 2008 was repaid in full, along with all accrued interest, through the issuance of 17,150 restricted and unregistered shares of our common stock.

Cyalume Technologies Holding, Inc.
Notes to Condensed Consolidated Financial Statements

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

Cyalume Technologies Holding, Inc.
Notes to Condensed Consolidated Financial Statements

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

Cyalume Technologies Holding, Inc.
Notes to Condensed Consolidated Financial Statements

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

Cyalume Technologies Holding, Inc.
Notes to Condensed Consolidated Financial Statements

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic:
Net income (loss) (in thousands)	$325	$58	$(943)	$276
Weighted average shares	15,352,478	9,375,000	15,089,909	9,375,000
Basic income (loss) per common share	$0.02	$0.01	$(0.06)	$0.03
Diluted:
Net income (loss) (in thousands)	$325	$58	$(943)	$276
Weighted average shares	15,352,478	9,375,000	15,089,909	9,375,000
Effect of dilutive securities	66,471	2,569,844	— (1)	2,521,460
Weighted average shares, as adjusted	15,418,949	11,944,844	15,089,909	11,896,460
Diluted income (loss) per common share	$0.02	$—	$(0.06)	$0.02

(1)
Since we experienced a loss during this period, common shares issuable upon exercise of convertible securities were excluded from the loss per share calculation because the effect would be antidilutive.

Cyalume Technologies Holding, Inc.
Notes to Condensed Consolidated Financial Statements

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

Cyalume Technologies Holding, Inc.
Notes to Condensed Consolidated Financial Statements

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

See Note 6 for a discussion of an agreement our senior lender that was reached on November 23, 2009.

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

Cyalume Technologies Holding, Inc.
Notes to Condensed Consolidated Financial Statements

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

17.	RESTATEMENT

The accompanying condensed consolidated balance sheet as of September 30, 2009 has been restated to correct a typographical error by changing the amount presented for other intangible assets, net to $48,908,000.  The previously issued version of the condensed consolidated balance sheet as of September 30, 2009 incorrectly stated other intangible assets, net to be $49,908,000. No other amounts presented on the accompanying condensed consolidated financial statements required correction.

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

As of September 30, 2009, CTI achieved the required minimum quarterly EBITDA covenant, but did not achieve the service coverage and leverage ratio covenants in the Original Credit Agreement, as amended. Effective November 23, 2009 CTI, Cyalume and TD Bank, N.A. reached an agreement that will result in the following changes to the Original Credit Agreement, as amended:

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

We fully expect to achieve the revised covenants. There have been no principal or interest payment defaults on these notes and we do not expect any such payment defaults in the future.

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

As of September 30, 2009, CTI achieved the required minimum quarterly EBITDA covenant, but did not achieve the service coverage and leverage ratio covenants in the Original Credit Agreement, as amended. Effective November 23, 2009 CTI, Cyalume and TD Bank, N.A. reached an agreement that will result in the following changes to the Original Credit Agreement, as amended:

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

We fully expect to achieve the revised covenants. There have been no principal or interest payment defaults on these notes and we do not expect any such payment defaults in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our Board of Directors during the three months ended September 30, 2009.

There is no information to report under this item in lieu of reporting that information on Form 8-K except for the necessity for filing this Form 10-Q/A and the following discussion.

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

Cyalume Technologies Holdings, Inc.

Date: December 1, 2009	By:	/s/ DEREK DUNAWAY
Derek Dunaway, Chief Executive Officer (Principal Executive Officer)

Date: December 1, 2009	By:	/s/ MICHAEL BIELONKO
Michael Bielonko, Chief Financial Officer (Principal Financial Officer)