Form 10-K
period 2009-12-31
Cyalume Technologies Holdings, Inc.
filed 2010-03-22
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Title of class

Common Stock, $0.001 par value
Common Stock Purchase Warrants
Units consisting of one share of Common Stock and one Common Stock Purchase Warrant

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (5,724,474 shares) based on the last reported sale price of the registrant’s Common Stock on the OTCBB on June 30, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $20,035,659. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 11, 2010, there were outstanding 15,405,570 shares of the registrant’s Common Stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s proxy statement for the 2010 Annual Meeting of Shareholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Items 10 through 13 of this Form 10-K.

CYALUME TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2009

i

PART I

The statements contained in this annual report on Form 10-K, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this annual report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1: BUSINESS

Current Business

We primarily produce products based on technologies whereby light is generated through a chemical reaction known as chemiluminescence. The base product is known as a “light stick” and is typically 6 inches in length. A light stick is a translucent flexible plastic tube that is partly filled with one chemical ingredient and also with a glass container (“ampoule”) that contains a complementary reactive chemical. When the tube is bent enough to break the glass ampoule, the chemicals contained within the plastic tube mix and light is generated. In addition, we also produce reflective (patches) and reflective plus photoluminescent (fire tape) products.

Chemiluminescent products come in varying shapes, sizes and functions, and provide light in different colors, intensity and durations.

•	Light sticks come in lengths ranging from 1.5 inches to 15 inches. Durations for specified light output range from 5 minutes to 24 hours. Colors emitted include red, blue, white, yellow, green, orange and infrared.
•	Training ammunition that provides day/night marking and illumination as components of training ammunition.
•	Reflective products include patches that can reflect white light or infrared, and safety belts.

See Product Applications for a discussion of the many uses of these products.

We maintain our principal executive offices at 96 Windsor Street, West Springfield, Massachusetts 01089. Our telephone number is 413 858-2500. The various reports we file with the SEC, including our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K are available on our website (www.cyalume.com) free of charge. Our website also contains the charters for our Audit, Nominating and Compensation Committees of the Board of Directors as well as our Code of Conduct and Ethics and our Insider Trading Policy. The documents are also available free of charge from our Corporate Secretary at our executive offices.

We have one direct subsidiary: Cyalume Technologies, Inc. (“CTI”). CTI is a Delaware corporation formed on March 27, 1997 with headquarters also located in West Springfield, MA. CTI has one subsidiary, Cyalume Technologies, SAS (“CTSAS”), located in Aix-en-Provence, France.

Our products are manufactured at both the West Springfield and Aix-en-Provence locations.

Business Strategy

Overall Approach:  We have a four-pronged approach for ensuring long-term success.

•	Patent Protection. We have and will continue to pursue patent protection of developed technology, and will continue to aggressively defend against violators of our patents. We do not believe that direct competitors in the chemiluminescent field commit significant resources to research and development. By conducting research and development, we expect to have a distinct competitive advantage in maintaining our market leading position.
•	Environmental Initiatives. As evidenced by the news media, governments and the public are becoming more and more concerned with protecting the environment.
•	Federal law now bans the use of phthalates as a possible human health risk, so we have developed light sticks that are phthalate free.
•	Our recently signed contract with the U.S. military (discussed below in Customers) requires that we certify that none of the chemical components have any reporting requirements under SARA (Superfund Amendments and Reauthorization Act) and that none of the chemical components are defined as hazardous or have any release reporting requirements under CERCLA (Comprehensive Environmental Response Compensation and Liability Act). We believe our products are the only products that meet these standards.
•	We offer a bio-degradable light stick that meets the specifications that the NATO Maintenance and Supply Agency (“NAMSA”) developed in response to their member countries’ concerns over landfill capacity.
•	The U.S. military has environmental and operational concerns about the use of live ammunition in training exercises, so we have created a 40 mm training round for the military that is non pyrotechnic and does not contain heavy metals.
•	Product Diversification. Over the next several years we intend to accelerate diversification into additional products and applications utilizing current technology and technology now under development. Product diversification will allow us to present a more complete line of products that meet current and projected user needs. As part of this process we seek to get customers, such as the many militaries we serve, to upgrade their specifications. Additionally, product diversification reduces our dependence on a relatively small number of products for financial and competitive success. Diversification also helps further distinguish us from competitors who do not make the investment in innovation that we do.
•	Strategic Partnering. We actively seek partners who can help us advance our technologies or introduce our products to the market. For example, for the 40mm training ammunition, we partner with Rheinmetall Waffe Munition, GmbH, (“Rheinmetall”) a major global manufacturer of munitions and other products.

Markets

Our sales efforts are focused on three markets: military, ammunition, and commercial and public safety.

Military

The military market is the backbone of our business, accounting for 71% of our sales in 2009. We sell chemiluminescent devices, primarily light sticks in varying colors, lengths and durations of light output, as well as flat chemiluminescent disks and reflective patches and belts. Our primary customers are the U.S. Military and NAMSA, but we sell in over 45 countries world-wide.

Critical events, risks and uncertainties regarding the military market include the continued renewal of the U.S. and NATO contracts, the ability to remain on the cutting edge of chemical light technology, the ability to generate additional uses of our products by various militaries around the world, and managing costs to remain competitively priced. There are also uncertainties of future price increases customarily found in the renewal contracts which would affect revenues and results of operations.

Ammunition

Ammunition is our fastest growing market with sales of 40mm training ammunition products providing an increasingly significant portion of our total revenues, representing 21% and 5% of our sales in 2009 and 2008, respectively. We sell our ammunition products to Rheinmetall, which incorporates our products into its 40mm shell base, and then sells the finished training round. We believe that the training ammunition market applicable to our products continues to offer an excellent opportunity for additional revenue growth. Furthermore, the development of additional calibers of training ammunition products over the next few years should contribute to future sales.

Critical events, risks and uncertainties regarding the ammunition market include the expansion and acceptance of the existing products to the United States military and with other foreign militaries. The introduction of additional calibers is perceived as a vital opportunity to increase revenues and improve our results of operations over the long-term.

Commercial and Public Safety

We sell our products in the commercial and public safety market to different industries and governmental agencies, including manufacturing companies, transportation companies, police, fire and EMS departments and hotels. These products provide emergency light in different ways to different buyers. For example, hotels use our light sticks in halls and stairwells for use in power outages while police departments use them in tactical operations and traffic control. In late 2009 we introduced the Flare Alternative which is used to alert oncoming traffic to a vehicle by the road side. This product can replace traditional pyrotechnic flares with a safer product. Management believes that the commercial and public safety market is currently under-served.

The critical risks and uncertainties in the commercial and public safety market include the need for the continued introduction and promotion of successful products to police, fire and homeland security departments. Our ability to generate demand from potential customers is the greatest factor in success or failure in this market. The commercial and public safety market is more sensitive to pricing than the military markets as customers may not choose to purchase the best available product, but may rather purchase lower quality, lower priced goods from our competitors.

The uncertainty of new products from competitors is always a risk that could dilute our existing military market share of chemical light products as well as ammunition and safety products.

For additional risks refer to Item 1A, Risk Factors.

Sales and Marketing

We define ourselves as a manufacturer. For the military market, the individual militaries in effect serve as both end-users and distributors for our products to the end-users (e.g., soldiers). We have found this to be an efficient and effective model and are using this model for the commercial and public safety markets as well. Accordingly, we are utilizing the abilities of distributors who have established key relations with end-users, rather than attempt to sell direct to consumers. The distributors take deliveries from us and then resell our products through their distribution networks to third-party customers, thereby expanding the market for our products at minimal cost to us.

Regulations prohibit companies from direct selling to soldiers, sailors, etc. to increase product consumption. Therefore, our personnel provide training on utilizing our products and thus are able to build demand by educating soldiers on how to best utilize the products, with the products, in effect, selling themselves based on their individual merit. By providing training, our personnel are able to get first-hand feedback on the value of the products and use information obtained to suggest enhancements to existing products or the creation of new ones.

Competitive Strengths

We believe we have many advantages as compared to our competition. For example, we:

•	Own more patents in the chemiluminescent light field than any competitor.
•	Have an active research and development function focused on improving existing technologies and developing new ones for which patent protection will be obtained.

•	Have a wide assortment of products that helps meet the needs of major customers such as the U.S. and NATO country militaries. These products are continuously enhanced or modified to meet the needs of current users such as the military troops in Afghanistan and Iraq.
•	Focus on high quality, high performance products, while many of our competitors rely on lower pricing for lower quality products.
•	Have experienced personnel who have been active in the chemiluminescent field for a number of years and who have developed the necessary expertise to support the achievement of our objectives.

Customers

We sell our products for military, ammunition and commercial and public safety applications. We do not sell any of our products as novelties.

•	Military: For 2009 and 2008, approximately 71% and 86%, respectively, of our net revenues were attributable to sales to military customers in the United States and in over 45 other countries, including the NATO member countries. Our business depends significantly on three key customers: the United States Department of Defense (“U.S. DOD”), NAMSA and LC Industries (“LCI”). These three key customers accounted for 52% of net revenue in 2009 and 68% of 2008 net revenue. We have contracts, discussed below, to sell directly to the U.S. DOD and NAMSA and indirectly to the U.S. DOD through LCI, with the U.S. DOD and LCI each accounting for more than 10% of our revenues in 2009 and each of these three customers accounting for more than 10% of total revenues in 2008.
•	U.S. DOD

In 2009 we had a direct contract with the U.S. DOD which was entered into on July 7, 2004. The contract had an initial term of two years with three one-year renewal terms. After the expiration of the initial two-year term, the contract was renewed in each of July 2006, 2007 and 2008. Pursuant to this contract we were required to supply an indefinite quantity of certain items to the United States military at a fixed price, subject to adjustment for certain economic factors. Pursuant to the contract, in July 2009 the U.S. DOD was required to rebid this contract.

In January 2010, we were awarded a direct contract with the U.S. DOD issued by the Defense Supply Center in Philadelphia to supply chemiluminescent light products which had previously been covered by the contract described above. The new contract is also an indefinite quantity fixed price contract that covers numerous products, each classified by a National Stock Number (“NSN”). A key feature of these products is that they are all phthalate free and covered by Cyalume’s intellectual property, making us currently the only potential supplier of these products to the U.S. DOD. The products under this contract have represented between $2.2 and $3.2 million in sales annually for the past three years. The contract is for a base period of two years plus three, one-year options to extend, exercisable by the U.S. DOD. The contract specifies product prices for the next two years and provides a 2.5% price increase over prices paid in 2009.

In conjunction with the solicitation by the U.S. DOD for awarding this contract, several products that had been part of the previous contract were transferred to a different supply center office and will be included in a separate contract solicitation. Cyalume continues to provide those products under a separate agreement.

•	LC Industries

We also supply the U.S. DOD through an agreement with LCI, a member of the National Industries for the Blind, under the program guidelines of “Ability One”, a federal program that creates jobs for the blind and severely disabled. Under this agreement, we sell item components to LCI, which assembles and packages the items and then sells them directly to the U.S. military under a contract between the U.S. DOD and LCI. Each of the items sold to the U.S. military is classified by a NSN and we believe that we are the only company to manufacture the products to the U.S. military’s specifications.

Our contract with LCI was entered into June 1, 2004 and had an initial term of five years, followed by three automatic five-year renewal terms unless the agreement is cancelled. This contract was renewed in 2009 for another five year period and included a price escalation of 6.25%. The contract between LCI and the U.S. military is also a fixed price, indefinite quantity contract with economic price adjustments. Through negotiations with LCI, we share in price increases received by LCI.

•	NAMSA

We have direct contracts with NAMSA, the administrative services arm serving the non-U.S. NATO countries. NAMSA re-awarded these contracts to us in August 2008. The base contract period is three years and NAMSA has the option to extend for another two years. The contracts contain provisions for pricing escalations.

•	Ammunition: Ammunition sales in 2009 to Rheinmetall comprised 21% of our net revenue, after being less than 10% in 2008. Sales are made to Rheinmetall under purchase orders awarded to us throughout the year as Rheinmetall receives orders from various militaries.
•	Commercial and public safety: Sales in this category are made through a number of distributors to manufacturers, businesses and various municipalities’ police and fire departments, none of whom individually represent more than 10% of our sales.

Product Applications

Chemiluminescent Products:  Our chemiluminescent products are used in support of military operations in peacetime to support training and in live theater (i.e., wartime) to support battle engagements and troops in the field. Applications include: the nighttime marking of drop and landing zones, marking trails at night, triage marking of wounded soldiers and light for general illumination purposes.

The following are some of the unique product attributes that make our chemiluminescent products well suited for military use:

•	highly reliable for light production after periods of storage of up to four years,
•	provide up to a 360 degree field of illumination,
•	highly portable, waterproof and require no electrical source to work, and
•	safe to use and non-toxic.

We also use chemiluminescent technology to make products providing day/night marking and illumination as components of training ammunition. Day/night marking rounds used as training ammunition increases the effectiveness of weapons training by providing a night-time training ability where, in many cases, one did not exist before. Chemical light training munitions are preferable to traditional tracer or training rounds for two reasons. Traditional tracer or pyrotechnic training munitions contain fire-producing elements that often start range fires. Additionally, traditional tracer or pyrotechnic training munitions often experience “duds” or unexploded rounds. These unexploded rounds present future safety hazards and must be found and defused. Chemical light training munitions cannot start range fires and do not present future safety hazards from unexploded rounds.

In the commercial and public safety markets, our products provide sources of light in emergency situations and for general safety purposes. For example, a customer can purchase our product with assurance that it can sit on the shelf for up to four years and still work when needed in the event of a power outage. For marine and boating purposes, we manufacture two specific products to meet the safety needs of boaters. The first product is a base personal marker light (“PML”), which is a chemiluminescent light stick that is attachable to life jackets and can be easily illuminated in an emergency situation within the water. The second product is a SOLAS PML (Safety of Life at Sea certification) that can be used by boaters, workers on off-shore oil platforms and in other maritime situations outside U.S. coastal waters. The SOLAS PML contains a battery powered light emitting device that automatically activates when it hits the ocean waters and a light stick. Both the chemiluminescent light sticks used in the PML and SOLAS PML, and the electric light used in the SOLAS PML, provide a higher degree of assurance of being located for rescue purposes.

Our reflective products assist the military by allowing soldiers to identify individuals as ‘friend or foe’ by employing infrared technology. These infrared products such as flag and general identification patches can only be seen with the proper night vision goggles. These products help prevent injuries and death due to friendly fire by providing the proper identification markings during night-time activities. We also produce safety belts that are worn, for example, by military police. These belts both reflect direct light back and retain light energy for a short period of time so they continue to “glow” after the light source is removed.

In the commercial and public safety markets, our reflective products primarily serve police, fire and EMS departments. Personnel of these public services wear our products such as safety belts and patches to adequately highlight themselves in the face of traffic and so they can be better seen in emergency situations such as in a burning building.

Competition

For chemiluminescent products for the U.S. and non-U.S. NATO member country military markets, we believe that we have no direct competitor. For these two markets we believe that our products are the only ones that currently meet official military specifications. There are several Asian manufacturers of novelty quality products that occasionally attempt to direct sell their products as military quality, including the fraudulent use of military stock numbers that are placed on the products which have not passed testing. In these cases we rely on the appropriate U.S. and NAMSA agency offices to inspect and reject such products as being non-compliant. We maintain an active program of monitoring such behavior and bringing any such actions to the attention of the appropriate agency personnel.

With other military products, such as the 40 mm training ammunition, the development period before final testing and acceptance by the military can be many years. We do not believe that any of our direct or indirect competitors are investing in the research and development necessary to bring a new product, such as the 40 mm training ammunition, successfully to market. It is more likely that these competitors will attempt to reverse engineer our products. We defend against this by continuing to invest in technology upgrades in order to stay ahead of the competitors. In addition, where appropriate, we file patents to protect newly developed technology. Also, we review all products submitted by competitors in military contract bidding processes to determine whether they meet specifications. With regard to reflective products, there are several businesses which have competed against us in the past and are expected to compete against us from time to time depending on the stringency of the product specifications.

In the commercial and public safety markets, we compete with manufacturers of novelty products and several other manufacturers. While these manufacturers appear to lack the quality, market presence and ability to upgrade existing products, customers in these markets may seek lower prices without consideration for these other factors. Competitors include: Lumica (Japan), Tianjin Dragon (China), Bandi (Korea), Jow Tung (China), Beijing Brite (China), and Ameriglo (U.S. based company purchasing Chinese products).

Employees

As of December 31, 2009 we had 166 employees, all permanent. We operate in local labor markets that provide an adequate supply of labor to compensate for any turnover. We are not party to any collective bargaining agreements, have not experienced any work stoppages and consider our relationship with employees to be sound.

Employee Benefits

CTI offers permanent employees wages and benefits that we consider to be competitive in the markets in which we operate. Benefits include medical, dental, life, and disability insurance coverage, paid vacations and holidays and an employee 401(k) savings plan. CTSAS offers its employees benefits consistent with French law and market conditions.

Supply Chain

We purchase key raw materials, primarily chemicals, plastics, glass and packaging materials from a limited number of suppliers. We have long-term relationships with these suppliers, and maintain annual purchase orders or, in the case of major chemicals, have a ten year contract in place which does not expire until 2012. In the event of a disruption in the supply of any of the key items, we have identified alternative sources of supply. A stock of raw materials is kept on hand to continue production in the event of an extended supply disruption, providing us time to find alternative suppliers. Raw materials are not considered to be a scarce commodity and we have not experienced supply disruptions in the past.

The West Springfield facility purchases most of its chemicals from Chinese manufacturers. Nearly all other materials, including plastics and glass, are purchased domestically. The Aix-en-Provence facility purchases most of its chemicals from our West Springfield facility after they have been modified for specific applications. Glass, plastics and most other materials are purchased from within the European community.

Research and Development

We have an active research and development department that operates out of the West Springfield headquarters and has chemists and engineers on staff and consulting chemists under contractual arrangements that specialize in chemiluminescent and reflective light technology. Our research and development group is focused on maintaining the high level of quality of existing products; researching and developing improvements to existing products; and, researching and developing new technologies and products with viable commercial applications. We maintain an active program of soliciting feedback and ideas from end-users of products. This is especially true for military applications where we have developed several notable improvements to products being used by military personnel in live theater application based on ideas provided by the soldiers. We incurred research and development expense of $1.5 million and $1.3 million during the years ended December 31, 2009 and 2008, respectively. Additionally, we incurred $159,000 in capitalized costs for filing new patents in 2009.

Intellectual Property

We rely on the ability to develop patentable technology to help ensure the commercial success of products and technology. Once patents are issued, we follow an active program of monitoring competitors’ products to ensure that our intellectual property is not violated. We currently hold and maintain 22 active U.S. patents, many of which are also registered in various foreign countries. These patents include phthalate free formulations, formulas for creating a more consistent light for longer periods, a bio-degradable light stick, flat disks employing a translucent aluminum pouch instead of an ampoule, and reflective tape that not only reflects light but retains light energy and emits light after the initial light source is removed. We expect to file for additional patents during 2010 and regularly thereafter. Patents typically have a 20-year life from date of filing. While we have four patents expiring in 2010, there are no key patents that will expire in 2010, or that did expire in 2009. We do not anticipate a near-term decline in our sales as a result of any expiring patents.

Government Regulations

We are subject to the jurisdiction of the State Department of the United States under the International Traffic in Arms Regulations (“ITAR”). Specifically, our chemical light infrared products, which are exported from the West Springfield facility to foreign militaries, are subject to these regulations. We must periodically re-register with the State Department for exporting purposes and last did so in June 2009. The renewal, which was granted, expires June 30, 2010 and is subject to renewal again at that time. We are in good standing with the State Department and the ITAR. We must obtain approval from the State Department for each and every export shipment of chemical light infrared products.

Environmental

We are in compliance with all local, state and national environmental regulations under which we are subject to regulation. The cost of compliance with environmental regulations has been and is expected to continue to be negligible.

Backlog

We do not maintain a meaningful backlog per se. A significant portion of our revenue is generated under indefinite quantity, fixed-price contracts whereby we fulfill orders as they are placed by customers. We typically have firm orders on hand at any one time for approximately 2 to 3 months’ revenues. Once orders are received they are typically fulfilled within 3 months.

Segments

We have only one segment for financial reporting purposes under accounting principles generally accepted in the United States.

ITEM 1A. RISK FACTORS

Budget constraints of the federal or foreign governments could reduce our revenue.

Contracts for which federal or foreign governments and militaries thereof are the ultimate customer, accounted for more than 90% of our business in 2009. Budget reductions or spending constraints affecting military spending could cause delays, reduce the scope of, or result in cancellations of orders for products, which could reduce our revenues.

Failure to obtain and/or maintain required export and other licenses could reduce our revenue.

A portion of our business depends upon obtaining and maintaining required export licenses. Failure to obtain or maintain required licenses could result in the termination of certain products being sold. In addition, CTI and/or our employees may be required in the future to maintain certain facility security clearances. If CTI or our employees were found not to be in compliance, we could be excluded from bidding on certain contracts, removed from projects and/or fined, all of which would adversely impact our financial condition and good standing.

We operate under fixed price contracts and failure to accurately control costs may reduce profitability.

Much of our revenues result from fixed price contracts. Unanticipated increases in the cost of raw materials, labor and overhead could result in less profitability on such contracts. Some of our raw materials are affected by the prices of other commodities that are not under our control. These include certain chemicals and plastics whose costs are a function of oil prices. Another example is the cost of electricity, which we need to operate manufacturing processes and over which we have no control.

Some of our contracts include provisions for annual price escalations, based on bench-marks such as the consumer price index or the producers’ price index. Annual escalations received may or may not correlate to the price changes in the materials and services that we purchase.

If we are unable to design, manufacture, and market product offerings in a timely and efficient manner, we may not remain competitive.

Some of our markets are characterized by continuing technological advancement, changes in customer requirements, and evolving product standards. Accordingly, we devote a substantial amount of resources to product development. To compete successfully, we must develop and market new products that provide increasingly higher levels of performance and reliability. Product development is highly uncertain and we cannot guarantee that we will successfully develop new products. Our inability to develop and market these products or to achieve customer acceptance of these products could limit our ability to compete in the market or to grow revenues at satisfactory rates of growth.

In addition, we offer a wide variety of products. If the design, manufacturing or marketing of a product, or products, is not successful and we must allocate more resources to ensure the products’ success, it could lower the profitability of the product, or products, or affect customer perceptions as to the quality of the products and services being offered.

We purchase the majority of raw materials from a limited number of venders. A disruption in supply may cause delays in manufacturing.

The majority of chemicals, plastics and glass are purchased from a limited number of venders. A disruption in supply from any of these venders could affect our ability to manufacture finished goods for sale on a timely basis. We maintain a safety margin of inventory of these raw materials to rely on in the event of a disruption. However, our safety stock may not be adequate in the event of an extended disruption.

Changes in foreign currency exchange rates could affect our financial results.

CTI and CTSAS manufacture products in and sell products from the U.S. and France, respectively. Products sold by CTI are priced in U.S. dollars and most raw material components are purchased in U.S. dollars. Products sold by CTSAS are priced predominantly in euros and most of CTSAS’ raw material purchases from third parties are priced in euros, although some of CTSAS’ materials are purchased from CTI in U.S. dollars. Significant changes in foreign exchange rates will affect reported financial results. CTI enters into short-term financial hedges (less than six months in duration) against currency risk relating to the billing and collection of revenues from CTI’s sales to CTSAS.

We are subject to various government regulations that could cause delays in the delivery of new products and may subject us to audits or other similar review processes.

As a supplier to agencies of various federal, state, local, and foreign governments, we are obligated to comply with a variety of regulations governing operations and the workplace. Unforeseen problems may impact our ability to bring new products to market on a timely basis, secure new contracts or require us to make potentially costly changes to operations which could reduce profitability in order to obtain contracts. Furthermore, some of our new products have been developed in conjunction with the U.S. Military, which largely dictates the timing of the product development process and over which we have limited control.

Inability to effectively integrate future acquisitions could reduce profitability.

We plan to make a number of acquisitions in future years, which will require that we integrate operations and systems and personnel from those businesses. This process requires, among other things, that we continually evaluate operational and financial systems and controls and enhance those systems and controls as necessary. If we are unable to successfully integrate these acquisitions, it could reduce profitability and detract from future growth opportunities.

We are required to obtain $3 million in new subordinated debt or equity offering before April 30, 2010 per our credit agreement with our senior lender. Additionally, we may need additional financing for working capital, capital expenditures, and to finance future acquisitions. Any such additional financing may not be available on favorable terms.

In order to meet debt covenants imposed by our senior lender TD Bank, N.A., we must raise $3 million before April 30, 2010 and use those funds to reduce our debt with them. Additionally, to operate and grow the business, we may need to obtain additional working capital, make significant capital expenditures, or finance an acquisition. Therefore, our ability to meet debt covenants, operate and grow is dependent upon, and may be limited by, among other things, the availability of financing arrangements. If we are not able to obtain the additional capital necessary to meet debt covenants, pursue new projects or maintain operations, we may not be able to remain in compliance with our lending agreement or grow as quickly as we plan. In addition, even if we are able to obtain additional financing, the additional financing may not be on terms which are favorable to us and could hamper profitability.

We are reliant upon key personnel and the loss of these key personnel could result in the deterioration or loss of relationships with certain customers or suppliers, which could result in a loss of business.

We depend on the expertise, experience and continued services of senior management and other key employees. Our operations and most decisions concerning the business will be made or significantly influenced by these individuals. The loss of members of senior management or other key employees could result in the deterioration or loss of relationships with certain customers or suppliers, which could result in a loss of business.

Our quarterly revenue, operating results and profitability will fluctuate, which may lead to volatility in the market price of our common stock.

Our revenue, operating results and profitability will likely fluctuate. Changes in product mix sold and the timing of sales to customers, together or individually, may contribute to the material variability of our quarterly revenue, operating results or profitability. Such volatility may not meet the expectations of management, securities analysts or investors, which in turn may result in significant fluctuations in the market price of our common stock.

Our quarterly revenue, operating results and profitability may be reduced by any major redeployment of troops.

Many of our military products are used both for training and live theater purposes. Generally, per capita soldier consumption of these products is relatively consistent between the two purposes. The U.S. military is reducing the number of American military personnel in Iraq and increasing the number of American military personnel in Afghanistan. Any major troop realignments/reductions, if significant enough in number, could result in a temporary reduction in overall product consumption until troops are redeployed for training or another live theater application.

We operate in increasingly competitive market segments, which may make it more difficult to successfully bid on future contracts.

We expect competition to increase in the future. We also expect that some competitors, or potential competitors, will feel increasing pressure to underbid government and commercial projects, in order to deploy their workforces and maintain or step up their activity levels. This may make it more difficult to prevail on competitive bids for projects to the degree we have historically enjoyed, to increase revenue, and to maintain profitability.

Most new contracts will likely be subject to competitive bidding, which adds difficulty to accurately predicting the timing of sales and the allocation of resources.

Most governmental agencies and many commercial customers require that their significant contracts be competitively bid. Typically they utilize the “Request for Proposal” (“RFP”) method where several competitors submit their sealed proposals for a particular project, or the “Request for Qualifications” (“RFQ”) process where competitors submit their qualifications for consideration by the customer. Some contracts open for bidding utilize the standard “Straight Bid” process where the detailed specifications for products are published and lenders submit a “Bid” or fixed price, for the contract. Other competitive bidding processes are also utilized. Our success in responding to an RFP, RFQ, Straight Bid, or other competitive bidding process is dependent upon the quality of our estimating process, knowledge of the industry, knowledge of our customers and other factors requiring significant judgment and expertise. Because of the nature of the bidding process, we cannot know if we will be successful on any given bid, which adds difficulty to accurately predicting the timing of sales and the allocation of resources.

Our ability to win new contracts depends on factors outside our control, which could limit our growth.

Our growth is generally dependent upon the ability to win new contracts. This depends on a number of factors we cannot control, including substitution of our products with products based on an alternative technology. For example, currently, certain battery or electrically powered products may be used as alternatives to some of our products.

Governmental agencies may investigate and audit our contracts and, if any improprieties are found, we may be required to refund revenues, pay unexpected taxes, forego anticipated revenues and/or may be subject to penalties and sanctions, including prohibitions on bidding in competitive bidding processes.

Governmental agencies generally have the authority to audit and investigate our contracts with them. As part of that process, some governmental agencies may review our performance on the contract, pricing practices, change orders, and compliance with the terms of the contracts, and applicable laws, regulations and standards. If the agency determines that we have improperly billed the governmental entity, we could be required to refund revenues, or forgo anticipated revenues. If a government audit uncovers improper or illegal activities, or otherwise determines that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government.

If we fail to satisfy contractual obligations, our ability to compete for future contracts could be limited.

Our failure to comply with contract requirements or to meet customer’s performance expectations when fulfilling a contract could injure our reputation, which, in turn, could impact our ability to compete for new contracts. Our failure to meet contractual obligations could also result in substantial lost revenues.

We may be unsuccessful in resolving pending litigation relating to contractual disputes with Omniglow, LLC, which could result in having to pay damages to Omniglow, LLC. Omniglow, LLC purchased the novelty business of CTI’s predecessor on January 23, 2006. Omniglow, LLC is a separate entity from the organization of former stockholders of Omniglow Corporation and this litigation is distinct from the litigation that was settled in January 2008.

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

Because we do not intend to pay dividends on common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on common stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on factors our Board of Directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities and other financing arrangements. The debt financing arrangements put into place in connection with the acquisition of CTI prohibit CTI from providing us with funds to pay a dividend. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value.

Our securities are quoted on the Over-the-Counter Bulletin Board, which may limit the liquidity and price of our securities more than if the securities were quoted or listed on the NASDAQ market.

Our securities are quoted on the Over-the-Counter Bulletin Board, a NASD-sponsored and operated inter-dealer automated quotation system. Quotation of our securities on the Over-the-Counter Bulletin Board will limit the liquidity and price of securities more than if the securities were quoted or listed on NASDAQ.

We currently have a small number of beneficial holders, which may result in limited trading and also limit the liquidity and price of securities. Furthermore, this may result in unexpected price volatility.

If we fail to meet financial covenants with our senior lender, the lender would be able to declare an event of default.

If we were unable to meet the financial covenants specified in the senior loan documents, the senior lender would be able to declare an event of default. If an event of default were declared, all of our debts to the senior lender could become due and payable immediately, which could result in our ceasing operations unless new arrangements were made. The terms of our loan with our senior lender are described more fully in the Section titled “Management’s Discussion & Analysis of Financial Condition and Results of Operations.”

We may choose to redeem outstanding warrants at a time that is disadvantageous to the warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933, we may redeem all outstanding warrants at any time after they become exercisable at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sale price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Calling all of our outstanding warrants for redemption could force the warrant holders:

•	To exercise the warrants and pay the exercise price for such warrants at a time when it may be disadvantageous for the holders to do so;
•	To sell the warrants at the then current market price when they might otherwise wish to hold the warrants; or
•	To accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Our warrant holders may not be able to exercise their warrants, which may create liability for us.

Holders of the warrants we issued in our initial public offering and private placement will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed to use our best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot assure that we will be able to do so. In addition, some states may not permit us to register the shares issuable upon exercise of warrants for sale. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws. Since our obligations in this regard are subject to a “best efforts” standard, it is possible that, even if we are able to successfully assert a defense to a claim by warrant holders due to the impossibility of registration, a court may impose monetary damages on us to compensate warrant holders due to the change in circumstances that led to our being unable to fulfill obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own the West Springfield, MA facility which houses all corporate functions, including research and development. The facility is located on ten acres of land in an industrial area and has 200,000 square feet of office, manufacturing and warehousing space. There is adequate space available in the facility to accommodate an increase in operations and staffing. There are no known matters of ground contamination or air quality discharges that exceed acceptable limits. The facility is older and contains asbestos, which is consistent with buildings of its era, but there is no known damaged asbestos requiring remediation. The facility is subject to inspections by various environmental agencies from time to time and no significant violations of any environmental standards have been noted during the period of ownership by the current or predecessor owners. Environmental violations are not believed to represent a material risk. The facility is subject to a mortgage.

The facility in Aix-en-Provence, France is also owned by us and houses all foreign operations. The facility has 10,000 square feet of office and manufacturing space sitting on two acres and is in good condition. There are no known environmental violations pertaining to the facility and environmental violations are not believed to represent a material risk.

ITEM 3. LEGAL PROCEEDINGS

CTI is currently named a defendant in Civil Action No. 06-706 in Superior Court of the State of Massachusetts. Filing suit against CTI is Omniglow, LLC (the former novelty business of CTI which was sold on January 23, 2006). CTI sold certain assets and liabilities related to the novelty and retail business to certain former shareholders and management (the “Omniglow Buyers”). This was done because CTI sought to retain only the Omniglow Corporation business activities associated with the government, military and safety business. During 2006, CTI and the Omniglow Buyers commenced litigation and arbitration proceedings against one another. Claims include breaches of a lease and breaches of various other agreements between CTI and the Omniglow Buyers. The Omniglow Buyers seek compensatory damages of $1.4 million, to be trebled, and recovery of costs and legal fees. CTI has filed for damages of $368,000 against the Omniglow Buyers. CTI continues to rigorously defend our position on these matters, as we believe the Omniglow Buyers’ claims to be without merit. Court hearings were held and completed in October 2008. A decision is expected in 2010.

PART II

ITEM 4: Reserved For Future Use by The Securities and Exchange Commission

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, common stock purchase warrants and units, are quoted on the Over-the-Counter Bulletin Board under the symbols “CYLU,” “CYLUW,” and “CYLUU,” respectively. The following table sets forth the high and low sales information for our common stock, common stock purchase warrants and units for the period from January 1, 2008 through March 11, 2010. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
First quarter 2008	$7.55	$7.40	$0.68	$0.23	$8.10	$7.70
Second quarter 2008	$7.58	$7.39	$0.91	$0.26	$8.47	$7.65
Third quarter 2008	$7.95	$7.39	$1.49	$0.57	$9.30	$8.00
Fourth quarter 2008	$7.88	$6.50	$1.80	$0.45	$9.24	$7.60
First quarter 2009	$14.15	$2.50	$2.30	$0.32	$15.00	$3.50
Second quarter 2009	$4.11	$3.00	$1.10	$0.15	$3.50	$3.50
Third quarter 2009	$3.93	$3.10	$1.25	$0.20	$3.50	$3.50
Fourth quarter 2009	$6.00	$3.30	$0.50	$0.29	$3.50	$3.50
First quarter 2010 through March 11, 2010	$3.85	$3.35	$0.50	$0.30	$3.50	$3.50

Holders of Common Stock

As of March 11, 2010, there were of record 42 holders of common stock, one holder of warrants and one holder of units.

Dividends

We have never declared or paid cash dividends on our capital stock and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Payments of future dividends on our common stock, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our Board of Directors may deem relevant. The debt financing arrangements put into place in connection with the acquisition of CTI prohibit CTI from providing us with funds to pay a dividend.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity incentive plans can be found in Part III, Item 12 of this Annual Report on Form 10-K and in Note 17 to our consolidated financial statements contained within this Annual Report on Form 10-K.

Performance Graph

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs
October 1 to October 31, 2009	—	—	—	—
November 1 to November 30, 2009	—	—	—	—
December 1 to December 31, 2009	—	—	—	—

ITEM 6: SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Business Prior to the Acquisition of CTI

Previously, our legal name was Vector Intersect Security Acquisition Corporation (“Vector”), a Delaware corporation incorporated on July 19, 2005 in order to serve as a vehicle for the acquisition of an operating business (through a merger, capital stock exchange, asset acquisition or other similar business combination). Vector did not engage in any substantive commercial business until the acquisition of Cyalume Technologies, Inc. (“CTI”), as described below.

On December 19, 2008, we completed the purchase of the issued and outstanding capital stock of CTI, located in West Springfield, MA, for a total consideration of $125.2 million (the “Acquisition”). In connection with the closing of the Acquisition, we changed our name from Vector Intersect Security Acquisition Corporation to Cyalume Technologies Holdings, Inc. (“Cyalume”).

Our Business Subsequent to the Acquisition of Cyalume Technologies, Inc.

In the following discussion of our operating business, unless the context otherwise requires, references to Cyalume, we, us, our, etc., include Cyalume, Cyalume Technologies, Inc. and Cyalume Technologies, S.A.S; references to CTI include only Cyalume Technologies, Inc. and its wholly-owned subsidiary Cyalume Technologies, S.A.S. (“CTSAS”).

We are a global, technology-based manufacturer primarily producing products where light is generated through a chemical reaction known as chemiluminescence. Our most popular product is a 6 inch light stick. We also use chemiluminescent technology to make products providing day/night marking and illumination as components of training ammunition. In addition, a variety of reflective products are produced that both reflect direct light back and retain energy for a short period of time so they continue to glow after the light source is removed. Reflective products include a variety of patches and safety belts. Both chemiluminescent and reflective products may employ infrared technology that allows observation of the product with proper night vision goggles.

The majority of our revenues are derived from sales to the U.S. Military and various other militaries around the globe, most significantly to three key customers: the United States Department of Defense (“U.S. DOD”), NAMSA and LC Industries, which accounted for 52% of net revenues in 2009. Additional revenues are derived from sales to other militaries and sales into the commercial markets, including police, fire and EMS departments. In the military market there are longer-term fixed price, indefinite quantity contracts of generally three to five years that provide higher margins because the products are more technologically advanced than those of competitors. In the commercial markets advanced technology is generally not as important and therefore competition is greater, resulting in lower margins.

Although sales are made into several markets and manufacturing plants are operated in both the U.S. and Europe, the business is managed and financial results are reported as one segment. Senior management focuses on consolidated results to make strategic and tactical decisions. There are several reasons for this. Products are similar in each market and based on the same technologies. Thus management pays attention to individual products as well as individual customers and contracts in terms of pricing and costing. For the largest selling product line, the 6 inch light stick (in its various permutations of color and duration), the manufacturing processes are similar and both the U.S. and European plants make these products. Therefore, the 6-inch light sticks can be and are made at both plants and can be produced and shipped from one plant to the other to help meet peak periods of demand. In addition, important functions such as marketing and research and development (R&D) manage their activities and allocate their resources from a strategic viewpoint and generally not on the basis of where a product is made or who it might be sold to.

Overall financial performance is evaluated based on: revenues; gross profit and gross margin; selling/ research and development/administrative expenses; and cash flow. EBITDA (earnings before interest, taxes, depreciation and amortization) is used as a performance measure of operational cash flows. Product performance is evaluated based on unit cost of production and number of units produced and sold. All of these measures are evaluated against results for prior periods and against budgets.

Cyalume is currently a smaller reporting company based on outstanding equity held by non-affiliates having a market value under $75 million as of our most recently completed second quarter. Therefore, only two years of audited financial statements are presented.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Intangible Assets

Intangible assets include developed technologies and patents, customer relationships and non-compete agreements, which are amortized over their estimated useful lives, and trademarks and trade names, which are considered to have indefinite useful lives and therefore are not amortized. The carrying amounts of intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. Costs incurred to renew or extend the term of our intangible assets are expensed when incurred.

Inventories

Inventories are stated at the lower of cost (on a first-in first-out (“FIFO”) method) or net realizable value. We periodically review the realizability of our inventory. Provisions are recorded and reserves are established for potential obsolescence. Determining adequate reserves for inventory obsolescence requires management’s judgment. Conditions impacting the realizability of our inventory could cause actual write-offs to be materially different than reported inventory reserve balances.

Foreign Operations and Currency

Accounts of our foreign subsidiary are recorded using their local currency (the euro) as the functional currency. For consolidation, income statement accounts are converted to U.S. dollars using the average exchange rate for the monthly period being reported. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income or loss in the statement of operations in the period the gain or loss occurred.

Results of Operations

This section discusses our 2009 and 2008 financial results prepared under U.S. GAAP. See the section entitled “Results of Operations — GAAP 2009 versus Non-GAAP Combined 2008” that appears later in this Item for a discussion of our 2009 and 2008 financial results that are prepared on a non-GAAP basis that we believe investors will find helpful in understanding the changes in our business in those years.

Years Ended December 31, 2009 and 2008, in thousands

The information below is summarized from the audited financial statements for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
Revenues	$32,201	$316
Cost of goods sold	18,817	89
Gross profit	13,384	227
Other expenses (income):
Sales and marketing, general and administrative expenses and research and development	9,552	1,057
Other loss (income), net	52	23
Amortization of intangible assets and impairment losses	41,577	131
Interest expense (income), net	2,705	(960)
Benefit from income taxes	(6,880)	(600)
Net income (loss)	$(33,622)	$576

Revenues:  We did not engage in any substantive commercial business until the Acquisition of CTI on December 19, 2008, and as such there were no sales prior to that date. The only revenues recorded in 2008 were CTI sales during the period December 20, 2008 through December 31, 2008. 2009 revenues are for the full year and are therefore not meaningful to compare to the 2008 results.

Expenses:  Sales, general and administrative expenses increased due to the full year of operations of CTI in 2009 compared to only the last 12 days of CTI’s operations in 2008 being included in 2008.

Amortization of intangible assets and impairment losses:  Intangible assets were recorded at the Acquisition date to reflect the value of our patents, trademarks/tradenames, customer relationships and non-compete agreements. During 2009, we amortized $3.5 million of these assets into amortization expense, compared to $131,000 in 2008. The increase is caused by 2008 containing only 12 days of amortization while 2009 contains a full year of amortization.

Additionally, in 2009 we recorded impairment losses of $12.5 million and $25.6 million on our goodwill and our identified intangible assets, respectively.

Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value. We have only one reporting unit: the consolidated company as a whole. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess. We estimated our fair value using the average market price of our common stock during the last 20 trading days of 2009. Based upon a comparison of our fair value and carrying value, our carrying value was higher than our fair value and, accordingly, we performed the second and final step of the impairment analysis. The results of that final step indicated that goodwill was impaired by $12.5 million for the year ending December 31, 2009, including the 100% impairment of CTSAS’ goodwill of €3.8 million. The goodwill impairment was caused by two main factors: (i) a significant decrease in the market price of our common stock and (ii) a decrease in revenues forecasted as of December 31, 2009 versus revenues forecasted as of the Acquisition date.

As part of the goodwill impairment test described in the preceding paragraph, we also performed impairment tests on our identified intangible assets. Intangible assets that are not amortized, such as our trademarks and trade names, are reviewed for impairment by comparing the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We estimated the fair value of our trademarks and trade names using the relief from royalty method, a variation of the income approach. The underlying assumption of this method is that in lieu of ownership, an entity would be willing to pay a royalty in order to exploit the related benefits of our trademarks and trade names. The present value of this royalty stream provides a useful indication of the fair value of our trademarks and trade names. Intangible assets that are amortized, such as our purchased customer relationships, are reviewed for impairment by a two-step process. The first step is to determine if the intangible asset’s carrying amount is not recoverable. The carrying amount is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset. If the carrying amount is not considered to be recoverable, then the carrying value is compared to the intangible asset’s fair value. If the carrying value exceeds the fair value, then an impairment loss is recognized in an amount equal to that excess. We estimated the fair value of our purchased customer relationship using an income approach utilizing a discounted cash flow methodology, specifically the multi-period excess earnings method (also know as the residual cash flow method). Since the cash flows attributable to our purchased customer relationship asset stem from sales to a customer base that existed at the Acquisition date, a forecast of cash flows consisting of only those customers was utilized.

Interest expense (income), net:  Interest expense (income), net increased in 2009 due to the $34.8 million in debt taken on in December 2008 to acquire CTI. Prior to the Acquisition, we had funds invested in trust that provided interest income. These funds were used in the Acquisition and did not provide interest income in 2009.

Benefit from income taxes:  The change in this account occurred primarily due to the recognition of deferred tax benefits resulting from our net operating loss.

Balance Sheet

Inventories decreased $2.1 million in 2009 due primarily to a $741,000 decrease in inventory stock, a $366,000 increase in reserves for slow-moving and obsolete inventory and the amortization of the $698,000 step-up to fair market value recorded December 19, 2008 at the closing date of the Acquisition.

Property, plant and equipment increased $502,000 primarily due to asset acquisitions of $773,000 and a $372,000 adjustment to the fair market valuation of the West Springfield facility at the Acquisition date, offset by depreciation expense. The market value adjustment was recorded in 2009 upon completing the purchase price allocation related to accounting for the Acquisition.

In connection with the Acquisition of CTI, we recorded certain intangible assets at their fair market value and also recorded goodwill for the excess of purchase price over identified assets and liabilities. Costs incurred to renew or extend the term of our intangible assets are expensed when incurred. We do not consider any of our intangible assets to have a residual value. Our trademarks can be renewed without substantial cost. On average, our trademarks renew in approximately 6 years. As discussed above in Results of Operations, we tested intangible assets and goodwill for impairment at December 31, 2009 and found that goodwill and certain intangible assets were impaired. Impairment losses were recorded to reduce the book value of these assets to their fair market value.

Common stock subject to redemption after the Acquisition on December 19, 2008 was $1.1 million at December 31, 2008. These redemptions were finalized in the first quarter of 2009.

Net non-current deferred income tax liabilities decreased from $9.2 million in 2008 to $7.1 million in 2009 primarily as a result of the following:

•	Net decreases to the carrying value of various identified intangible assets as a result of purchase price adjustments, annual amortization expense and year-end impairment losses;
•	Net increases to the carrying value of fixed assets as a result of purchase price adjustments and annual depreciation expense differences;
•	Decreased by the amortization of the inventory step-up balance;

•	Increased by the reversal of the assertion that the earnings of CTSAS would be reinvested indefinitely;
•	Increased by the utilization of net operating losses during 2009 and the allocation of net operating losses to current.

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

A valuation allowance of approximately $5.6 million was provided on our deferred federal tax assets for the carryforward of foreign tax credits, which we do not anticipate using in the near-term. The utilization of this asset is dependent upon our generation of significant revenues from sources outside the U.S. We also have a valuation allowance of approximately $0.4 million on our deferred state tax assets for net operating loss carryforwards, which we do not anticipate using prior to their expiration.

We had federal net operating loss carryforwards amounting to $9.5 million and $10.3 million at December 31, 2009 and 2008, respectively. The net operating loss carryforward at December 31, 2009 expires in fiscal years 2025 through 2029. Internal Revenue Code Section 382 limits utilization of these losses to $3.2 million per year. It is possible that future changes in our ownership could result in changes to the amounts allowed by IRC Section 382. State net operating loss carryforwards amounted to $11.7 million and $7.2 million as of December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of December 31, 2009 and 2008, we had $2.0 million and $4.0 million, respectively, in cash. Of the cash held at December 31, 2008, $1.1 million was for the redemption of 139,850 shares of common stock subject to redemption from stockholders who voted against the Acquisition, which redemption was completed in January 2009.

Concurrent with the Acquisition in December 2008, we borrowed $32.0 million from TD Bank N.A. (“TD Bank”), consisting of two notes payable, a $25.5 million Term A Note and a $2.5 million Term B Note, and a $4.0 million line of credit. At December 31, 2009 and 2008, $22.0 million and $25.5 million of the Term A Note and $2.4 million and $2.5 million of the Term B Note were outstanding, respectively. $3.2 million and $3.5 million were outstanding on the line of credit at December 31, 2009 and 2008, respectively.

In 2008 we also borrowed $1.0 million from SCP, which owns stock in Cyalume and of which four of our Directors are members. Interest on this obligation is capitalized into principal, and at December 31, 2009 $1.1 million was outstanding.

On December 19, 2008, we acquired CTI and a deferred underwriting fee became payable in full. Before December 19, 2008, as full payment of these costs, the underwriter agreed to accept a cash payment of $250,000 and 93,750 shares of our common stock with the rest of the fee ($1.1 million) remaining as deferred underwriting fees. On December 30, 2008, the underwriter exchanged the deferred underwriting fee obligation and the 93,750 shares in exchange for a $1.8 million note payable. Interest on this obligation is capitalized into principal, and at December 31, 2009 $2.0 million was outstanding.

Forecast principal and interest payments on long-term debt for 2010 are $9.1 million, compared to $5.5 million in 2009. Included in the 2010 forecasted payments is a $3.0 million payment required by our senior lender in loan amendment documents signed in December 2009. We are required by TD Bank to fund this payment by raising additional equity through private placements of our common stock. All other principal and interest payments will be funded from operating cash flows.

On December 10, 2008, Vector Investment Fund LLC (“VIF”), an entity controlled by Yaron Eitan, currently the Vice Chairman of the Board and at that time our Chief Executive Officer, President and Vice Chairman of the Board, entered into a note purchase agreement by and among VIF, Cyalume and Centurion

Credit Group Master Fund L.P. (“Centurion”) pursuant to which Centurion agreed to provide a loan to VIF in the principal amount of up to $12 million. Pursuant to the note purchase agreement, the proceeds of the loan were to be utilized to purchase shares of Cyalume’s common stock from a limited number of its public stockholders, at a price per share not exceeding the liquidation value of each public share, determined upon amounts held in Cyalume’s trust account.

In connection with the loan from Centurion, Cyalume agreed to purchase from VIF the shares of Cyalume common stock that VIF purchased using the proceeds of the loan, concurrent with the closing of Cyalume’s Acquisition of CTI, at a purchase price equal to the aggregate purchase price that VIF paid for the shares. The proceeds from the sale of the shares were applied by VIF to repay the loan. Interest on the loan accrued at a rate of 18% per annum. On the closing of the Acquisition of CTI, Cyalume paid accrued interest due on the senior promissory note issued by VIF. In connection with the loan, CTI paid the Lender a $200,000 commitment fee, $20,000 of prepaid interest on the note and $50,000 of Centurion’s legal fees. Centurion also received 40,000 shares of Cyalume’s common stock and three-year warrants to purchase 100,000 shares of common stock exercisable at an exercise price of $8.00 per share, subject to adjustment in certain events, and has been granted certain demand and piggyback registration rights with respect to the 40,000 shares and the shares issuable upon exercise of the warrants. All amounts due and owing under the loan were paid in full to Centurion on December 19, 2008.

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

At December 31, 2008, there were seven unsecured notes payable to six stockholders. Four of these notes totaling $1.0 million were payable to 4 partners of SCP, bore interest at 6% and are payable in one combined installment on June 19, 2014. Interest on these notes is capitalized into principal and the total principal balance at December 31, 2009 is $1.1 million. The remaining notes at December 31, 2008 totaled $55,000, were payable to two stockholders, paid interest at 4% and had an indeterminate maturity. In July 2009, these notes payable to related parties that existed at December 31, 2008 were repaid in full, along with all accrued interest, through the issuance of 17,150 restricted and unregistered shares of our common stock.

On March 3, 2009, our Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “Plan”). Under the Plan, two million shares have been reserved for potential issuance as incentives to certain employees and non-employees. See Note 17 in the Notes to Consolidated Financial Statements for further discussion of the Plan and awards made under the Plan. Subsequent to approval by shareholders at the 2009 Annual Meeting of Shareholders, we filed Form S-8 with the SEC to register the shares under the Plan. Issuance of shares under the Plan will not provide capital and will cause dilution of earnings per share.

The 2010 capital expenditures budget will be funded completely from operating cash flows.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2009 or 2008.

Contractual Obligations

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Results of Operations — GAAP 2009 versus Non-GAAP Combined 2008

The consolidated statements of operations included in Part IV of this Form 10-K include the consolidated statements of operations of Cyalume for 2009 and 2008. For 2008, this includes the operations of Vector (now Cyalume) for the period from January 1, 2008 to December 19, 2008 as a special-purpose acquisition company with no business operations, plus the operations of Cyalume for the period from December 20, 2008 to December 31, 2008 as a manufacturer and seller of chemiluminescent products. The 2009 statement includes a full year of operations. The required Results of Operations discussion above discusses the changes in those financial statements from 2008 to 2009. Since the significant changes all relate to our transition from a special-purpose acquisition company to a manufacturer, we do not feel that the above disclosure is by itself adequate for investors in understanding the business.

To assist investors in better understanding the changes in our business for the year ended December 31, 2009, we are presenting here an additional Results of Operations prepared on a combined basis in which the 2008 operations of CTI for the period from January 1, 2008 to December 19, 2008 are combined with the 2008 results of Cyalume (which include the operations of CTI for the period from December 20, 2008 to December 31, 2008) to show a full year of manufacturing and selling activity. We then compare this combined basis 2008 statement to the 2009 results, which also contain 12 months of CTI’s manufacturing and selling activities. The following combined statement of operations for 2008 is the mathematical addition of our 2008 audited financial statements and the audited financial statements of the Predecessor for the period from January 1, 2008 to December 19, 2008, both of which appear in the Part IV audited financial statements:

	(GAAP)		(non-GAAP)
	For the Year Ended December 31, 2008	Predecessor For the Period January 1, 2008 to December 19, 2008	For the Year Ended December 31, 2008
Revenues	$316	$40,441	$40,757
Cost of goods sold	89	20,389	20,478
Gross profit	227	20,052	20,279
Other expenses (income):
Sales and marketing	72	2,922	2,994
General and administrative	942	4,072	5,014
Research and development	43	1,251	1,294
Interest expense (income), net	(968)	4,788	3,820
Interest expense – related party	8	—	8
Amortization of intangible assets	131	2,543	2,674
Goodwill impairment loss	—	—	—
Other intangible asset impairment losses	—	—	—
Other loss (income), net	23	(1,146)	(1,123)
Income (loss) before income taxes	(24)	5,622	5,598
Provision for (benefit from) income taxes	(600)	2,216	1,616
Net income	$576	$3,406
Non-GAAP combined net income			$3,982

We stress that the combined statement of operations for 2008 is a non-GAAP financial statement and, therefore, has limits in its usefulness to investors. Due to its non-standardized definition, it will not be comparable with the calculation of similar measures for other companies. The non-GAAP combined basis statement of operations is presented solely to permit investors to more fully understand our business in the way that management sees it.

We are presenting a Management’s Discussion and Analysis section below based on the combined statements of operations for 2008 as described above. This discussion provides insight for the full year that is not available in the GAAP discussion presented above. Except for results occurring after the date of the Acquisition, combining our and the Predecessor’s 2008 results in this manner does not reflect (a) purchase accounting resulting from the Acquisition or (b) other pro forma adjustments that could have been used to show how results may have appeared if that purchase accounting was applied as of January 1, 2008. Where appropriate, the effect of the Acquisition is discussed below. Combined basis information is useful as it assists management in understanding our performance over the last two years, which is not possible from reviewing the

U.S. GAAP information. Investors may find it useful for this purpose as well. The combined basis information should not be considered an alternative to, or more meaningful than, the financial information presented in accordance with U.S. GAAP.

Cyalume Technologies Holdings, Inc.
Combined Basis Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2009 (GAAP)	2008 (non-GAAP)	Favorable (Unfavorable) Change
Revenues	$32,201	$40,757	$(8,556)
Cost of goods sold	18,817	20,478	1,661
Gross profit	13,384	20,279	(6,895)
Other expenses (income):
Sales and marketing	3,171	2,994	(177)
General and administrative	4,917	5,014	97
Research and development	1,464	1,294	(170)
Interest expense, net	2,644	3,820	1,176
Interest expense – related party	61	8	(53)
Amortization of intangible assets	3,497	2,674	(823)
Goodwill impairment loss	12,456	—	(12,456)
Other intangible assets impairment loss	25,624	—	(25,624)
Other loss (income), net	52	(1,123)	(1,175)
Income (loss) before income taxes	(40,502)	5,598	(46,100)
Provision for (benefit from) income taxes	(6,880)	1,616	8,496
Net loss	$(33,622)
Non-GAAP combined net income		$3,982	$(37,604)

Combined Basis Results of Operations

Revenues:  We experienced a significant decline in sales volumes in 2009, leading to an $8.6 million decrease in revenue. Many of our products are sold under indefinite quantity type contracts whereby we fulfill orders as they are placed by customers. Price changes did not have a significant impact on revenue. We do not have insight into why our military customers order at the times or quantities that they do, however we see no indication that the underlying usage of our products has diminished. Sales of our ammunition products increased $4.5 million driven by a significant increase in unit sales. We believe that the global recession and constraints on budgets worldwide have negatively affected our revenues.

Gross profit:  Our gross profit declined $6.9 million in 2009 compared to 2008. 90% of this decline is attributable to the decline in sales volumes experienced with the remaining portion caused by a change in the product mix sold. Price changes had an insignificant impact on gross profit.

Expenses:  Sales and marketing expenses increased primarily due to higher commissions paid to distributors. General and administrative expenses declined primarily due to lower professional fee expenses. Research and development expense increased primarily due to expanding our research and development department.

Interest expense, net:  Interest expense declined in 2009 due to lower outstanding debt levels and generally lower interest rates on those debt levels. Interest expense, net for 2008 included $1.0 million in interest income earned by funds that we held in trust prior to completing the Acquisition. CTI entered 2008 paying interest on $40.9 million in debt. We entered 2009 with $33.7 million, a decline of $7.2 million, due to regular principal payments by CTI during 2008 and the retirement of CTI’s existing debt and acquiring of lower amounts of new debt during the Acquisition.

Amortization of intangible assets:  Prior to the Acquisition, CTI had intangible assets (patents, trademarks/tradenames, customer relations and non-compete agreements) recorded as a result of a previous transaction and recorded amortization expense related to those assets. Those assets were revalued at the Acquisition date in accordance with U.S. GAAP, resulting in a higher valuation, and, therefore, a higher amortization expense in 2009.

Goodwill impairment loss and Intangible assets impairment loss:  In 2009 we recorded impairment losses of $12.5 million and $25.6 million on our goodwill and our identified intangible assets, respectively.

Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value. We have only one reporting unit: the consolidated company as a whole. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess. We estimated our fair value using the average market price of our common stock during the last 20 trading days of 2009. Based upon a comparison of our fair value and carrying value, our carrying value was higher than our fair value and, accordingly, we performed the second and final step of the impairment analysis. The results of that final step indicated that goodwill was impaired by $12.5 million for the year ending December 31, 2009, including the 100% impairment of CTSAS’ goodwill of €3.8 million. The goodwill impairment was caused by two main factors: (i) a significant decrease in the market price of our common stock and (ii) a decrease in revenues forecasted as of December 31, 2009 versus revenues forecasted as of the Acquisition date.

As part of the goodwill impairment test described in the preceding paragraph, we also performed impairment tests on our identified intangible assets. Intangible assets that are not amortized, such as our trademarks and trade names, are reviewed for impairment by comparing the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We estimated the fair value of our trademarks and trade names using the relief from royalty method, a variation of the income approach. The underlying assumption of this method is that in lieu of ownership, an entity would be willing to pay a royalty in order to exploit the related benefits of our trademarks and trade names. The present value of this royalty stream provides a useful indication of the fair value of our trademarks and trade names. Intangible assets that are amortized, such as our purchased customer relationships, are reviewed for impairment by a two-step process. The first step is to determine if the intangible asset’s carrying amount is not recoverable. The carrying amount is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset. If the carrying amount is not considered to be recoverable, then the carrying value is compared to the intangible asset’s fair value. If the carrying value exceeds the fair value, then an impairment loss is recognized in an amount equal to that excess. We estimated the fair value of our purchased customer relationship using an income approach utilizing a discounted cash flow methodology, specifically the multi-period excess earnings method (also know as the residual cash flow method). Since the cash flows attributable to our purchased customer relationship asset stem from sales to a customer base that existed at the Acquisition date, a forecast of cash flows consisting of only those customers was utilized.

Other loss (income), net:  During 2008, a restructuring was implemented to facilitate the sale of CTI to Cyalume pursuant to which the CEO and two Vice-Presidents left CTI, resulting in a restructuring charge of $1.1 million. Cash payments of restructuring charges were primarily made in 2008 with $229,000 paid in 2009. In 2008, before the Acquisition, CTI reached settlement with the previous owners of CTI on all matters being disputed under arbitration and relating to disputes or representations and warranties made by the previous owners. CTI received $3.0 million in cash, resulting in a net gain of $2.8 million on the settlement. Other loss (income) in 2009 primarily reflects the impact of changing foreign exchange rates on our operations.

Provision for (benefit from) income taxes:  The significant pre-tax net loss, as described above, is the primary factor in the $8.4 million change in the 2009 benefit from income taxes over the 2008 provision for income taxes. The effective tax rate for 2009 of 17% is lower than the 2008 rate of 29% due to the goodwill impairment loss recorded in 2009, which is a permanent difference between U.S. GAAP income and taxable income, as well as the increase in the valuation allowance on our deferred tax assets and prior year income tax true-up adjustments.

Foreign exchange rates:  If 2009 operations in foreign currencies had been translated using the foreign exchange rate in effect at the end of 2008, revenues would have been $264,000 higher than reported and gross margin would have increased $133,000. Net income (loss) would have been $22,000 lower than reported.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during our last fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	716,600	(1)	3.55	(2)	1,283,400
Equity compensation plans not approved by security holders	100,000		8.00		—
Total	816,600		4.32	(2)	1,283,400

(1)	Includes 239,100 shares of restricted stock awards granted under the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan. The remaining balance consists of outstanding stock option and warrant grants.
(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards which have no exercise price.

Security Ownership of Certain Beneficial Owners

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CCR LLP audited our consolidated financial statements for the years ended December 31, 2009 and 2008. CCR LLP also audited the Predecessor (CTI) for the period from January 1, 2008 to December 19, 2008. CCR LLP is our principal accountant as of December 31, 2009. Miller, Ellin and Company LLP was our principal accountant in 2008 until December 19, 2008.

Audit Fees

Fees billed within the past two years by CCR LLP included:

•	$260,000 related to our financial statement audits for December 31, 2009, related quarterly reviews and review of various SEC Forms filed during 2009.
•	$350,000 related to CTI financial statement audits for December 19, 2008 and December 31, 2008, related quarterly reviews and review of the SEC Schedule 14A filed December 4, 2008.
•	$32,000 related to Cyalume financial statement audits for December 31, 2008.

Fees billed within the past two years by Miller, Ellin and Company for 2008 audit services included:

•	$13,000 related to review of 2008 Form 10-Q filings and review of the SEC Schedule 14A filed December 4, 2008.

Audit-Related Fees

Fees for audit-related services provided by CCR LLP totaled $0 in 2009 and $3,000 in 2008. Audit-related services principally include advice on compliance with Sarbanes-Oxley.

Tax Fees

There were no fees for tax related services from CCR LLP in 2009 or 2008.

All Other Fees

There were no fees for other professional services from CCR LLP during 2009 or 2008.

Audit Committee Pre-Approval Policies and Procedures

At December 31, 2008 we did not have an audit committee. As a result, our entire Board of Directors performed the duties of an audit committee during the fiscal year ended December 31, 2008. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor provides audit and non-audit services.

On January 13, 2009, following the December 19, 2008 Acquisition of CTI, the Board of Directors formed an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, and elected the following members to serve on this committee: Thomas Rebar (Chairman), Yair Shamir, Joseph Gorman and Daniel Gaspar. Thomas Rebar is an “audit committee financial expert”. Mr. Rebar has been a partner of SCP Private Equity Management, LLC since 1996. Mr. Rebar is currently a director of several companies, including Magnolia Broadband, and Pentech Financial Services, Inc. Prior to joining SCP, Mr. Rebar was a Senior Vice President at Charterhouse Inc. from 1989 to 1996, the U.S. investment banking arm of Charterhouse PLC, a U.K. merchant bank. Before joining Charterhouse, Mr. Rebar was a member of the corporate finance department at Bankers Trust Company from 1987 to 1989. Mr. Rebar received his B.S. summa cum laude from the University of Scranton and an M.B.A. from New York University Graduate School of Business Administration.

The Board of Directors has determined that each member of the Audit Committee is independent as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. On August 20, 2009, Daniel Gaspar resigned from the Board of Directors and the Audit Committee.

The Audit Committee recommends to the Board of Directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee has adopted a written charter which is available on our website,

www.cyalume.com. The Audit Committee may form and delegate authority to subcommittees consisting of one or more Audit Committee members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services provided that the decisions of such subcommittee to grant preapprovals are presented to the full Audit Committee at its next scheduled meeting.

On December 19, 2008, the Board of Directors appointed CCR LLP to be principal accountant for Cyalume and engaged them to perform the 2008 audit for Cyalume. In February 2009, the newly formed Audit Committee met with CCR LLP, to discuss the audit and reporting process for preparing the audited financial statements and the Annual Report on Form 10-K. CCR LLP had been CTI’s principal accountant prior to the Acquisition and it had been engaged by CTI to perform the 2008 audit of CTI’s financial statements prior to the Acquisition. In April 2009 the Board of Directors engaged CCR LLP to perform the 2009 audit of Cyalume. The Audit Committee periodically meets with our management and CCR LLP to discuss audit and accounting topics and to review quarterly and annual financial reports.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statement schedules filed as part of this report	Page
Schedule II — Valuation and Qualifying Accounts	S-3

Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement dated February 14, 2008 by and among Vector Intersect Acquisition Corporation, as the Parent, Cyalume Acquisition Corp., a Delaware corporation, as the Purchaser, Cyalume Technologies, Inc. and GMS Acquisition Partners Holdings, LLC.(1)
2.2	Amendment No. 1 to Stock Purchase Agreement, dated October 22, 2008.(2)
2.3	Amendment No. 2 to Stock Purchase Agreement, dated December 17, 2008.(3)
2.4	Amendment No. 3 to Stock Purchase Agreement, dated December 18, 2008.(3)
3.1	Fifth Amended and Restated Certificate of Incorporation.(3)
3.2	By-laws.(4)
4.1	Specimen Common Stock Certificate.(4)
4.2	Specimen Unit Certificate.(4)
4.3	Specimen Warrant Certificate.(4)
4.4	Form of Unit Purchase Option to be granted to the representative.(4)
10.1	Form of Stock Escrow Agreement among the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders.(4)
10.2	Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and the Private Placement Purchasers.(4)
10.3	Centurion Credit Group Master Fund L.P. Note Purchase Agreement dated December 10, 2008.(5)
10.4	Centurion Credit Group Master Fund L.P. Letter Agreement dated December 10, 2008.(5)
10.5	Centurion Credit Group Master Fund L.P. Escrow Agreement dated December 10, 2008.(5)
10.6	Warrant issued to Centurion Credit Group Master Fund L.P. dated December 10, 2008.(5)
10.7	Subscription Agreement with Catalyst Equity Management dated September 5, 2008.(5)
10.8	Form of Warrant Agreement in favor of Catalyst Private Equity Partners (Israel) II, LP.(6)
10.9	Letter Agreement by and between the Registrant and Vector Investment Fund LLC dated December 10, 2008.(5)
10.10	Employment Agreement with Derek Dunaway dated June 2, 2009.(7)
10.11	Employment Agreement with Michael Bielonko dated June 2, 2009.(7)
10.12	Employment Agreement with Thomas McCarthy dated June 2, 2009.(7)
10.13	Employment Agreement with Tomas Ogas dated May 14, 2009.(7)
10.14	Employment Agreement with Earl Cranor dated July 17, 2009.(8)
10.15	TD Bank Revolving Credit and Term Loan Agreement dated December 19, 2008.(9) (Exhibit 10.14)
10.16	TD Bank Security and Pledge Agreement dated December 19, 2008.(9) (Exhibit 10.15)
10.17	TD Bank Mortgage, Assignment of Leases and Rents and Security Agreement dated December 19, 2008.(9) (Exhibit 10.16).
10.18	Rodman Principal Investments, LLC Unsecured Promissory Note dated December 31, 2008.(10)
10.19	TD Bank First Amendment to Credit Agreement and Limited Waiver dated September 11, 2009.(11)
10.20	TD Bank Second Amendment to Credit Agreement and Limited Waiver dated December 7, 2009.(12)
10.21*	Supply Agreement between Cyalume Technologies, Inc. (f/k/a Omniglow Corporation) and LC Ind., Inc., dated June 2004 (confidential treatment has been requested for certain portions of this agreement which have been redacted).

Exhibit Number	Description
10.22*	Supply Agreement between Cyalume Technologies S.A. and NATO Maintenance and Supply Agency dated July 28, 2008 (confidential treatment has been requested for certain portions of this agreement which have been redacted).
10.23*	Supplemental Agreement No. 1, dated July 28, 2008, to the Supply Agreement between Cyalume Technologies S.A. and NATO Maintenance and Supply Agency dated July 28, 2008 (confidential treatment has been requested for certain portions of this agreement which have been redacted).
10.24*	Supply Agreement between Cyalume Technologies S.A. and NATO Maintenance and Supply Agency dated August 20, 2008 (confidential treatment has been requested for certain portions of this agreement which have been redacted).
10.25*	Supplemental Agreement No. 2, dated October 6, 2008, to the Supply Agreement between Cyalume Technologies S.A. and NATO Maintenance and Supply Agency dated July 28, 2008 (confidential treatment has been requested for certain portions of this agreement which have been redacted).
10.26*	Supplemental Agreement No. 3, dated October 6, 2008, to the Supply Agreement between Cyalume Technologies S.A. and NATO Maintenance and Supply Agency dated July 28, 2008 (confidential treatment has been requested for certain portions of this agreement which have been redacted).
10.27*	Supply Agreement between Cyalume Technologies, Inc. and the U.S. Department of Defense, dated January 22, 2010 (confidential treatment has been requested for certain portions of this agreement which have been redacted).
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K dated February 14, 2008 and filed with the Commission February 21, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K dated October 22, 2008 and filed with the Commission November 4, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K dated December 17, 2008 and filed with the Commission December 23, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-127644) filed August 18, 2005.
(5)	Incorporated by reference to the Current Report on Form 8-K dated December 10, 2008 and filed with the Commission on December 16, 2008.
(6)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-157827) filed March 11, 2009
(7)	Incorporated by reference to the Current Report on Form 8-K dated May 14, 2009 and filed with the Commission June 4, 2009.
(8)	Incorporated by reference to the Current Report on Form 8-K dated July 17, 2009 and filed with the Commission July 22, 2009.
(9)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on March 30, 2009. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.
(10)	Incorporated by reference to the Current Report on Form 8-K dated December 31, 2008 and filed with the Commission January 7, 2009.

(11)	Incorporated by reference to the Current Report on Form 8-K dated September 11, 2009 and filed with the Commission September 23, 2009.
(12)	Incorporated by reference to the Current Report on Form 8-K dated December 17, 2009 and filed with the Commission December 18, 2009.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyalume Technologies Holdings, Inc.
Date: March 17, 2010	By: /s/ Derek Dunaway Derek Dunaway, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Derek Dunaway Derek Dunaway	President and Chief Executive Officer (Principal Executive Officer)	March 17, 2010
/s/ Michael Bielonko Michael Bielonko	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2010
/s/ Winston Churchill Winston Churchill	Director and Chairman	March 17, 2010
/s/ Yaron Eitan Yaron Eitan	Director and Vice Chairman	March 17, 2010
/s/ Archie Clemins Archie Clemins	Director	March 17, 2010
/s/ Doron Cohen Doron Cohen	Director	March 22, 2010
/s/ Andrew Intrater Andrew Intrater	Director	March 17, 2010
/s/ Jason Epstein Jason Epstein	Director	March 17, 2010
/s/ Joseph T. Gorman Joseph T. Gorman	Director	March 17, 2010
/s/ General (Ret.) Jack Keane General (Ret.) Jack Keane	Director	March 16, 2010
/s/ Frank Kline Frank Kline	Director	March 17, 2010
/s/ Thomas G. Rebar Thomas G. Rebar	Director	March 17, 2010
/s/ Yair Shamir Yair Shamir	Director	March 17, 2010

INDEX TO FINANCIAL STATEMENTS

Cyalume Technologies Holdings, Inc.
Years ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cyalume Technologies Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Cyalume Technologies Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyalume Technologies Holdings, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company’s amended loan covenants contain a provision that requires the Company to receive at least $3.0 million in new subordinated debt or equity before April 30, 2010 and to use the proceeds thereof to pay down its senior debt. Failure to comply with this covenant could have a materially adverse impact on the Company.

/s/ CCR LLP

Glastonbury, Connecticut
March 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholder of Cyalume Technologies, Inc. and Subsidiary

We have audited the consolidated statements of operations and cash flows of Cyalume Technologies, Inc. and Subsidiary (“CTI”) for the period January 1, 2008 to December 19, 2008. These financial statements are the responsibility of the CTI’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. CTI is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the CTI’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cyalume Technologies, Inc. and Subsidiary for the period January 1, 2008 to December 19, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ CCR LLP

Glastonbury, Connecticut
March 27, 2009

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Operations
(in thousands, except shares and per share information)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Predecessor For the Period January 1, 2008 to December 19, 2008
Revenues	$32,201	$316	$40,441
Cost of goods sold	18,817	89	20,389
Gross profit	13,384	227	20,052
Other expenses (income):
Sales and marketing	3,171	72	2,922
General and administrative	4,917	942	4,072
Research and development	1,464	43	1,251
Interest expense (income), net	2,644	(968)	4,788
Interest expense – related party	61	8	—
Amortization of intangible assets	3,497	131	2,543
Goodwill impairment loss	12,456	—	—
Other intangible asset impairment losses	25,624	—	—
Other losses (income), net	52	23	(1,146)
Total other expenses	53,886	251	14,430
Income (loss) before income taxes	(40,502)	(24)	5,622
Provision for (benefit from) income taxes	(6,880)	(600)	2,216
Net income (loss)	$(33,622)	$576	$3,406
Net income (loss) per common share:
Basic	$(2.21)	$0.06
Diluted	$(2.21)	$0.05
Weighted average shares used to compute net income (loss) per common share:
Basic	15,241,416	9,550,362
Diluted	15,241,416	12,001,471

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Balance Sheets
(in thousands, except shares and per share information)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash	$2,003	$3,952
Accounts receivable, net of allowance for doubtful accounts of $239 and $452 at December 31, 2009 and 2008, respectively	3,319	3,508
Inventories, net	9,320	11,447
Income taxes refundable	294	701
Deferred income taxes	682	317
Prepaid expenses and other current assets	382	248
Total current assets	16,000	20,173
Property, plant and equipment, net	8,384	7,882
Goodwill	51,244	60,896
Other intangible assets, net	22,548	49,426
Other noncurrent assets	67	135
Total assets	$98,243	$138,512
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$3,200	$3,500
Current portion of notes payable	6,940	3,391
Accounts payable	3,222	3,230
Accrued expenses	2,069	2,550
Common stock subject to mandatory redemption	—	1,123
Notes payable and advance due to related parties	9	64
Income tax payable	—	5
Total current liabilities	15,440	13,863
Notes payable, net of current portion	18,874	25,811
Notes payable due to related parties, net of current portion	1,065	1,000
Deferred income taxes	7,105	9,237
Derivatives	69	163
Asset retirement obligation, net of current portion	158	128
Total liabilities	42,711	50,202
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,405,570 and 13,719,035 issued and outstanding at December 31, 2009 and 2008, respectively	15	14
Additional paid-in capital	87,926	87,348
Retained earnings (accumulated deficit)	(32,393)	1,229
Accumulated other comprehensive loss	(16)	(281)
Total stockholders’ equity	55,532	88,310
Total liabilities and stockholders’ equity	$98,243	$138,512

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
(in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Amount
Balance at December 31, 2007	9,375,000	$9	$44,440	$653	$—	$45,102	$—
Adjustment of common stock subject to redemption	—	—	11,144	—	—	11,144	—
Issuance of common stock	7,308,428	8	56,114	—	—	56,122	—
Issuance of warrants in conjunction with Acquisition	—	—	33	—	—	33	—
Exchange of note payable for common stock	(93,750)	—	(750)	—	—	(750)	—
Estimated Acquisition purchase price adjustment	138,165	—	1,056	—	—	1,056	—
Exercise of warrants – cashless	79,839	—	—	—	—	—	—
Common stock repurchased	(2,948,797)	(3)	(23,566)	—	—	(23,569)	—
Common stock mandatorily redeemable due to the Acquisition	(139,850)	—	(1,123)	—	—	(1,123)	—
Foreign currency translation adjustments	—	—	—	—	(179)	(179)	(179)
Unrealized loss on cash flow hedges, net of taxes of $61	—	—	—	—	(102)	(102)	(102)
Net income	—	—	—	576	—	576	576
Comprehensive income	—	—	—	—	—	—	$295
Balance at December 31, 2008	13,719,035	$14	$87,348	$1,229	$(281)	$88,310
Exercise of warrants	5,500	—	27	—	—	27	—
Exercise of warrants – cashless	1,614,788	1	(1)	—	—	—	—
Common stock repurchased	(32,903)	—	(263)	—	—	(263)	—
Common stock awarded and issued for Acquisition-related services	75,000	—	225	—	—	225	—
Common stock issued to extinguish notes payable	17,150	—	82	—	—	82	—
Stock-based compensation expense – no shares issued	—	—	500	—	—	500	—
Stock-based compensation expense – common stock issued to non-employee consultant	7,000	—	25	—	—	25	—
Stock registration costs	—	—	(17)	—	—	(17)	—
Foreign currency translation adjustments	—	—	—	—	206	206	206
Unrealized gain on cash flow hedges, net of taxes of $35	—	—	—	—	59	59	59
Net loss	—	—	—	(33,622)	—	(33,622)	(33,622)
Comprehensive loss	—	—	—	—	—	—	$(33,357)
Balance at December 31, 2009	15,405,570	$15	$87,926	$(32,393)	$(16)	$55,532

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Predecessor January 1, 2008 to December 19, 2008
Cash flows for operating activities:
Net income (loss)	$(33,622)	$576	$3,406
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment loss	12,456	—	—
Other intangible asset impairment losses	25,624	—	—
Depreciation of property, plant and equipment	645	23	848
Amortization	4,503	147	2,865
Provision for deferred income taxes	(7,211)	(592)	1,370
Stock-based compensation expense	525	—	—
Provision for inventory obsolescence	473	(2)	71
Other non-cash expenses	246	63	738
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	178	936	(1,201)
Inventories	961	(309)	(1,526)
Prepaid expenses and other current assets	(130)	113	224
Due from Vector	—	—	(995)
Accounts payable and accrued liabilities	(588)	(226)	(1,901)
Income taxes payable, net	401	(87)	(2,028)
Accrued interest on notes payable to stockholders	—	18	—
Net cash provided by operating activities	4,461	660	1,871
Cash flows for investing activities:
Payments from trust account	—	58,309	—
Purchases of long-lived assets	(958)	(11)	(1,508)
Purchase of CTI common stock, net of cash purchased	(43)	(28,668)	—
Net cash provided by (used in) investing activities	(1,001)	29,630	(1,508)
Cash flows from financing activities:
Repayment of advances from and notes payable to related parties	—	(150)	—
Net activity of line of credit	(300)	3,500	—
Payments of Predecessor notes payable	—	(40,346)	(3,495)
Proceeds from long-term notes payable	—	28,000	—
Payments on long-term notes payable	(3,621)	—	—
Proceeds from related party notes payable	—	1,000	—
Proceeds from issuance of common stock	—	4,750	—
Payments to reacquire and retire common stock	(1,386)	(23,569)	—
Net payments of debt issue costs	(140)	—	—
Stock registration costs	(17)	—	—
Proceeds from exercises of warrants	27	—	—
Net cash used in financing activities	(5,437)	(26,815)	(3,495)
Effect of exchange rate changes on cash	28	(93)	26
Net increase (decrease) in cash	(1,949)	3,382	(3,106)
Cash, beginning of period	3,952	570	5,743
Cash, end of period	$2,003	$3,952	$2,637

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

1. BACKGROUND AND DESCRIPTION OF BUSINESS

Before December 19, 2008, we conducted business under the name Vector Intersect Security Acquisition Corporation (“Vector”). Vector was a blank check development stage company, as it had no principal operations. Its objective was to acquire through merger, capital stock exchange, asset acquisition or otherwise one or more businesses in the homeland security, national security and/or command and control industries.

On December 19, 2008, Vector acquired all of the outstanding ownership units of Cyalume Technologies, Inc (“CTI”) from GMS Acquisition Partners Holdings, LLC (“GMS”) (the “Acquisition”) (see Note 2). GMS was the sole stockholder in CTI, which also has a wholly-owned subsidiary (Cyalume Technologies, SAS or “CTSAS”). At the Acquisition date, Vector changed its name to Cyalume Technologies Holdings, Inc. (“Cyalume”). In these financial statements and footnotes, Cyalume’s operating results include the operations of the former Vector for 2008 and CTI’s operations (including CTSAS) after the Acquisition date. CTI’s operations (including CTSAS) prior to the Acquisition date are presented as Predecessor.

CTI manufactures and sells chemiluminescent products and reflective and photoluminescent materials to military, ammunition and commercial and public safety markets. CTSAS is geographically located in France and represents us in certain international markets, primarily Europe and Asia.

The accompanying consolidated financial statements include the accounts of Cyalume, CTI and CTSAS and are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

2. ACQUISITION

Accounting for the Acquisition under accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires that purchase accounting treatment of the Acquisition be reflected as a new basis of accounting, resulting in the adjustment of all assets and liabilities to their respective fair values as of the acquisition date. That adjustment to fair value requires the purchase price, including assumed liabilities, deferred financing and other transaction costs, to be allocated to the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess allocated to goodwill. The factors that contributed to a purchase price that resulted in the recognition of goodwill include (a) CTI’s strong core business position, (b) CTI’s long-term contracts with significant customers (c) the considerable upside of CTI’s ammunition business and (d) valuation analyses and metrics compiled independently by consultants.

The consideration for the Acquisition consisted of the following (all amounts in thousands):

	Consideration	Cash Acquired	Cash Paid, Net of Cash Acquired
Cyalume equity issued to acquire CTI equity	$52,685
Cash paid for CTI equity and closing costs	31,348	$2,637	$28,711
Assumption of debt	40,346
Liabilities incurred for closing costs	1,225
Total consideration	$125,604

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

2. ACQUISITION  – (continued)

The final allocation of the fair value of the assets acquired and liabilities assumed in the Acquisition are as follows (all amounts in thousands):

	Cyalume Technologies, Inc. (“CTI”)	Cyalume Technologies, S.A.S. (“CTSAS”)	Eliminations	Total
Cash	$2,567	$70	$—	$2,637
Accounts receivable, net	3,730	1,272	(450)	4,552
Inventories, net	9,246	2,053	—	11,299
Other current assets	126	91	—	217
Deferred income taxes	281	707	—	988
Property, plant and equipment	6,586	1,715	—	8,301
Developed technologies, including patents	12,503	—	—	12,503
Trade name / trademarks	11,187	—	—	11,187
Customer relationships	25,430	2,246	—	27,676
Non-compete agreements	267	—	—	267
Investment in CTSAS	11,420	—	(11,420)	—
Debt issue costs, net	808	—	—	808
Goodwill	58,127	5,412	—	63,539
Total assets	142,278	13,566	(11,870)	143,974
Accounts payable	1,615	919	(450)	2,084
Accrued expenses	1,232	350	—	1,582
Deferred income taxes	13,652	877	—	14,529
Asset retirement obligation	175	—	—	175
Total liabilities	16,674	2,146	(450)	18,370
Net assets	$125,604	$11,420	$(11,420)	$125,604

Pro Forma Financial Summary (Unaudited)

The following unaudited pro forma financial summary is presented as if the Acquisition was completed as of January 1, 2008. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the Acquisition been consummated on that date, or of the future operations of the combined entities. The pro forma results include adjustments for depreciation, intangible asset amortization, inventory step-up amortization, interest expense, interest income and certain allowable restructuring costs. The pro-forma results do not exclude significant nonrecurring items such as the $1.1 million restructuring charge incurred by the Predecessor in 2008 (see Note 19) and the $2.8 million net arbitration award received by the Predecessor in 2008 (see Note 16).

Year Ended December 31, 2008
Revenues (in thousands)	$40,757
Net income (in thousands)	$4,882
Net income per common share:
Basic	$0.51
Diluted	$0.41
Weighted average shares used to compute net income per common share:
Basic	9,550,362
Diluted	12,001,471

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

3. SIGNIFICANT ACCOUNTING POLICIES

Foreign Operations

The accounting records of CTSAS are maintained in Euros, their local and functional currency. Revenue and expense transactions are translated to U.S. dollars using the average exchange rate of the month in which the transaction took place. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are translated to U.S. dollars using the exchange rate in effect as of the date of the equity transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss within stockholders’ equity. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income or loss in the statement of operations in the period the gain or loss occurred.

Comprehensive Income (Loss)

Comprehensive income (loss)accounts for changes in stockholders’ equity resulting from non-stockholder sources. All transactions that would cause comprehensive income (loss) to differ from net income (loss) have been recorded and disclosed and relate to (i) the translation of the accounts of our foreign subsidiary and (ii) the effective portion of activities designated as hedges for hedge accounting purposes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for certain items such as reserves for inventory, accounts receivable and deferred tax assets; assessing the carrying value of intangible assets including goodwill; determining the useful lives of property, plant and equipment and intangible assets; and in determining asset retirement obligations. Estimates are based on historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Fair Value Measurements

Under U.S. GAAP, we are required to record certain financial assets and liabilities at fair value and may choose to record other financial assets and financial liabilities at fair value as well. Also under U.S. GAAP, we are required to record nonfinancial assets and liabilities at fair value due to events that may or may not recur in the future, such as an impairment event. When we are required to record such assets and liabilities at fair value, that fair value is estimated using an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. That fair value is determined using inputs based on a fair value hierarchy that is based on significant levels of inputs as follows:

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

See Note 21 for more detailed fair value information, including a listing of our assets and liabilities required to be measured at fair value and where they are classified within the hierarchy. We have other financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, whose carrying amounts approximate fair value.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Accounts Receivable

Accounts receivable are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The allowance is based on historical bad debt experience and the specific identification of accounts deemed uncollectible. We determine an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. We control credit risk through initial credit evaluations and approvals, credit limits, and monitoring procedures. We perform ongoing credit evaluations of our customers, but do not require collateral to secure accounts receivable.

Inventories

Inventories are stated at the lower of cost (on a first-in first-out (“FIFO”) method) or net realizable value. We periodically review the realizability of our inventory. Provisions are recorded and reserves are established for potential obsolescence. Determining adequate reserves for inventory obsolescence requires management’s judgment. Conditions impacting the realizability of our inventory could cause actual write-offs to be materially different than reported inventory reserve balances.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed under the straight-line method over the estimated useful lives of four to eight years for equipment and 30 years for buildings and improvements.

Goodwill

Goodwill is deemed to have an indefinite life and accordingly, is not subject to annual amortization. Goodwill is subject to annual impairment reviews, and, if conditions warrant, interim reviews based upon its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined. See Note 7 for a description of our goodwill impairment analysis.

Debt Issue Costs

Costs paid to lenders to obtain financing are presented as discounts on the related debt and are amortized to interest expense over the term of the related financing, using the effective interest method (unless the financing is a line of credit, in which case the straight-line method is used). Such costs paid to third parties are presented as assets and are amortized to interest expense in the same manner as costs paid to lenders.

Intangible Assets

Intangible assets are amortized over their estimated useful lives. Costs associated with renewing or extending the terms associated with the intangible assets are expensed as incurred. Costs to third parties that are related to internally developing or successfully defending an intangible asset are capitalized as part of the intangible asset developed or defended and amortized over that asset’s useful life. Such costs to third parties that are related to patent applications that are ultimately rejected by the relevant government authority are expensed upon rejection. The useful lives used for amortization of our intangible assets are as follows:

Useful life (in years)
Patents and developed technologies	See(1)
Purchased customer relationships	13
Trademarks and trade names	Indefinite life
Non-compete agreements	2

(1)	Each patent has its own expiration date. Patents recorded as of December 31, 2009 will expire in years 2010 through 2027. We begin amortizing patent costs incurred when the relevant government authority approves the related patent. Generally, our patent’s useful and legal life begins when the related patent application is filed with the relevant government authority and ends 20 years thereafter.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Predecessor had similar intangible assets and amortized them over useful lives ranging from 10 – 18 years.

Long-Lived Assets

Long-lived assets, such as intangible assets and property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such reviews are based on a comparison of the asset’s undiscounted cash flows to the recorded carrying value for the asset. If the asset’s recorded carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, the asset is written-down to its estimated fair value. To estimate that fair value, we will use the most appropriate valuation technique for the circumstances and for which sufficient data is available.

Impairment charges, if any, are recorded in the period in which the impairment is determined. In the event of an impairment charge, the identifiable assets’ post-impairment carrying value will continue to be amortized or depreciated over their useful lives and be reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Derivatives

Derivatives are recorded at their fair value as of the balance sheet date. On the consolidated statement of cash flows, cash flows from derivative instruments accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged.

Common Stock Purchase Warrants

Common stock purchase warrants issued by us and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity as increases to additional paid-in capital. These warrants are reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contract limits the number of shares to be delivered in a net-share settlement and (iii) we have sufficient unissued common shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to merit classification as equity.

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

Shipping and Handling Costs

Outbound shipping and handling costs are included in selling expenses in the accompanying consolidated statements of operations. These costs were $361,000 and $5,000 for the years ended December 31, 2009 and 2008, respectively. The Predecessor’s shipping and handling costs for the period ended December 19, 2008 were $514,000.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Advertising Costs

Advertising costs are expensed as incurred and are primarily included in selling expenses in the accompanying consolidated statements of operations. Advertising expense was $37,000 and $2,000 for the years ended December 31, 2009 and 2008, respectively. The Predecessor’s advertising costs for the period ended December 19, 2008 were $83,000.

Stock-Based Compensation

We incur stock-based compensation related to awards of common stock, restricted common stock and options to employees and non-employees. Those awards are measured at their fair value on the date the award is granted and are recognized in our consolidated financial statements over the period the grantee is required to provide services in exchange for the award. When recognized as an expense, the fair value of the award, less estimated forfeitures, is recognized on a straight-line basis over the award service period; if there is no such service period, then the entire fair value of the award is recognized as expense on the grant date. See Note 17 for further information regarding our stock-based compensation awards and related valuation assumptions and expenses.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized when, based upon available evidence, realization of the assets is more likely than not.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Our 2006 through 2009 tax years remain subject to examination by federal, Massachusetts and New Jersey tax authorities. CTI’s tax years 2006 through 2009 remain subject to examination by federal and various state tax jurisdictions. CTSAS’ tax years 2006 through 2009 remain subject to examination as the French tax authorities have completed audits of CTSAS’ 2004 and 2005 tax years.

We classify interest on tax deficiencies as interest expense and income tax penalties as other miscellaneous expenses. For the years ended December 31, 2009 and 2008, interest expense and penalties relating to tax deficiencies were not significant.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

	Year Ended December 31,
	2009	2008
Basic:
Net income (loss) (in thousands)	$(33,622)	$576
Weighted average shares	15,241,416	9,550,362
Basic income (loss) per common share	$(2.21)	$0.06
Diluted:
Net income (loss) (in thousands)	$(33,622)	$576
Weighted average shares	15,241,416	9,550,362
Effect of dilutive warrants	— (1)	2,451,109
Weighted average shares, as adjusted	15,241,416	12,001,471
Diluted income (loss) per common share	$(2.21)	$0.05

(1)	Since we experienced a loss during this period, common shares issuable upon exercise of convertible securities were excluded from the loss per share calculation because the effect would be antidilutive.

The following potentially dilutive common shares were excluded from the calculation of diluted net income per common share because their effect was antidilutive for each of the periods presented:

	Year Ended December 31,
	2009	2008
Warrants	4,250,756	218,750
Options	1,940,000	1,462,500

Segments

We operate in a single segment as defined under U.S. GAAP.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

Recent Accounting Pronouncements

The following are recent accounting pronouncements that have affected our consolidated financial statements or may affect them in the future.

In June 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB. The ASC reorganized various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. Although the ASC was not intended to change U.S. GAAP, it superseded all previously existing accounting standards. Also included in the ASC are rules and interpretive releases of the SEC, which are also sources of authoritative U.S. GAAP for SEC registrants. The ASC is effective for interim and annual

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

periods ending after September 15, 2009. The adoption of the ASC as of July 1, 2009 had no impact on these consolidated financial statements other than changing the way specific accounting standards are referenced herein.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”), which is now codified within ASC 810 Consolidation. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The adoption of SFAS No. 160 on January 1, 2009 did not have an impact on these consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”), which is now codified within ASC 815 Derivatives and Hedging. SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Adoption of SFAS No. 161 on January 1, 2009 required additional disclosures in these consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1”), which is now codified within ASC 825 Financial Instruments. FSP No. 107-1 requires summarized disclosure in interim periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the financial statements. Previous to FSP No. 107-1, such disclosures were required only for annual periods. The adoption of FSP No. 107-1 on April 1, 2009 did not have an impact on these consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which is now codified within ASC 855 Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 on June 30, 2009 required us to disclose the date through which we have evaluated subsequent events and whether that date is the date the financials were issued. The FASB has issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in this ASU remove the requirement for an SEC filer (such as us) to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. All of the amendments in this ASU were effective for us upon issuance (February 24, 2010). The only effect of our adoption of this ASU was to not disclose the date through which subsequent events have been evaluated in preparing these consolidated financial statements; for SEC filers, that evaluation date must be the date of issuance of the financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which is now codified into ASC 350 Intangibles — Goodwill and Other. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under U.S. GAAP. The objective of this FSP is to improve the consistency between the useful life used to amortize a recognized intangible asset to expense and the period of expected cash flows used to measure the fair value of the asset. This FSP applies to all recognized intangible assets, whether acquired in a business combination or otherwise. The adoption of this FSP on January 1, 2009 did not have an impact on these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

4. INVENTORIES

Inventories consist of the following (all amounts in thousands):

	2009	2008
Raw materials, net	$4,548	$5,822
Work-in-process, net	2,973	3,484
Finished goods, net	1,799	2,141
	$9,320	$11,447

Provision for potential obsolescence was $473,000 and $(2,000) for the years ended December 31, 2009 and 2008, respectively. The Predecessor’s provision for potential obsolescence was $71,000 for the period ended December 19, 2008. Such provisions are reported as adjustments to our cost of goods sold in the accompanying consolidated statements of operations.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (all amounts in thousands):

	2009	2008
Value added taxes receivable	$44	$60
Prepaid expenses	253	127
Other	5	8
Debt issue costs, current portion	58	53
Currency forward contracts	22	—
	$382	$248

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (all amounts in thousands):

	2009	2008
Land	$1,491	$1,042
Building and improvements	2,984	3,427
Machinery and equipment	4,574	3,430
	9,049	7,899
Less: accumulated depreciation	665	17
	$8,384	$7,882

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

7. GOODWILL

Goodwill represents the excess of the cost of acquiring CTI and CTSAS over the net fair value assigned to the assets acquired and liabilities assumed. Changes in the carrying amount of goodwill between December 31, 2008 and December 31, 2009 consist of the following (all amounts in thousands):

Balance on December 31, 2008	$60,896
Finalization of the fair value of intangible assets due to the Acquisition	(2,024)
Finalization of the fair value of property, plant & equipment due to the Acquisition	(372)
Additional Acquisition costs recognized	435
Adjustments to deferred taxes associated with tangible and intangible asset valuations	4,677
Impairment loss	(12,353)
Changes due to foreign currency translation adjustments	(15)
Balance on December 31, 2009	$51,244

Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value to identify potential impairments. We have only one reporting unit: the consolidated company as a whole. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess. We estimated our fair value using the average market price of our common stock during the last 20 trading days of 2009. Based upon a comparison of our fair value and carrying value, our carrying value was higher than our fair value and, accordingly, we performed the second and final step of the impairment analysis. The results of that final step indicated that goodwill was impaired by $12.4 million as of December 31, 2009, including the 100% impairment of CTSAS’ goodwill of €3.8 million. Note that this $12.4 million goodwill impairment loss is less than the $12.5 million goodwill impairment loss per our consolidated statement of operations for the year ended December 31, 2009 due the conversion of CTSAS’ € 3.8 million goodwill impairment loss to U.S. dollars using different exchange rates for balance sheet and for expense account balances in accordance with our policy for translating CTSAS’ accounting records into U.S. Dollars (see Note 3’s “Foreign Operations” section). The goodwill impairment was caused by two main factors: (i) a significant decrease in the market price of our common stock and (ii) a decrease in revenues forecasted as of December 31, 2009 versus revenues forecasted as of the Acquisition date.

8. OTHER INTANGIBLE ASSETS

Intangible assets as of December 31, 2009 consist of the following (all amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value
Developed technologies, including patents	$12,662	$1,297	$11,365
Trademarks and trade names	5,328	—	5,328
Purchased customer relationships	7,921	2,196	5,725
Non-compete agreements	267	137	130
	$26,178	$3,630	$22,548

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

8. OTHER INTANGIBLE ASSETS  – (continued)

Trademarks and trade names have indefinite lives and therefore, they are not amortized. The Predecessor amortized trademarks over estimated lives of 10 – 18 years. All other intangible assets have similar lives to those used by the Predecessor.

Trademarks can be renewed without substantial cost. On average, our trademarks renew in approximately 6 years. If our trademark and trade names are not renewed, then expected future cash flows associated with our trademarks and trade names could be affected.

Amortization of intangible assets was $3.5 million and $131,000 for the years ended December 31, 2009 and 2008, respectively. The Predecessor’s amortization of intangible assets was $2.5 million for the period ended December 19, 2008. We do not consider any of our intangible assets to have residual value.

During 2009, we capitalized $26,000 and $159,000 of costs paid to third parties to create or defend trademarks and patents, respectively. These costs have not yet begun to be amortized, but we expect the patent-related costs to be amortized over approximately 20 years.

The future amortization expense relating to intangible assets for the next five years and beyond is estimated at December 31, 2009 to be (all amounts in thousands):

Year Ending December 31,
2010	$1,870
2011	1,740
2012	1,740
2013	1,740
2014	1,740
Thereafter	8,390
$17,220

We review events and circumstances for indications of possible impairment of our intangible assets. During the second step of the goodwill impairment analysis discussed in Note 7, the following impairments of our intangible assets were noted (all amounts in thousands):

Intangible Asset	Impairment Loss
Trademarks and trade names	$5,885
Purchased customer relationships	19,739
$25,624

Intangible assets that are not amortized, such as our trademarks and trade names, are reviewed for impairment by comparing the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We estimated the fair value of our trademarks and trade names using the relief from royalty method, a variation of the income approach. The underlying assumption of this method is that in lieu of ownership, an entity would be willing to pay a royalty in order to exploit the related benefits of our trademarks and trade names. The present value of this royalty stream provides a useful indication of the fair value of our trademarks and trade names. Intangible assets that are amortized, such as our purchased customer relationships, are reviewed for impairment by a two-step process. The first step is to determine if the intangible asset’s carrying amount is not recoverable. The carrying amount is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset. If the carrying amount is not considered to be recoverable, then the carrying value is compared to the intangible asset’s fair value. If the carrying value exceeds the fair value, then an impairment

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

8. OTHER INTANGIBLE ASSETS  – (continued)

loss is recognized in an amount equal to that excess. We estimated the fair value of our purchased customer relationships using an income approach utilizing a discounted cash flow methodology, specifically the multi-period excess earnings method (also know as the residual cash flow method). Since the cash flows attributable to our purchased customer relationship asset stem from sales to a customer base that existed at the Acquisition date, a forecast of cash flows consisting of only those customers was utilized.

These impairments were primarily caused by a decrease in revenues forecasted as of December 31, 2009 versus revenues forecasted as of the Acquisition date.

9. OTHER NONCURRENT ASSETS

Other noncurrent assets primarily consist of unamortized costs paid to third parties to obtain our senior debt and line of credit (“capitalized debt issue costs”) from TD Bank N.A. that will be amortized to interest expense during 2011 through 2013. Such costs were $65,000 and $132,000 as of December 31, 2009 and 2008, respectively.

Amortization of capitalized debt issue costs was $53,000 and $2,000 for the years ended December 31, 2009 and 2008, respectively. The Predecessor’s amortization of capitalized debt issue costs from prior borrowings was $97,000 for the period ended December 19, 2008.

The future amortization expense for each of the five succeeding years and beyond relating to noncurrent capitalized debt issue costs is estimated at December 31, 2009 to be (all amounts in thousands):

Year Ending December 31,
2010(1)	$—
2011	32
2012	22
2013	11
2014	—
$65

(1)	See Note 5 for the current portion of capitalized debt issue costs of $58,000 to be amortized in 2010.

10. LINES OF CREDIT

We have a line of credit with a maximum borrowing capacity of $3.3 million with TD Bank N.A. (“TD Bank”). The amount we may borrow from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined, at our discretion, based on (i) the Prime Rate, plus a margin percentage that is based on financial performance (not to be less than 6% in total) or (ii) an adjusted LIBOR rate (subject to a 3% interest rate floor), plus a margin percentage that is based on financial performance. The line of credit’s interest rate at December 31, 2009 was 8.75%. The line of credit expires on December 31, 2010. This line of credit is subject to (i) the same restrictive covenants imposed on and (ii) the same collateral and guarantees as the Term A Note and Term B Note described in Note 11. At December 31, 2009 and 2008, there were $3.2 million and $3.5 million, respectively, in outstanding borrowings on this line of credit.

CTSAS has lines of credit with a combined maximum borrowing capacity of €1.1 million ($1.6 million as of December 31, 2009), under which there were no outstanding borrowings at December 31, 2009 and 2008. The lines’ interest rates are variable, based on the Euro Overnight Index Average and the 3-month Euro Interbank Offered Rate. The lines are collateralized by substantially all business assets of CTSAS. The lines have indefinite termination dates, but can be renegotiated periodically.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

11. NOTES PAYABLE

Senior Debt

CTI has two notes payable to TD Bank; a $25.5 million Term A Note and a $2.5 million Term B Note, that were entered into in conjunction with the Acquisition.

The Term A Note is payable in monthly principal installments ranging from $319,000 to $468,000, plus monthly interest payments as described below, that commenced on February 1, 2009, plus a one-time principal payment of $3.0 million due on or before April 30, 2010. Interest payments on 60% of the Term A Note’s principal balance are hedged using a pay-fixed, receive-variable interest rate swap to reduce exposure to changes in cash payments caused by changes in interest rates on the Term A Note. See Note 14 for details on the interest rate swap. Interest on the 60% interest rate-swapped portion of the Term A Note is payable monthly and determined based on 1-month LIBOR, plus a margin percentage that is based on financial performance. At December 31, 2009, interest on that portion of the Term A Note was 5.73531%, before considering the effect of the interest rate hedging relationship. Interest on the remaining 40% of the Term A Note is also payable monthly and is determined based on 1-month LIBOR (subject to a 3% interest rate floor) plus a margin percentage that is based on our financial performance. At December 31, 2009, the interest rate on that portion of the Term A Note that was not subject to an interest rate hedging relationship was 8.5%. The Term A Note is collateralized by all of the assets of CTI (except CTI’s equity interests in CTSAS, of which only 65% is collateral of the Term A Note) and is guaranteed by Cyalume. The Term A Note requires various restrictive financial and nonfinancial covenants, such as maximum leverage ratios and limitations on capital expenditures and dividends. Outstanding principal on the Term A Note is $22.0 million and $25.5 million at December 31, 2009 and 2008, respectively.

The Term B Note is payable in monthly principal installments of $10,000, plus monthly interest payments as described below, that commenced on February 1, 2009, plus a one-time principal payment of $1.9 million at maturity (December 19, 2013). Interest payments on the Term B Note’s principal balance are hedged using a pay-fixed, receive-variable interest rate swap to reduce our exposure to changes in cash payments caused by changes in interest rates on the Term B Note. See Note 14 for details on the interest rate swap. Interest is payable monthly and is determined based on 1-month LIBOR plus a margin percentage that is based on our financial performance. The Term B Note’s interest rate at December 31, 2009 was 5.73531% before considering the effect of the interest rate hedging relationship discussed in Note 14. The Term B Note is collateralized by all of the assets of CTI (except CTI’s equity interests in CTSAS, of which only 65% is collateral of the Term B Note) and is guaranteed by Cyalume. The Term B Note requires various restrictive financial and nonfinancial covenants, such as maximum leverage ratios and limitations on capital expenditures and dividends. Outstanding principal on the Term B Note is $2.4 million and $2.5 million at December 31, 2009 and 2008, respectively.

Effective September 1, 2009, CTI, Cyalume and TD Bank entered into a First Amendment to Credit Agreement and Limited Waiver (the “Loan Amendment”). The Loan Amendment was signed on September 11, 2009 and amends the Revolving Credit and Term Loan Agreement (the “Original Credit Agreement”) dated as of December 19, 2008 among CTI, Cyalume and TD Bank The Loan Amendment was attributable to CTI not meeting two financial covenants that utilize non-GAAP measurements contained in our Original Credit Agreement. The Loan Amendment, among other things:

•	Waived the requirement that CTI be in compliance as of June 30, 2009 with certain financial covenants contained in the Original Credit Agreement;
•	Changed the maturity date of the line of credit from December 19, 2011 to December 31, 2010;
•	Increased the Base Rate (defined in the Original Credit Agreement) charged on the line of credit by an Applicable Margin (defined in the Loan Amendment);
•	Reduced the maximum management fee that CTI may pay to Cyalume from $125,000 per quarter to $21,000 per month;

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

11. NOTES PAYABLE  – (continued)

•	Increased the maximum allowable Leverage Ratios for the months of September 2009 through December 2009 and
•	Added a minimum quarterly EBITDA covenant.

As of September 30, 2009, CTI achieved the required minimum quarterly EBITDA covenant, but did not achieve the service coverage and leverage ratio covenants in the Original Credit Agreement, as amended. Effective November 23, 2009 CTI, Cyalume and TD Bank reached an agreement that resulted in the following changes to the Original Credit Agreement, as amended:

•	Waived the requirement that CTI be in compliance as of September 30, 2009 with the service coverage and leverage ratio covenants contained in the Original Credit Agreement, as amended by the Loan Amendment;
•	Requires that all net proceeds from any new subordinated debt or equity offerings be used to pay-down the principal balance of the notes payable and line of credit we owe to TD Bank;
•	Requires Cyalume to receive at least $3.0 million in new subordinated debt or equity offering before April 30, 2010 and use the proceeds thereof to pay down Senior Debt;
•	Set new schedules of required ratios for maximum senior leverage, minimum fixed charge coverage and minimum total debt service coverage ratios and set new quarterly EBITDA targets to take effect December 31, 2009 and
•	Requires Cyalume to maintain $1.0 million cash on the consolidated balance sheet at each month end.

We met these revised covenants as of December 31, 2009. There have been no principal or interest payment defaults on these notes and we do not expect any such payment defaults in the future.

The Term A Note, Term B Note and the TD Bank line of credit described in Note 10 are senior in payment priority to all of our other notes payable and lines of credit described here and in Note 10.

Subordinate Third-Party Debt

We have a note payable to our underwriter that was entered into in conjunction with the Acquisition. The note bears an interest rate of 8%, which is paid-in-kind (added to the unpaid principal balance of the note) quarterly. The note is unsecured and all principal and accrued interest is payable at maturity (June 30, 2014). Outstanding principal on this note is $2.0 million and $1.8 million at December 31, 2009 and 2008, respectively. See Note 12 for further discussion of this note.

Related Party Debt

There are five unsecured notes payable to four stockholders at December 31, 2009.

Four of these notes were entered into December 19, 2008, and are payable to Messrs. Yaron Eitan, Winston Churchill, Thomas Rebar and Wayne Weisman, partners of SCP Private Equity Management Company, LLC (“SCP”), which owns stock in Cyalume and of which three of our Directors are members, in principal amounts of $150,000, $650,000, $100,000 and $100,000, respectively. Subsequently, on June 10, 2009, Yaron Eitan assigned to Winston Churchill his entire right, title and interest in and to the unsecured promissory note in the amount of $150,000. Each note bears interest at 6%, which is calculated quarterly and paid in-kind (added to the unpaid principal balance). These notes are payable in one combined installment of $1.0 million, plus all paid-in-kind interest on June 19, 2014. At December 31, 2009 and 2008, outstanding principal on these notes totaled $1.1 million and $1.0 million, respectively.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

11. NOTES PAYABLE  – (continued)

In 2006, a stockholder advanced us a total of $32,000 to pay operating expenses. We repaid $23,000 to the stockholder in 2007. The amount outstanding at December 31, 2009 and 2008 is $9,000. The advance is non-interest bearing and due on demand.

During 2009, we repaid three notes payable to two stockholders (Messrs. Isaac Applbaum and Marc Abramowitz), along with all accrued interest, totaling $82,000, via the issuance of 17,150 of our common shares. Each note bore interest at 4% that was calculated on an annual basis. At December 31, 2008, the total outstanding balance on these notes was $55,000.

As of December 31, 2009, future minimum payments due for notes payable for each of the five succeeding years and beyond are as follows (all amounts in thousands):

Year Ending December 31,
2010	$7,184
2011	4,673
2012	5,182
2013	7,340
2014	3,036
Thereafter	—
27,415
Less: unamortized debt discount – current portion	(244)
Less: unamortized debt discount – noncurrent portion	(292)
$26,879

Amortization of the debt discount was $230,000 and $4,000 for the years ended December 31, 2009 and 2008, respectively. The Predecessor’s amortization of debt discount from prior borrowings was $225,000 for the period ended December 19, 2008.

Predecessor’s Extinguished Debt

Before the Acquisition, CTSAS had a mortgage loan with a bank, which was due in monthly installments of €7,000 ($10,000), including interest. The loan bore interest at a fixed rate of 5.95% per year. The mortgage loan was collateralized by the real property of CTSAS. The loan was repaid in full during 2008.

Before the Acquisition, CTI had notes payable to various lenders with a total original principal amount of $53.0 million. These notes payable consisted of $27.5 million Senior Tranche A Notes, $12.5 million Senior Tranche B Notes and $13.0 million Subordinated Notes. The Senior Tranche A Notes were senior in payment priority to the Senior Tranche B Notes, which were all senior in payment priority to the Subordinated Notes. All of these notes were paid in full in conjunction with the Acquisition.

The Senior Tranche A Notes were payable in quarterly principal installments of $700,000, which commenced on April 23, 2006 and were scheduled to end on October 23, 2010 (except for (a) April 23, 2007, on which a $10.0 million principal payment was required and (b) July 23 and October 23, 2007 and January 23, 2008, on which no principal payments were required) with one final payment of $7.0 million due on January 23, 2011. Outstanding principal was $14.7 million at December 31, 2007. Interest was also payable quarterly and was determined based on the unpaid principal balance at a margin percentage that was based on financial performance, plus either (a) the greater of (i) the Prime Rate or (ii) the Federal Funds Effective Rate, plus 0.5% or (b) the average British Bankers Association Interest Settlement Rate (adjusted for certain Federal Reserve System reserves) until the note was repaid in full. The interest rate charged as of December 31, 2007 was 8.80%. The Senior Tranche A Notes were collateralized by substantially all assets of CTI and required various restrictive financial and nonfinancial covenants, such as minimum EBITDA thresholds, maximum leverage ratios and a restriction on dividends. In January 2008, CTI reached an arbitration settlement with the

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

11. NOTES PAYABLE  – (continued)

Sellers (see Note 16) pursuant to which CTI received $3.0 million in cash. A provision of the debt agreements required CTI to make an additional one-time principal payment equal to the amount of any settlement received, less direct third-party costs incurred in pursuit of the settlement. Accordingly, in May 2008 a principal payment of $950,000 was made on the Senior Tranche A Notes in addition to the principal payments described above.

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

12. DEFERRED UNDERWRITING COSTS

On April 25, 2007, we completed a private placement (the “Private Placement”) and received gross proceeds of $1.5 million. On May 1, 2007, we consummated our initial public offering and received gross proceeds of $58.5 million. Of the combined gross proceeds of $60.0 million, $2.3 million would be paid for deferred underwriting compensation fees to Rodman & Renshaw, LLC (“Rodman”) if, and only if, we acquired a target business and 100% of the shares voted approved the acquisition. On December 19, 2008, we acquired CTI with less than 100% of shares voting to approve the Acquisition (as discussed in Note 1) and therefore only $2.1 million of these fees became payable to Rodman. Before December 19, 2008, however, as full payment of these costs, Rodman accepted a cash payment of $250,000, $1.1 million in deferred underwriting fees and 93,750 shares of our common stock. On December 30, 2008, Rodman exchanged the deferred underwriting fee obligation and the 93,750 shares for the $1.8 million note payable described in Note 11.

13. ACCRUED EXPENSES

Accrued expenses consist of the following (all amounts in thousands):

	2009	2008
Payroll	$1,199	$1,649
Interest	277	107
Professional fees	218	357
Asset retirement obligation, current portion	—	48
Other	375	389
	$2,069	$2,550

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives held by us as of December 31, 2009 consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contracts	Prepaid expenses and other current assets	$22
Interest rate swaps	Derivatives (noncurrent liabilities)	(69)

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009 and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S.-dollar exchange rate upon CTSAS’ payment to CTI for these inventory purchases. Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other losses (income) on our consolidated statement of operations. The fair value of these contracts is determined by taking the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the present value of estimated cash flows developed using, among other data, expectations of future currency exchange rates over the remaining term of the contract discounted at an estimated risk-free interest rate. At December 31, 2009, we held two such currency forward contracts and at December 31, 2008 we held none.

Interest Rate Swaps

In December 2008, we entered into two pay-fixed, receive-variable, interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on the Term A Note and the Term B Note. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in comprehensive income (loss). See Note 17 for a description of changes in accumulated other comprehensive loss due to derivatives and hedging activities. Such changes were due to unrealized gains and losses on the interest rate swaps. These unrealized gains and losses must be reclassified in whole or in part into earnings if, and when, a comparison of the swap(s) and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. We expect these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship, which ends upon maturity of the Term A Note and Term B Note, and therefore we do not expect to reclassify any portion of these unrealized losses from comprehensive income (loss) to earnings in the future. The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date.

The Predecessor did not hold any derivative instruments before the Acquisition.

Effect of Derivatives on Statement of Operations

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our consolidated statement of operations for year ended December 31, 2009 was as follows (all amounts in thousands):

	Gain (Loss) In AOCI(1)	Gain (Loss) Reclassified(2)	Gain (Loss) in Earnings(3)
Derivatives designated as cash flow hedges:
Interest rate swaps	$59	$—	$—
Derivatives not designated as hedging instruments:
Currency forward contracts	$—	$—	$22

(1)	Amount recognized in accumulated other comprehensive income (loss) (AOCI) (effective portion and net of taxes) during 2009.
(2)	Amount of gain (loss) originally recorded in AOCI but reclassified from AOCI into earnings during 2009.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other losses (income) during 2009.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

15. ASSET RETIREMENT OBLIGATION

As part of the Acquisition, we assumed CTI’s asset retirement obligation associated with remediation of certain known occurrences of asbestos at the manufacturing facility in West Springfield, Massachusetts.

The significant assumptions used to estimate the obligation are:

Annual inflation rate	5.10%
Credit-adjusted risk-free rate	5.37%
Range of estimated remediation completion dates(1)	September 30, 2014 to September 30, 2020
Initial estimated remediation costs (undiscounted and not adjusted for inflation)	$200,000 ($41,000 paid in 2007)

(1)	At December 31, 2008, we estimated that completion dates were to range from September 30, 2007 to September 30, 2015. During 2009, we estimated new completion dates.

The following is a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation for the years ended December 31, 2009 and 2008 (all amounts in thousands):

	Year Ended December 31,			(Predecessor) For the Period January 1, 2008 to December 19, 2008
	2009	2008
Balance, beginning	$176	$—		$166
Liability assumed at Acquisition	—	175		—
Additional liabilities incurred	—	—		—
Liabilities settled	—	—		—
Accretion expense	8	1		9
Revisions in estimated cash flows	(26)	—		—
Balance, ending	$158	$176	(1)	$175

(1)	As of December 31, 2008, $48,000 was expected to be paid in 2009 and is reported as accrued expenses in our consolidated balance sheet as of December 31, 2008.

Accretion expense on the asset retirement obligation is included in general and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2009, future settlement payments for each of the five succeeding years and beyond are estimated to be as follows (all amounts in thousands):

Year Ending December 31,
2010	$—
2011	—
2012	—
2013	—
2014	51
Thereafter	187
Total estimated undiscounted payments (adjusted for estimated inflation)	$238

The difference between the $158,000 liability as of December 31, 2009 and the estimated undiscounted future payments of $238,000 is the time value of money at the credit-adjusted risk-free rate of 5.37%.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

16. COMMITMENTS AND CONTINGENCIES

Operating Leases with Third Parties

We lease certain equipment, automobiles and other assets under cancelable and non-cancelable operating leases. Expenses associated with these leases totaled $47,000 and $3,000 in 2009 and 2008, respectively. The Predecessor’s lease expense for such equipment, automobiles and other assets for the period ended December 19, 2008 was $52,000. Future minimum lease payments under non-cancelable lease obligations at December 31, 2009 are as follows (all amounts in thousands):

Year Ending December 31,
2010	$25
2011	24
2012	22
2013	10
2014	—
Thereafter	—
$81

Operating Leases with Related Parties

We previously occupied office space provided by SCP, which had agreed that, until we acquired a target business, it would make such office space, as well as certain accounting, office and secretarial services, available to us. We agreed to pay SCP $8,000 per month for such services commencing April 25, 2007. After the Acquisition of CTI in 2008, use of this office space and these services ceased. Payments made under this agreement were nil and $90,000 for the years ended December 31, 2009 and 2008, respectively.

Legal

We do not expect that the various legal proceedings we are involved in, including those discussed in the following paragraph, will have a material adverse effect on our future financial position, operating results, or cash flows.

As discussed in Note 1, we acquired CTI on December 19, 2008. As part of the Acquisition we acquired CTI’s exposure to litigation that existed at the acquisition date. On January 23, 2006, GMS acquired all of the outstanding capital stock of Omniglow Corporation (the “Transaction”) and changed the name of the company to Cyalume Technologies, Inc. (CTI). Prior to, or substantially simultaneously with, the Transaction, CTI sold certain assets and liabilities related to Omniglow Corporation’s novelty and retail business to certain former Omniglow Corporation stockholders and management (“the Omniglow Buyers”). This was done because CTI sought to retain only the Omniglow Corporation assets and current liabilities associated with its government, military and safety business. During 2006, CTI and the Omniglow Buyers commenced litigation and arbitration proceedings against one another. Claims include breaches of a lease and breaches of various other agreements between CTI and the Omniglow Buyers. The Omniglow Buyers seek compensatory damages of $1.4 million, to be trebled, and recovery of costs and legal fees. We have filed for damages of $368,000 against the Omniglow Buyers. We continue to rigorously defend our position on these matters, as we believe the Omniglow Buyers’ claims to be without merit.

During 2006, CTI and the former stockholders of Omniglow (“Sellers”) commenced arbitration proceedings against one another that are separate and distinct from those discussed in the previous paragraph. These arbitration proceedings included claims with respect to certain representations, warranties, contracts, covenants and other agreements in connection with the Transaction and a number of other unrelated items. In January 2008, CTI reached settlement with the Sellers on all matters, which resulted in CTI receiving $3.0 million in cash. The terms of the settlement, which was reached to minimize the parties’ risk, time and cost of further litigation, gave no explicit consideration as to whether the disputes being resolved arose in the purchase

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

16. COMMITMENTS AND CONTINGENCIES  – (continued)

process or pursuant to subsequent events. CTI recorded the settlement as a gain in 2008, rather than an adjustment to the purchase price. The net gain of $2.8 million is included in other income on the accompanying consolidated financial statements of the Predecessor for the period ended December 19, 2008.

Management Agreement with Board Member

On October 1, 2009, we entered into a Management Agreement with Selway Capital, LLC (“Selway”) that provides for (but is not limited to) the following services to be performed by Selway on our behalf:

•	Strategic development and implementation as well as consultation to our chief executive officer on a regular basis as per his reasonable requests;
•	Identifying strategic partners with companies with which Selway has relationships and access. In this connection, Selway will focus on building partnerships with companies in Israel, Singapore, India and Europe. The focus will be on the expansion of our munitions business;
•	Advise and support us on our investor relations strategy;
•	Advise and support our future fund raising, including identifying sources of capital in the United States; and
•	Support our mergers and acquisitions strategy and play an active role in our due diligence and analysis.

The Management Agreement stipulates that these services will be performed by Yaron Eitan, a member of our Board of Directors and an employee of Selway, with the assistance as needed from other employees of Selway. The Management Agreement is retroactive to August 1, 2009, expires on October 1, 2012 and can be terminated by either us or Selway upon 30-days’ written notice or upon our default in payment or Selway’s failure to perform services under the Management Agreement. Selway’s compensation for these services will be $41,666.67 per month for the duration of the Management Agreement. However, we are only required to pay $11,000 per month through January 31, 2010 with the balance of $31,666.67 per month remaining unpaid until our senior lender consents to such payment. Additionally, Selway can earn a $210,000 bonus, payable in cash or our common stock at the discretion of our Board of Directors. That bonus was approved by our Board of Directors on March 17, 2010 (see Note 24) and is reflected in these consolidated financial statements. We will also reimburse Selway for costs incurred specifically on our behalf for these services. Under the Management Agreement, we indemnify Selway and Selway indemnifies us against certain losses that may be incurred while carrying out its obligations under the Management Agreement.

17. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors. No preferred stock was issued or outstanding as of December 31, 2009 or 2008.

Common Stock

We are authorized to issue 50,000,000 shares of common stock. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

17. STOCKHOLDERS’ EQUITY  – (continued)

Holders of common stock that voted against our acquisition of CTI had the right to demand redemption of their common stock for a pro rata portion of the cash and cash equivalents held in trust. After the December 19, 2008 approval of the Acquisition of CTI, holders of common stock who voted against the Acquisition were owed $8.03 per common share, or $7.9 million, of which $6.8 million was paid in 2008 and $1.1 million was paid in 2009.

Other Equity Instruments

As of December 31, 2009, we had 4,150,756 common stock purchase warrants (“warrants”) outstanding that were not related to stock-based compensation, of which 4,032,006 were sold in a public offering and 118,750 were sold to a third party. Previously, we had warrants outstanding from a private placement that were exercised during 2009. Also outstanding at December 31, 2009 was an option to purchase up to a total of 731,250 units.

Public Offering Warrants

On May 1, 2007 we sold 7,312,500 units in our initial public offering for $58.5 million, or $8.00 per unit. Each unit consisted of one share of our common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share. These warrants expire April 25, 2012. These warrants are redeemable by us at a price of $0.01 per warrant upon 30 days notice, only in the event that the last sales price of the common stock is at least $11.50 per share for any 20 trading days within a 30- trading-day period ending on the third business day prior to the date on which notice of redemption is given.

Holders of warrants (a) sold in a public offering and (b) included as part of the units underlying the option sold (see below) will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of common stock underlying the warrants is then effective and a current prospectus is then available or such shares are exempt from registration and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Such a registration statement became effective on February 9, 2009.

In 2008, 225,000 of these warrants were exercised in exchange for 79,839 common shares. In 2009, 3,055,494 of these warrants were exercised in exchange for 1,525,896 common shares.

Warrants Sold to a Third Party

On October 15, 2008, we sold 118,750 common stock purchase warrants and 593,750 shares of common stock for a combined price of $4.8 million. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $8.00 per share. These warrants expire on December 19, 2011 unless redeemed earlier.

Private Placement Warrants

On April 25, 2007 we sold 187,500 units in a private placement to two current Directors, Yaron Eitan, Chief Executive Officer at that time, and Winston Churchill, Chairman of the Board of Directors at that time, for $1.5 million. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00 per share. All 187,500 warrants associated with these units were exercised in February 2009 in exchange for 94,392 common shares.

Options to Purchase Units

In connection with our initial public offering on April 25, 2007, we sold to the representative of the underwriter an option to purchase up to a total of 731,250 units for $100. Each unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

17. STOCKHOLDERS’ EQUITY  – (continued)

share of common stock at an exercise price of $5.50 per share, which may be exercised on a cashless basis. This option is exercisable at $8.80 per unit upon the completion of an acquisition of a business (which occurred on December 19, 2008). This option expires five years from the date of our initial public offering (April 25, 2012). We accounted for this option as a cost of raising capital and have included the instrument as equity in the financial statements. Accordingly, there was no net impact on our financial position or results of operations, except for the recording of the proceeds from the sale. We estimated, based upon a Black-Scholes model, that the fair value of the purchase option on the date of sale was $3.40 per unit (or $2.5 million in the aggregate), using an expected term of 5 years, volatility of 44%, and a risk-free rate of 5%.

Stock-Based Compensation

On March 3, 2009, our Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “Plan”). The Plan was approved during our Annual Meeting of Stockholders on June 18, 2009. The purpose of the Plan is to benefit our stockholders by assisting us to attract, retain and provide incentives to key management employees and non-employee directors of, and non-employee consultants to, Cyalume Technologies Holdings, Inc. and its subsidiaries, and to align the interests of such employees, non-employee directors and non-employee consultants with those of our stockholders. Accordingly, the Plan provides for the granting of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided herein. Under the Plan, we are authorized to issue up to two million shares of common stock, of which 1,283,400 shares are available for future awards as of December 31, 2009.

There were no awards that are being accounted for as a liability; all of our awards are being accounted for as equity awards. We do not currently possess any treasury shares, therefore any issuance of stock for any stock-based compensation award is expected to be from new shares, not treasury shares.

During the year ended December 31, 2009, total expense recorded for stock-based compensation was $525,000. Additionally, in 2008 and 2009, we capitalized common stock awards valued at $33,000 and $225,000, respectively, that were awarded as payment for services rendered in conjunction with the Acquisition. Neither we nor the Predecessor had stock-based compensation expense during 2008. The following presents how those expenses are included in our consolidated statements of operations:

	Year Ended December 31,			(Predecessor) For the Period January 1, 2008 to December 19, 2008
	2009		2008
Cost of goods sold	$2		$—	$—
Sales and marketing	2		—	—
General and administrative	502		—	—
Research and development	19		—	—
	$525	(1)	$—	$—

(1)	The related recognized tax benefit in our consolidated statement of operations is $200,000.

As of December 31, 2009, there was $857,000 of unrecognized compensation cost related to nonvested option and stock awards which is expected to be recognized over a weighted-average period of 3.3 years.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

17. STOCKHOLDERS’ EQUITY  – (continued)

Stock Option and Warrant Awards

We use a Black-Scholes pricing model to value all stock options and warrants awarded as stock-based compensation. We estimated the expected term of the options and warrants awarded under stock-based compensation arrangements individually based on the estimated term of the award, the exercise price of the award, the estimated risk-free interest rate over the award’s estimated term, our estimated annual dividend yield and the estimated volatility of our common stock over the award’s estimated term. Since our common stock did not have sufficient trading history that was representative of an operating company as of each award’s grant date, each award’s volatility assumption was derived using historical data of another public company operating in our industry. We believe the volatility estimate calculated from that company is a reasonable benchmark to use in estimating the expected volatility of our common stock; however, that estimated volatility may not necessarily be representative of the volatility of the underlying securities in the future. Our risk-free interest rate assumptions are based on U.S. Treasury securities issued with maturities similar to the expected terms of the awards. The fair value of each award is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for awards to employees and non-employees:

	2009	2008
Estimated term (years)	5 – 10	3
Risk-free interest rate	1.87 – 3.67%	1.21%
Estimated dividend yield	None	None
Volatility	25.98% – 34.11%	27.14%

Stock options and warrants awarded as of December 31, 2009 generally vest from zero to 4 years. Options awarded to executive officers and other management typically are earned based on meeting Board-determined performance goals unique to each award recipient and require continued employment over the vesting period. Options awarded to members of the Board of Directors typically vest on the grant date. Options and warrants awarded typically expire 10 years after the grant date.

Stock option and warrant activity related to stock-based compensation is summarized as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Shares exercisable (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2007	—	$—	—	$—
Granted(1)	100	8.00	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2008	100	8.00	100	8.00
Granted(2)	478	3.55	233	3.96
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2009	578	$4.32	333	$5.18

(1)	The weighted-average grant-date fair value of awards granted was $0.33.
(2)	The weighted-average grant-date fair value of awards granted was $1.59.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

17. STOCKHOLDERS’ EQUITY  – (continued)

The following table summarizes information about stock options and warrants related to stock-based compensation that are vested or are expected to vest as of December 31, 2009:

				Options Outstanding		Options Exercisable
Range of Exercise Prices		Number Outstanding (in thousands)		Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)		Weighted Average Exercise Price
$3.00	$3.49	200		9.42	$3.00	—		$—
3.50	3.64	150		2.32	3.50	150		3.50
3.65	3.92	18		10.10	3.65	—		—
3.93	4.79	27		9.55	3.93	—		—
4.80	7.99	83		9.18	4.80	83		4.80
8.00	8.00	100		1.97	8.00	100		8.00
		578	(1)	6.28	$4.32	333	(2)	$5.18

(1)	The aggregate intrinsic value of these stock options and warrants is $(558,000) as of December 31, 2009.
(2)	The aggregate intrinsic value of these stock options and warrants is $(607,000) as of December 31, 2009. The weighted-average remaining contractual term for these options is 3.91 years as of December 31, 2009.

As of December 31, 2009, there are 245,000 option awards that are not yet exercisable, of which 17,500 will be exercisable upon fulfilling service conditions and of which 227,500 will become exercisable upon fulfilling performance conditions and service conditions.

Stock Awards

We value stock awards at the grant date fair value of the underlying shares, adjusted for expected forfeitures.

Nonvested restricted common stock related to stock-based compensation is summarized as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2008	—	—
Granted	246	3.45
Vested	(67)	—
Forfeited	—	—
Outstanding at December 31, 2009	179	$3.43

As of December 31, 2009, there are 61,000 stock awards that will vest upon fulfilling service conditions and 78,100 stock awards that will vest upon fulfilling performance conditions and service conditions.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

17. STOCKHOLDERS’ EQUITY  – (continued)

Accumulated Other Comprehensive Loss

The ending accumulated balances for each item in accumulated other comprehensive loss are as follows (all amounts in thousands):

	Year Ended December 31,
	2009	2008
Foreign currency translation adjustments	$27	$(179)
Unrealized gain (loss) on cash flow hedges, net of taxes	(43)	(102)
	$(16)	$(281)

Changes in accumulated other comprehensive loss due to derivative hedging activities are as follows (all amounts in thousands):

Balance, December 31, 2007	$—
Unrealized losses on interest rate swaps, net of taxes of $61	(102)
Unrealized losses (gains) reclassified to current period earnings	—
Balance, December 31, 2008	(102)
Unrealized gains on interest rate swaps, net of taxes of $35	59
Unrealized losses (gains) reclassified to current period earnings	—
Balance, December 31, 2009	$(43)

Changes in accumulated other comprehensive loss due to currency translation adjustments (all amounts in thousands):

Balance, December 31, 2007	$—
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	(179)
Reclassifications to current period earnings	—
Balance, December 31, 2008	(179)
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	206
Reclassifications to current period earnings	—
Balance, December 31, 2009	$27

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

18. INCOME TAXES

Income taxes consisted of the following (all amounts in thousands):

	Year Ended December 31,		Predecessor For the Period January 1, 2008 to December 19, 2008
	2009	2008
Current:
Federal	$—	$—	$—
State	—	5	—
Foreign	331	(13)	846
Deferred:
Federal	(5,772)	(575)	980
State	(1,369)	(17)	390
Foreign	(70)	—	—
Provision for (benefit from) income taxes	$(6,880)	$(600)	$2,216

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal sources of these differences include the carrying value of identified intangible assets, inventories, fixed asset depreciation and certain accruals and reserves for financial statement purposes which are not deductible for tax purposes.

Deferred income tax assets and liabilities consist of the following (all amounts in thousands):

	December 31, 2009		December 31, 2008
	Current	Non-current	Current	Non-current
Deferred tax assets:
Federal	$2,274	$7,596	$477	$6,730
State	284	855	112	1,056
Foreign	—	—	—	—
Less: valuation allowance	—	(6,039)	—	(1,068)
	2,558	2,412	589	6,718
Deferred tax liabilities:
Federal	(1,494)	(7,083)	(220)	(12,931)
State	(349)	(1,658)	(52)	(3,024)
Foreign	(33)	(776)	—	—
	(1,876)	(9,517)	(272)	(15,955)
Deferred tax assets (liabilities)	$682	$(7,105)	$317	$(9,237)

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

18. INCOME TAXES  – (continued)

Principal components of our net liability representing deferred income tax balances are as follows (all amounts in thousands):

	Year Ended December 31,
	2009	2008
Intangible assets	$(8,620)	$(15,856)
Property, plant and equipment	(546)	(221)
U.S. loss carryforwards and tax credits, net	3,779	4,070
Subsidiary income	(2,265)	2,107
Provisions for expenses	1,041	758
Suspended capital loss on sale of subsidiary	162	161
Interest rate swaps	26	61
	$(6,423)	$(8,920)

Income taxes computed using the federal statutory income tax rate differ from our effective tax rate primarily due to the following (all amounts in thousands):

	Year Ended December 31,		Predecessor For the Period January 1, 2008 to December 19, 2008
	2009	2008
Provision for federal income taxes expected at 34% statutory rate	$(13,771)	$(8)	$1,911
Increase (reduction) resulting from:
Tax on global activities	—	(15)	(38)
State income taxes, less federal income tax benefit	(903)	(14)	257
Exempt interest income	—	(358)	—
Change in valuation account	4,572	(205)	—
Goodwill impairment loss	4,235	—	—
Prior year true up	(980)	—	—
Other	(33)	—	86
Provision for (benefit from) income taxes	$(6,880)	$(600)	$2,216

The majority of the deferred tax assets relate to domestic net operating loss carryforwards that expire in 2025 through 2029. The realization of these assets is based on estimates of future taxable income.

Deferred income taxes on the undistributed earnings of CTSAS have been recognized as of December 31, 2009. This change in method was the result of the analysis of our ongoing cash needs and the change in the treaty between the U.S. and France which eliminated the 5% tax withholdings on dividends paid. In conjunction with recording the deferred tax liability on the undistributed earnings, a deferred tax asset was recorded for the potential foreign tax credits such repatriated earnings would generate. Due to the near-term uncertainty of the usage of the foreign tax credits, we also recorded a full valuation allowance for the deferred tax assets related to foreign tax credits.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

19. RESTRUCTURING COSTS

During the period ended December 19, 2008, the Predecessor underwent a corporate restructuring pursuant to which its CEO and two of its Vice-Presidents left CTI, resulting in a restructuring charge of $1.1 million. The following table summarizes restructuring cost activity from December 31, 2008 through December 31, 2009 (all amounts in thousands):

Balance on December 31, 2007 (Predecessor)	$—
Restructuring charges	1,087
Cash payments	(830)
Balance on December 19, 2008 assumed at the Acquisition	257
Cash payments	(28)
Balance on December 31, 2008	$229
Restructuring charges	—
Cash payments	(229)
Balance on December 31, 2009	$—

The $1.1 million of restructuring charges is included in the Predecessor’s consolidated statement of operations as an other loss for the period ended December 19, 2008.

20. EMPLOYEE BENEFIT PLANS

The CTI Employee Savings and Retirement Plan (the “ESRP”), is intended to be qualified under Section 401(k) of the Internal Revenue Code. Employees of CTI who have reached the age of 18 are eligible for participation on the first entry date after three months of service. Entry dates are the first day of January, April, July and October. Employees may defer receiving compensation up to the maximum permitted under the Internal Revenue Code. Matching contributions to the ESRP equal (i) 3% of employee compensation plus (ii) 50% of between 3% and 5% of employee compensation. For the years ended December 31, 2009 and 2008, employer matching contributions were $212,000 and $7,000, respectively. For the period ended December 19, 2008, the Predecessor’s employer matching contributions were $184,000.

21. FAIR VALUE

Under U.S. GAAP, we are required to record certain financial assets and liabilities at fair value and may choose to record other financial assets and financial liabilities at fair value as well. Also under U.S. GAAP, we are required to record nonfinancial assets and liabilities at fair value due to events that may or may not recur in the future, such as an impairment event. When we are required to record such assets and liabilities at fair value, that fair value is estimated using an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. That fair value is determined using inputs based on a fair value hierarchy that is based on significant levels of inputs as follows:

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

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

21. FAIR VALUE  – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2009, the only assets and liabilities required to be measured at fair value on a recurring basis were the interest rate swaps and currency forward contracts described in Note 14, both of which are measured at fair value using level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of December 31, 2009, our goodwill and certain other intangible assets were measured at fair value in order to complete impairment testing. See Notes 7 and 8 for additional details on how these assets’ fair values were determined. These assets’ fair values are assigned to the levels within the fair value hierarchy described above as follows (in thousands of dollars):

	Fair Value as of December 31, 2009	Fair Value Measurements Using Inputs from			Total Gains (Losses)
Description		Level 1	Level 2	Level 3
Trademarks and trade names	$5,328	$—	$—	$5,328	$(5,885)
Purchased customer relationships	5,725	—	—	5,725	(19,739)
Goodwill	51,244	—	—	51,244	(12,456)
					$(38,080)

22. CONCENTRATIONS

Sales Concentrations

Historically, our business has depended significantly on three key customers: the United States Department of Defense (“US DOD”), the N.A.T.O. Maintenance and Supply Agency (“NAMSA”) and LC Industries (“LCI”), which collectively accounted for 52% and 34% of our net revenues for the years ended December 31, 2009 and 2008, respectively. These three key customers accounted for 68% of the Predecessor’s net revenues in the period ended December 19, 2008.

In 2009, we have significantly increased our sales to a fourth key customer, Rheinmetall Waffe Munition (“Rheinmetall”), which accounted for 21% of our net revenues during the year ended December 31, 2009.

Concentrations of Credit Risk Arising from Financial Instruments

As of December 31, 2009, 50% of our gross accounts receivable is due from one customer: Rheinmetall. As of December 31, 2008, 55% of our gross accounts receivable is due from three customers: US DOD, NAMSA and Rheinmetall. During 2009, as a result of our increasing sales to a customer outside of the United States (Rheinmetall), we purchased credit insurance in the amount of $1.7 million to protect against losses in the event Rheinmetall were unable to pay its accounts receivable to us.

We maintain cash in several different financial institutions in amounts that typically exceed U.S. federally insured limits and in financial institutions in international jurisdictions where insurance is not provided. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

Geographic Concentrations

We sell to customers located in the United States of America and in international markets, including Europe. Revenues to customers outside the United States represent 42% and 10% of net revenues for the years ended December 31, 2009 and 2008, respectively. Revenues from the Predecessor’s customers outside the United States represented 29% of net revenues for the period ended December 19, 2008.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

23. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Year Ended December 31,		Predecessor For the Period January 1, 2008 to December 19, 2008
	2009	2008
Interest	$2,012	$624	$4,186
Income taxes	$619	$31	$2,874

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Year Ended December 31,		Predecessor For the Period January 1, 2008 to December 19, 2008
	2009	2008
Increase in goodwill resulting from subsequent recognition of deferred taxes	$4,677	$—	$—
Accrual of costs directly related to the Acquisition (an increase to goodwill)	392	—	—
Increase in the Acquisition date fair value of property, plant & equipment (a reduction of goodwill)	372	—	—
Increase in the Acquisition date fair value of intangible assets (a reduction of goodwill)	2,024	—	—
Remeasurement of asset retirement obligation	26	—	—
Extinguishment of notes payable due to related parties by issuing common stock	82	—	—
Common stock mandatorily redeemable due to the Acquisition	—	1,123	—
Exchange of note payable for common stock	—	750	—
Change in estimate of deferred underwriting costs	—	272	—
Payment of deferred underwriting costs via issuance of note payable	—	1,818	—
Fair value of warrants issued in conjunction with the Acquisition	—	33	—
Fair value of common stock issued in conjunction with the Acquisition	—	52,460	—
Unpaid capitalized debt issuance costs	—	154	—
Adjustment of property, plant and equipment to fair value due to the Acquisition	—	2,373	—
Adjustment of inventory to fair value due to the Acquisition	—	738	—
Adjustment of intangible assets to fair value due to the Acquisition	—	20,192	—

24. SUBSEQUENT EVENTS

These consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at December 31, 2009, including estimates inherent in the process of preparing financials statements. We have evaluated such subsequent events through the date these consolidated financial statements were issued.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

24. SUBSEQUENT EVENTS  – (continued)

On January 27, 2010, we were awarded a direct contract with the US DOD (see Note 22) issued by the Defense Supply Center Philadelphia to supply chemiluminescent light products (see Note 1) (the “Contract”). The Contract, last awarded to us in 2004, is an indefinite quantity fixed price contract that covers numerous products each classified by a National Stock Number (NSN). The Contract is for a base period of two years plus three, one-year options exercisable by the US DOD. The Contract specifies product prices for the next two years. In conjunction with the solicitation by the U.S. Military for this Contract, several products that had been part of the previous contract were transferred to a different supply center office. We continue to provide those products under a separate agreement.

On March 17, 2010, in accordance with provisions in the contract with Selway Capital LLC (see Note 16), the Board of Directors awarded Selway Capital LLC 60,000 shares of our common stock valued at $210,000 for services provided under that contract during 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Cyalume Technologies Holdings, Inc.

We have audited the consolidated financial statements of Cyalume Technologies Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2009, and for year then ended, and have issued our report thereon dated March 19, 2010. Such consolidated financial statements and report thereon are included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. Our audit also included the financial statement schedule for the years ended December 31, 2009 and 2008, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as of December 31, 2009 and 2008, and for the years then ended, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CCR LLP
Glastonbury, Connecticut
March 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholder of Cyalume Technologies, Inc. and Subsidiary

We have audited the consolidated financial statements of Cyalume Technologies, Inc. and Subsidiary (the “Company”) as of December 31, 2007, and for the period from January 1, 2008 to December 19, 2008 and the year ended December 31, 2007, and have issued our report thereon dated March 25, 2009. Such consolidated financial statements and report thereon are included in the Cyalume Technologies Holdings, Inc. Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. Our audits also included the financial statement schedule for the period from January 1, 2008 to December 19, 2008 and the year ended December 31, 2007 of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as of December 19, 2008 and December 31, 2007, and for the period from January 1, 2008 to December 19, 2008 and the year ended December 31, 2007, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CCR LLP
Glastonbury, Connecticut
March 27, 2009

Cyalume Technologies Holdings, Inc.
(Formerly Vector Intersect Security Acquisition Corporation)
Consolidated Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts (Describe)		Deductions (Describe)		Balance at End of Period
Year ended December 31, 2008
Allowance for Doubtful Accounts	$—	$62	$458	(1)	$(68	)(2)	$452
Reserve for Slow-Moving and Obsolete Inventory	—	(2)	546	(1)	(1	)(2)	543
Deferred Tax Asset Valuation Allowance	—	—	1,068	(1)	—		1,068
Year ended December 31, 2009
Allowance for Doubtful Accounts	452	20	—		(233	)(2)	239
Reserve for Slow-Moving and Obsolete Inventory	543	473	—		(107	)(2)(3)	909
Deferred Tax Asset Valuation Allowance	1,068	4,971	—		—		6,039

(1)	Acquired as part of the acquisition of Cyalume Technologies, Inc.
(2)	Write-offs and currency translation.
(3)	Inventory discarded.

For the Predecessor:

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts (Describe)	Deductions (Describe)		Balance at End of Period
Period ended December 19, 2008
Allowance for Doubtful Accounts	$596	$(26)	$—	$(112	)(1)	$458
Reserve for Slow-Moving and Obsolete Inventory	2,569	71	—	(2,094	)(2)	546
Deferred Tax Asset Valuation Allowance	—	1,068	—	—		1,068

(1)	Write-offs and currency translation.
(2)	Inventory discarded.