Form 10-Q
period 2010-03-31
Cyalume Technologies Holdings, Inc.
filed 2010-05-12
CIK 1335293

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2010, there were outstanding 15,583,737 shares of the registrant’s Common Stock, par value $.001 per share.

Cyalume Technologies Holdings, Inc.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2010 and 2009	4
Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	5
Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the three months ended March 31, 2010 (unaudited)	6

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

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share information)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009
Revenues	$8,885	$6,624
Cost of goods sold	4,602	3,861
Gross profit	4,283	2,763

Other expenses (income):
Sales and marketing	788	785
General and administrative	1,513	1,225
Research and development	382	393
Interest expense, net	665	627
Interest expense – related party	16	14
Amortization of intangible assets	456	995
Other expenses (income), net	(10)	44
Total other expenses	3,810	4,083

Income (loss) before income taxes	473	(1,320)
Provision for (benefit from) income taxes	312	(547)
Net income (loss)	$161	$(773)

Net income (loss) per common share:
Basic	$0.01	(0.05)
Diluted	$0.01	(0.05)

Weighted average shares used to compute net income (loss) per common share:
Basic	15,406,550	14,564,234
Diluted	15,447,245	14,564,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except shares and per share information)

	March 31,
	2010 (unaudited)	December 31, 2009
Assets
Current assets:
Cash	$1,560	$2,003
Accounts receivable, net of allowance for doubtful accounts of $228 and $239 at March 31, 2010 and December 31, 2009, respectively	4,113	3,319
Inventories, net	9,524	9,320
Income taxes refundable	274	294
Deferred income taxes	847	682
Prepaid expenses and other current assets	328	382
Total current assets	16,646	16,000

Property, plant and equipment, net	8,477	8,384
Goodwill	51,244	51,244
Other intangible assets, net	22,072	22,548
Other noncurrent assets	57	67
Total assets	$98,496	$98,243

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$3,200	$3,200
Current portion of notes payable	7,075	6,940
Accounts payable	3,794	3,222
Accrued expenses and other current liabilities	2,187	2,069
Advance due to related parties	9	9
Total current liabilities	16,265	15,440

Notes payable, net of current portion	17,816	18,874
Notes payable due to related parties	1,080	1,065
Deferred income taxes	7,285	7,105
Derivatives	189	69
Asset retirement obligation, net of current portion	160	158
Total liabilities	42,795	42,711

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,583,737 and 15,405,570 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	16	15
Additional paid-in capital	88,397	87,926
Accumulated deficit	(32,232)	(32,393)
Accumulated other comprehensive loss	(480)	(16)
Total stockholders’ equity	55,701	55,532
Total liabilities and stockholders' equity	$98,496	$98,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
(in thousands, except shares)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Equity	Loss
Balance at December 31, 2009	15,405,570	$15	$87,926	$(32,393)	$(16)	$55,532	$—
Stock issued	178,167	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	472	—	—	472	—
Foreign currency translation adjustments	—	—	—	—	(389)	(389)	(389)
Unrealized loss on cash flow hedges, net of taxes of $45	—	—	—	—	(75)	(75)	(75)
Net income	—	—	—	161	—	161	161
Comprehensive loss	—	—	—	—	—	—	$(303)
Balance at March 31, 2010	15,583,737	$16	$88,397	$(32,232)	$(480)	$55,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
 Condensed Consolidated Statements of Cash Flows
(in thousands, except shares)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$161	$(773)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	164	158
Amortization	540	1,312
Provision for deferred income taxes	109	(642)
Stock-based compensation expense	472	35
Other non-cash expenses	57	92
Changes in operating assets and liabilities:
Accounts receivable	(867)	83
Inventories	(314)	(331)
Prepaid expenses and other current assets	44	(166)
Accounts payable and accrued liabilities	723	(137)
Income taxes payable, net	3	(88)
Accrued interest on notes payable to stockholders	—	(1)
Net cash provided by (used in) operating activities	1,092	(458)

Cash flows from investing activities:
Purchases of long-lived assets	(463)	(111)
Net cash used in investing activities	(463)	(111)

Cash flows from financing activities:
Payments for common stock subject to redemption	—	(1,123)
Net repayment of line of credit	—	(200)
Repayment of notes payable	(1,030)	(658)
Payments to reacquire and retire common stock	—	(263)
Refund of debt issue costs	—	10
Proceeds from exercises of warrants	—	27
Net cash used in financing activities	(1,030)	(2,207)

Effect of exchange rate changes on cash	(42)	27
Net decrease in cash	(443)	(2,749)
Cash, beginning of period	2,003	3,952
Cash, end of period	$1,560	$1,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

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

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at March 31, 2010, including the estimates inherent in the process of preparing financial statements. Additionally, all significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in prior periods have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on our financial position or operating results as previously reported.

We believe all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in these unaudited interim condensed consolidated financial statements. Operating results for the three-month periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. We suggest that these unaudited interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009.

2.	BACKGROUND AND DESCRIPTION OF BUSINESS

We have one subsidiary: Cyalume Technologies, Inc. (“CTI”), whose headquarters are also located in West Springfield, MA. CTI has one subsidiary, Cyalume Technologies, SAS (“CTSAS”), located in Aix-en-Provence, France. Our products are manufactured at both the West Springfield and Aix-en-Provence locations.

We primarily produce products based on technologies whereby light is generated through a chemical reaction known as chemiluminescence. CTI manufactures and sells such chemiluminescent products, in addition to reflective and photoluminescent products, to military, commercial and public safety markets.  Our base product is known as a ‘‘light stick’’ and is typically 6 inches in length. A light stick is a translucent flexible plastic tube that is partly filled with one chemical ingredient and also with a glass container (‘‘ampoule’’) that contains a complementary reactive chemical. When the tube is bent enough to break the glass ampoule, the chemicals contained within the plastic tube mix and light is generated. Additionally, we manufacture and sell a component of 40mm training ammunition; sales of these components have been an increasing source of our revenues in recent years.  Also, we produce reflective (patches) and reflective plus photoluminescent (fire tape) products. Based on our customers’ specifications, our products are manufactured in varying shapes, sizes and functions, and provide light in different colors, intensity and durations.

3.	NEW ACCOUNTING PRONOUNCEMENTS

The following are recent accounting pronouncements that have affected our consolidated financial statements or may affect them in the future.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, to amend existing guidance in FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, to expand and clarify existing disclosures regarding recurring and nonrecurring fair value measurements. The amendments in this ASU were effective on January 1, 2010 for our interim and annual reporting. The adoption of this ASU did not have an impact on these unaudited interim condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in this ASU remove the requirement for an SEC filer (such as us) to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. All of the amendments in this ASU were effective for us upon the FASB’s issuance of ASU No. 2010-09.  The only effect of our adoption of this ASU on these unaudited interim condensed consolidated financial statements was to not disclose the date through which subsequent events have been evaluated in preparing these consolidated financial statements; for SEC filers, that evaluation date must be the date of issuance of the financial statements.

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	March 31, 2010	December 31, 2009
Raw materials, net	$4,981	$4,548
Work-in-process, net	2,795	2,973
Finished goods, net	1,748	1,799
	$9,524	$9,320

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative liabilities as of March 31, 2010 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Interest rate swaps	Derivatives (noncurrent liabilities)	$(189)
Currency forward contract	Accrued expenses and other current liabilities (current liabilities)	(2)

We have not held any other types of derivative instruments other than the derivatives listed above.

Interest Rate Swaps

In December 2008, we entered into two pay-fixed, receive-variable, interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on our notes payable with TD Bank, N.A. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in comprehensive income (loss). These unrealized gains and losses must be reclassified in whole or in part into earnings if, and when, a comparison of the swap(s) and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. We expect these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship, which ends upon maturity of the notes payable, and therefore we do not expect to reclassify any portion of these unrealized losses from comprehensive income (loss) to earnings in the future. The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date.

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009 and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S.-dollar exchange rate upon CTSAS’ payment to CTI for these inventory purchases.  Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other expenses (income) on our condensed consolidated statement of operations. The fair value of these contracts is determined by taking the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the present value of estimated cash flows developed using, among other data, expectations of future currency exchange rates over the remaining term of the contract discounted at an estimated risk-free interest rate. At March 31, 2010, we held three such currency forward contracts.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

Effect of Derivatives on Statement of Operations

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of operations for the three months ended March 31, 2010 was as follows (all amounts in thousands):

	Gain	Gain	Gain
	(Loss)	(Loss)	(Loss)
	In AOCL(1)	Reclassified(2)	in Earnings(3)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(75)	$—	$—

Derivatives not designated as hedging instruments:
Forward currency contracts	$—	$—	$(24)

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the three months ended March 31, 2010.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended March 31, 2010.
(3)
Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other expenses (income), net on the condensed consolidated statement of operations for the three months ended March 31, 2010.

6.	INCOME TAXES

For the three months ended March 31, 2010, the effective tax rate of 66% differed from the statutory rate of 34% due to the valuation allowance on foreign tax credits that were generated by unrepatriated earnings of CTSAS. For the three months ended March 31, 2009, the effective tax rate of 41% differed from the statutory rate of 34% due to state and foreign taxes.

7.	NET INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended March 31,
	2010	2009
Basic:
Net income (loss) (in thousands)	$161	$(773)
Weighted average shares	15,406,550	14,564,234
Basic income (loss) per common share	$0.01	$(0.05)
Diluted:
Net income (loss) (in thousands)	$161	$(773)
Weighted average shares	15,406,550	14,564,234
Effect of dilutive potential common share equivalents	40,695	— (1)
Weighted average shares, as adjusted	15,447,245	14,564,234
Diluted income (loss) per common share	$0.01	$(0.05)

(1)
Since we experienced a loss during the three months ended March 31, 2009, common shares issuable upon exercise of convertible securities were excluded from the loss per share calculation because the effect would be antidilutive.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

The following common shares issuable upon exercise of potential common share equivalents were excluded from the calculation of diluted net income (loss) per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended March 31,
	2010	2009
Warrants	4,250,756	4,220,256
Options	2,060,000	1,462,500

8.	COMMITMENTS AND CONTINGENCIES

Legal

We acquired CTI on December 19, 2008. As part of that acquisition, we acquired CTI’s exposure to litigation that existed at the acquisition date. On January 23, 2006, the former owners of CTI (from whom we purchased CTI) acquired all of the outstanding capital stock of Omniglow Corporation (the “Transaction”) and changed the name of the company to Cyalume Technologies, Inc. Prior to, or substantially simultaneously with, the Transaction, CTI sold certain assets and liabilities related to Omniglow Corporation’s novelty and retail business to certain former Omniglow Corporation stockholders and management (“the Omniglow Buyers”).  This was done because CTI sought to retain only the Omniglow Corporation assets and current liabilities associated with its government, military and safety business. During 2006, CTI and the Omniglow Buyers commenced litigation and arbitration proceedings against one another. Claims include breaches of a lease and breaches of various other agreements between CTI and the Omniglow Buyers.  The Omniglow Buyers seek compensatory damages of $1.4 million, to be trebled, and recovery of costs and legal fees. We have filed for damages of $368,000 against the Omniglow Buyers.  We continue to rigorously defend our position on these matters, as we believe the Omniglow Buyers’ claims to be without merit. We do not expect this legal proceeding will have a material adverse effect on our future consolidated financial position, operating results, or cash flows.

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

The Management Agreement stipulates that these services will be performed by Yaron Eitan, a member of our Board of Directors and an employee of Selway, with the assistance as needed from other employees of Selway.  The Management Agreement is retroactive to August 1, 2009, expires on October 1, 2012 and can be terminated by either us or Selway upon 30-days’ written notice or upon our default in payment or Selway’s failure to perform services under the Management Agreement. Selway’s compensation for these services will be $41,667 per month for the duration of the Management Agreement. However, we are only required to pay $16,000 per month, with the balance of $25,667 per month remaining unpaid until our senior lender consents to such payment. We will also reimburse Selway for costs incurred specifically on our behalf for these services. Under the Management Agreement, we indemnify Selway and Selway indemnifies us against certain losses that may be incurred while carrying out its obligations under the Management Agreement.

9.	FAIR VALUE

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

As of March 31, 2010, our only assets and liabilities required to be reported at fair value on a recurring basis were the interest rate swaps and currency forward contracts described in Note 5, both of which are measured at fair value using level 2 inputs.

We have other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, whose carrying amounts approximate fair value.

10.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Interest	$628	$434
Income taxes	$202	$833

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Accrual of costs directly related to the acquisition of CTI recorded as goodwill	$—	$234

11.	SUBSEQUENT EVENT

We entered into a Second Amendment to Credit Agreement and Limited Waiver (the “Second Loan Amendment”) with TD Bank, N.A. that became effective December 17, 2009 and amended our Revolving Credit and Term Loan Agreement with TD Bank, N.A. (the “Original Credit Agreement”) dated as of December 19, 2008 and all previous amendments to the Original Credit Agreement.  That Second Loan Amendment, among other things, requires us to receive at least $3.0 million in new subordinated debt or from an equity offering before April 30, 2010 and to use the net proceeds from that subordinated debt or equity offering to reduce the outstanding principal balance on our notes payable with TD Bank, N.A. TD Bank, N.A. has agreed to extend that deadline to June 30, 2010. We are currently negotiating a transaction that (i) will satisfy TD Bank, N.A.’s $3.0 million requirement and (ii) is expected to be completed before the June 30, 2010 deadline. The cost of extending that deadline is not expected to be material.

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

Company Overview

We primarily produce products based on technologies whereby light is generated through a chemical reaction known as chemiluminescence. CTI manufactures and sells such chemiluminescent products, in addition to reflective and photoluminescent products, to military, commercial and public safety markets.  Our base product is known as a ‘‘light stick’’ and is typically 6 inches in length. A light stick is a translucent flexible plastic tube that is partly filled with one chemical ingredient and also with a glass container (‘‘ampoule’’) that contains a complementary reactive chemical. When the tube is bent enough to break the glass ampoule, the chemicals contained within the plastic tube mix and light is generated. Additionally, we manufacture and sell a component of 40mm training ammunition; sales of these components have been an increasing source of our revenues in recent years.  Also, we produce reflective (patches) and reflective plus photoluminescent (fire tape) products. Based on our customers’ specifications, our products are manufactured in varying shapes, sizes and functions, and provide light in different colors, intensity and durations.

We have one subsidiary: Cyalume Technologies, Inc. (“CTI”), whose headquarters are also located in West Springfield, MA. CTI has one subsidiary, Cyalume Technologies, SAS (“CTSAS”), located in Aix-en-Provence, France. Our products are manufactured at both the West Springfield and Aix-en-Provence locations.

Material Changes in Results of Operations – 3 Months Ended March 31, 2010 versus the 3 Months Ended March 31, 2009

Revenues:  For the three-month period ended March 31, 2010, our sales were higher than our sales for the comparable period in 2009. This increase in sales is due primarily to the volume of units sold. Price increases provided some of the additional revenues and product mix remained relatively unchanged between the two periods.

Cost of goods sold: For the three-months ended March 31, 2010, our cost of sales was significantly higher than our cost of sales for the comparable period in 2009 due to the increase in units sold discussed above.  Our gross margin for the three months ended March 31, 2010 was 48.2% compared to our 41.7% gross margin for the comparable prior-year period. 2010 margin improved partially due to price increases implemented in late 2009. Gross margin in the three months ended March 31, 2009 was depressed due to lower-than-normal sales of high margin chemical light sticks to the U.S. Military, the cost of a March 2009 workforce reduction and the amortization of $262,000 of the inventory step-up to fair market value arising from our acquisition of CTI in December 2008.

General and administrative expenses increased primarily due to expense related to the accrual of share-based awards in 2010, which were not accrued in the first quarter of 2009, and management fees relating to our management agreement with Selway Capital, LLC, which had not yet been entered into as of March 31, 2009.

Amortization of intangible assets: In December 2009, we recorded significant impairments on our trademark and customer relationship intangible assets that significantly reduced our amortization of intangible assets in the three months ended March 31, 2010 versus the three months ended March 31, 2009.

Provision for (benefit from) income taxes increased significantly for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to our generation of net income during the three months ended March 31, 2010 and operating losses during the three months ended March 31, 2009.

Material Changes in Financial Condition – March 31, 2010 versus December 31, 2009

Neither total assets nor total liabilities changed significantly from December 31, 2009 to March 31, 2010, however the following components of total assets and total liabilities did change significantly during that time period.

Our accounts receivable increased significantly due to higher sales during the three months ending March 31, 2010 versus the three months ending December 31, 2009.  Due to these increased sales, we purchased a higher than usual amount of raw material inventory during the three months ending March 31, 2010, causing total inventory to increase from amounts on hand at December 31, 2009. This caused our accounts payable and accrued liabilities to increase during this time period as well. Our notes payable decreased significantly due to scheduled principal payments made during the first three months of 2010. Our derivatives liability increased significantly since December 31, 2009 primarily due to a decrease in estimated future LIBOR rates used to estimate the fair value of our pay fixed/receive LIBOR interest rate swaps. Our deferred tax liability increased since December 31, 2009 due to (i) amortization of identified intangible assets for U.S. GAAP purposes which is not allowed for income tax purposes; (ii) various changes in the reserve accounts, including increases in unvested stock-based compensation awards; (iii) utilization of net operating losses during the three months ended March 31, 2010; and (iv) unrepatriated earnings of our foreign subsidiary (CTSAS).

Liquidity and Capital Resources

As of March 31, 2010 and December 31, 2009, we had $1.6 million and $2.0 million, respectively, in cash on hand. The major sources and uses of cash during the three months ended March 31, 2010 were all in the normal course of business.

Before June 30, 2010, we expect to receive proceeds from a subordinated debt offering or an equity offering. The terms of that transaction are currently being negotiated and therefore the full effects of that transaction on our liquidity and capital resources cannot be determined.  In addition to providing us with working capital, this transaction will allow us to satisfy the requirement imposed by our senior lender, TD Bank, N.A., to receive at least $3.0 million from new subordinated debt or an equity offering before June 30, 2010 and to use the proceeds thereof to reduce the outstanding principal balance on our notes payable to TD Bank, N.A.

Forecasted principal and interest payments on bank debt for the next 12 months are $9.1 million, including the $3.0 million principal payment to TD Bank discussed in the preceding paragraph, and will be funded from operating cash flows and from the transaction discussed in the preceding paragraph. All other operating and capital expenditures are expected to be funded completely from operating cash flows.

Off-Balance Sheet Arrangements

Other than immaterial operating leases, we did not have any off-balance sheet arrangements during 2010 or 2009.

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

Foreign Operations and Currency

Accounts of our foreign subsidiary are recorded using their local currency (the euro) as the functional currency. For consolidation purposes, income statement accounts are converted to U.S. dollars using the average exchange rate for the monthly period being reported. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income or expenses in the statement of operations in the period the gain or loss occurred.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2010.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities and use of proceeds from registered securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our Board of Directors during the three months ended March 31, 2010.

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

(1)
Incorporated by reference to (a) the Current Report on Form 8-K dated January 27, 2010 and filed with the Commission February 1, 2010 and (b) Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 22, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: May 12, 2010	By:	/s/ DEREK DUNAWAY Derek Dunaway, Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2010	By:	/s/ MICHAEL BIELONKO Michael Bielonko, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)