Form 10-Q
period 2010-06-30
Cyalume Technologies Holdings, Inc.
filed 2010-08-11
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 2, 2010, there were outstanding 15,729,070 shares of the registrant’s Common Stock, par value $.001 per share.

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

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share information)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2009
Revenues	$9,404	$7,959
Cost of goods sold	4,610	4,575
Gross profit	4,794	3,384

Other expenses (income):
Sales and marketing	776	746
General and administrative	1,253	1,377
Research and development	351	415
Interest, net	635	625
Interest – related party	16	15
Amortization of intangible assets	456	739
Other, net	(81)	19
Total other expenses, net	3,406	3,936

Income (loss) before income taxes	1,388	(552)
Provision for (benefit from) income taxes	357	(57)
Net income (loss)	$1,031	$(495)

Net income (loss) per common share:
Basic	$.07	$(.03)
Diluted	$.07	$(.03)

Weighted average shares used to compute net income (loss) per common share:
Basic	15,458,737	15,333,160
Diluted	15,505,764	15,333,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share information)
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2009
Revenues	$18,289	$14,583
Cost of goods sold	9,212	8,436
Gross profit	9,077	6,147

Other expenses (income):
Sales and marketing	1,564	1,531
General and administrative	2,766	2,602
Research and development	733	808
Interest, net	1,300	1,252
Interest – related party	32	29
Amortization of intangible assets	912	1,734
Other, net	(91)	63
Total other expenses, net	7,216	8,019

Income (loss) before income taxes	1,861	(1,872)
Provision for (benefit from) income taxes	669	(604)
Net income (loss)	$1,192	$(1,268)

Net income (loss) per common share:
Basic	$.08	$(.08)
Diluted	$.08	$(.08)

Weighted average shares used to compute net income (loss) per common share:
Basic	15,443,234	14,956,448
Diluted	15,513,433	14,956,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except shares and per share information)

	June 30,
	2010 (unaudited)	December 31, 2009
Assets
Current assets:
Cash	$2,580	$2,003
Accounts receivable, net of allowance for doubtful accounts of $25 and $239 at June 30, 2010 and December 31, 2009, respectively	3,145	3,319
Inventories, net	8,839	9,320
Income taxes refundable	—	294
Deferred income taxes	459	682
Prepaid expenses and other current assets	413	382
Total current assets	15,436	16,000

Property, plant and equipment, net	8,632	8,384
Goodwill	51,244	51,244
Other intangible assets, net	21,498	22,548
Other noncurrent assets	113	67
Total assets	$96,923	$98,243

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$2,700	$3,200
Current portion of notes payable	8,468	6,940
Accounts payable	2,818	3,222
Accrued expenses and other current liabilities	2,377	2,069
Advance due to related parties	9	9
Income taxes payable	313	—
Total current liabilities	16,685	15,440

Notes payable, net of current portion	15,469	18,874
Notes payable due to related parties	1,097	1,065
Deferred income taxes	6,997	7,105
Derivatives	310	69
Asset retirement obligation, net of current portion	162	158
Total liabilities	40,720	42,711

Commitments and contingencies (Note 8)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,684,070 and 15,405,570 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	16	15
Additional paid-in capital	88,526	87,926
Accumulated deficit	(31,201)	(32,393)
Accumulated other comprehensive loss	(1,138)	(16)
Total stockholders’ equity	56,203	55,532
Total liabilities and stockholders' equity	$96,923	$98,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity	Comprehensive Income (Loss)
Balance at December 31, 2009	15,405,570	$15	$87,926	$(32,393)	$(16)	$55,532	$—
Stock issued	278,500	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	601	—	—	601	—
Foreign currency translation adjustments	—	—	—	—	(971)	(971)	(971)
Unrealized loss on cash flow hedges, net of taxes of $90	—	—	—	—	(151)	(151)	(151)
Net income	—	—	—	1,192	—	1,192	1,192
Comprehensive income	—	—	—	—	—	—	$70
Balance at June 30, 2010	15,684,070	$16	$88,526	$(31,201)	$(1,138)	$56,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,192	$(1,268)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	329	320
Amortization	1,065	2,420
Provision for deferred income taxes	313	(869)
Stock-based compensation expense	601	209
Other non-cash expenses	130	294
Changes in operating assets and liabilities:
Accounts receivable	34	(1,127)
Inventories	187	(166)
Prepaid expenses and other current assets	(70)	(101)
Accounts payable and accrued liabilities	(15)	229
Income taxes payable	615	532
Accrued interest on notes payable to related parties	—	(2)
Net cash provided by operating activities	4,381	471

Cash flows from investing activities:
Purchases of long-lived assets	(1,003)	(283)
Net cash used in investing activities	(1,003)	(283)

Cash flows from financing activities:
Payments for common stock subject to redemption	—	(1,123)
Net repayment of line of credit	(500)	(200)
Repayment of long-term notes payable	(2,081)	(1,646)
Payments to reacquire and retire common stock	—	(263)
Refund (payment) of debt issuance costs	(50)	10
Proceeds from exercises of warrants	—	27
Net cash used in financing activities	(2,631)	(3,195)

Effect of exchange rate changes on cash	(170)	57
Net increase (decrease) in cash	577	(2,950)
Cash, beginning of period	2,003	3,952
Cash, end of period	$2,580	$1,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at June 30, 2010, including the estimates inherent in the process of preparing financial statements. Additionally, all significant intercompany accounts and transactions have been eliminated in consolidation.

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

We primarily produce products based on technologies whereby light is generated through a chemical reaction known as chemiluminescence. CTI manufactures and sells such chemiluminescent products, in addition to reflective and photoluminescent products, to military, commercial and public safety markets.  Our base product is known as a ‘‘light stick’’ and is typically 6 inches in length. A light stick is a translucent flexible plastic tube that is partly filled with one chemical ingredient and also with a glass container (‘‘ampoule’’) that contains a complementary reactive chemical. When the tube is bent enough to break the glass ampoule, the chemicals contained within the plastic tube and ampoule mix and light is generated. Additionally, we manufacture and sell a component of 40mm training ammunition; sales of these components have been an increasing source of our revenues in recent years.  Also, we produce reflective (patches) and reflective plus photoluminescent (fire tape) products. Based on our customers’ specifications, our products are manufactured in varying shapes, sizes and functions, and provide light in different colors, intensity and durations.

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

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$4,568	$4,548
Work-in-process	3,277	2,973
Finished goods	994	1,799
	$8,839	$9,320

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative liabilities as of June 30, 2010 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Interest rate swaps	Derivatives (non-current liabilities)	$(310)

Interest Rate Swaps

In December 2008, we entered into two pay-fixed, receive-variable, interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on our notes payable with TD Bank, N.A. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in comprehensive income. These unrealized gains and losses must be reclassified in whole or in part into earnings if, and when, a comparison of the swaps and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. We expect these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship and therefore we do not expect to reclassify any portion of these unrealized losses from comprehensive income to earnings in the future. The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date.

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009 and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S.-dollar exchange rate upon CTSAS’ payment to CTI for these inventory purchases.  Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other loss (income) on our condensed consolidated statement of operations. The fair value of these contracts are determined by taking the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the present value of estimated cash flows developed using, among other data, expectations of future currency exchange rates over the remaining term of the contract discounted at an estimated risk-free interest rate. At June 30, 2010, we held no such currency forward contracts.

Effect of Derivatives on Statement of Operations

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of operations for the three months ended June 30, 2010 was as follows (all amounts in thousands):

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(76)	$—	$—
Derivatives not designated as hedging instruments:
Forward currency contracts	$—	$—	$2

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the three months ended June 30, 2010.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended June 30, 2010.
(3)
Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other loss (income) on the condensed consolidated statement of operations for the three months ended June 30, 2010.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of operations for the six months ended June 30, 2010 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(151)	$—	$—
Derivatives not designated as hedging instruments:
Forward currency contracts	$—	$—	$(22)

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the six months ended June 30, 2010.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the six months ended June 30, 2010.
(3)
Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other loss (income) on the condensed consolidated statement of operations for the six months ended June 30, 2010.

6.	INCOME TAXES

For the three months ended June 30, 2010, the effective tax rate of 26% differed from the statutory rate of 34% due to true-ups including changes in repatriated earnings from CTSAS and valuation allowances against foreign tax credits. For the three months ended June 30, 2009, the effective tax rate of 10% differed from the statutory rate of 34% primarily due to the true-ups associated with the purchase price allocation of tangible and intangible assets.

The effective tax rates for the six months ended June 30, 2010 and six months ended June 30, 2009 were not significantly different from the statutory rate of 34%.

7.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of (i) shares issuable upon the exercise of warrants and options and (ii) unvested restricted stock awards (using the treasury stock method).

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic:
Net income (loss) (in thousands)	$1,031	$(495)	$1,192	$(1,268)
Weighted average shares	15,458,737	15,333,160	15,443,234	14,956,448
Basic income (loss) per common share	$0.07	$(0.03)	$0.08	$(0.08)
Diluted:
Net income (loss) (in thousands)	$1,031	$(495)	$1,192	$(1,268)
Weighted average shares	15,458,737	15,333,160	15,443,234	14,956,448
Effect of dilutive securities	47,027	— (1)	70,199	— (1)
Weighted average shares, as adjusted	15,505,764	15,333,160	15,513,433	14,956,448
Diluted income (loss) per common share	$0.07	$(0.03)	0.08	$(0.08)

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

The following common shares issuable upon exercise of convertible securities were excluded from the calculation of diluted net income (loss) per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Warrants	4,250,756	4,370,256	4,250,756	4,370,256
Restricted stock awards	87,333	—	4,000	—
Options	2,330,000	1,745,000	2,330,000	1,745,000

8.	COMMITMENTS AND CONTINGENCIES

Civil Action No. 06-706 in Superior Court of the Commonwealth of Massachusetts

On January 23, 2006, before we owned CTI, the former owners of CTI (from whom we purchased CTI) (the “Former Owners”) acquired all of the outstanding capital stock of Omniglow Corporation (the “Transaction”) and changed the name of the company to Cyalume Technologies, Inc. Prior to, or substantially simultaneously with, the Transaction, CTI sold certain assets and liabilities related to Omniglow Corporation’s novelty and retail business to certain former Omniglow Corporation stockholders and management (“the Omniglow Buyers”).  This was done because CTI sought to retain only the Omniglow Corporation assets and current liabilities associated with its government, military and safety business. During 2006, CTI and the Omniglow Buyers commenced litigation and arbitration proceedings against one another. Claims include breaches of a lease and breaches of various other agreements between CTI and the Omniglow Buyers.  The Omniglow Buyers sought compensatory damages of $1.4 million, to be trebled, and recovery of costs and legal fees. CTI filed for damages of $368,000 against the Omniglow Buyers.  These proceedings are known as Civil Action No. 06-706 in Superior Court of the Commonwealth of Massachusetts.

On December 19, 2008, while Civil Action 06-706 was still unresolved, we acquired CTI (the “Acquisition”). According to the Acquisition’s Stock Purchase Agreement between the Former Owners and us, the Former Owners retained the responsibility for paying for all costs and liabilities associated with Civil Action 06-706.

On June 11, 2010, CTI received preliminary Findings of Fact, Rulings of Law and Order for Judgment (the “Findings”) regarding Civil Action No. 06-706.  Pursuant to the Findings, the court found in favor of the Omniglow Buyers and ruled that the Omniglow Buyers were entitled to calculable damages of approximately $828,000 from CTI, in addition to damages for certain lost profits that have not been calculated, costs and attorney’s fees. These additional damages, costs and fees have not yet been calculated or determined by the court.

CTI is considering its alternatives relating to the suit in light of the Findings. No amounts have been reported in these interim condensed consolidated financial statements since payment of damages or loss is not yet deemed to be probable since all of our legal remedies have not been exhausted.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

Management Agreement with Board Member

On October 1, 2009, we entered into a management agreement with Selway Capital, LLC (“Selway”) that provides for (but is not limited to) the following services to be performed by Selway on our behalf:

•	Strategic development and implementation as well as consultation with our chief executive officer on a regular basis as per his reasonable requests;
•
Identifying strategic partnerships with companies with which Selway has relationships and access, including building partnerships with companies in Israel, Singapore, India and Europe. The focus will be on the expansion of our munitions business;

•	Advise and support us on our investor relations strategy;
•	Advise and support our future fund raising, including identifying sources of capital in the United States; and
•	Support our mergers and acquisitions strategy and play an active role in our due diligence and analysis.

The management agreement stipulates that these services will be performed by Yaron Eitan, a member of our Board of Directors and an employee of Selway, with the assistance as needed from other employees of Selway.  The management agreement is retroactive to August 1, 2009, expires on October 1, 2012 and can be terminated by either us or Selway upon 30-days’ written notice or upon our default in payment or Selway’s failure to perform services under the management agreement. Through July 2010, Selway’s compensation for these services was $41,667 per month. However, we were only required to pay $16,000 per month, with the balance of $25,667 per month remaining unpaid until our senior lender consented to such payment. We will also reimburse Selway for costs incurred specifically on our behalf for these services. Under the management agreement, we indemnify Selway and Selway indemnifies us against certain losses that may be incurred while carrying out its obligations under the management agreement.

On July 29, 2010 we amended our management agreement (the “Amended Management Agreement”) with Selway. Pursuant to the Amended Management Agreement, (i) the monthly compensation payable to Selway was reduced to $11,666.67 and (ii) we must issue to Selway 45,000 shares of our common stock in full satisfaction of all accrued and unpaid liabilities (including all management fees) we owe to Selway pursuant to this management agreement through July 2010.

9.	FAIR VALUE

Under U.S. GAAP, we are required to record certain financial assets and liabilities at fair value and may choose to record other financial assets and financial liabilities at fair value as well. Also under U.S. GAAP, we are required to record nonfinancial assets and liabilities at fair value due to events that may or may not recur in the future, such as an impairment event. When we are required to record such assets and liabilities at fair value, that fair value is estimated using an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. That fair value is determined based on significant inputs contained in a fair value hierarchy as follows:

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

As of June 30, 2010, our only assets and liabilities required to be reported at fair value on a recurring basis were the interest rate swaps and currency forward contracts described in Note 5, both of which are measured at fair value using level 2 inputs.

We have other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt whose carrying amounts approximate fair value.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

10.	COLLABORATIVE ARRANGEMENT

To increase the use of our technologies in the ammunitions market, we have entered into a Strategic Alliance Agreement with General Dynamics Ordnance and Tactical Systems to develop and market training, illumination and marking payloads for the U.S. military that use our chemiluminescent technology. This Strategic Alliance Agreement does not define specific projects to be completed; before such a project begins, the Strategic Alliance Agreement will be supplemented by additional agreements that define the project and each party’s role and responsibilities. Such supplemental agreements will dictate how related costs and revenues will be shares by the parties and how those costs and revenues, if any, would be reported by us. As of June 30, 2010, no such specific projects have begun.

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Six Months Ended June 30,
	2010	2009
Interest	$1,174	$970
Income taxes	194	395

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Six Months Ended June 30,
	2010	2009
Increase in the Acquisition date fair value of intangible assets (a reduction of goodwill)	$—	2,024
Increase in the Acquisition date fair value of property, plant & equipment (a reduction of goodwill)	—	372
Accrual of costs directly related to the Acquisition (an increase to goodwill)	—	435
Reduction of goodwill resulting from subsequent recognition of deferred taxes	—	(549)

12.	SUBSEQUENT EVENTS

In June 2010, TD Bank, N.A. agreed to extend a deadline from June 30, 2010 to July 31, 2010 for our requirement to receive at least $3.0 million in new subordinated debt or from an equity offering and to use the net proceeds from that subordinated debt or equity offering to reduce the outstanding principal balance on our senior debt held by TD Bank, N.A.

On July 29, 2010 we issued $8.5 million in convertible notes due in 2014. The convertible notes require monthly interest payments starting on September 1, 2010 at a rate of 11% per annum and mature on March 19, 2014, unless earlier repurchased or converted. No principal payments are required on these convertible notes until maturity. We have the right to prepay the loan in whole or in part at any time without penalty. The notes are convertible at any time into 2,666,667 shares of our common stock at a conversion price of approximately $3.19 per share.  In addition, the lenders received 160,000 warrants for our common stock, exercisable at the lenders’ option for $2.00 per share. The warrants have a five-year term. The convertible notes are senior secured obligations and rank junior to all senior debt held by TD Bank, N.A. but senior to all other remaining long-term debt including existing and future subordinated debt.

We used $7.2 million of the net proceeds of the convertible notes to reduce, but not eliminate, the outstanding principal balance on our senior debt held by TD Bank, N.A. Also, we used $500,000 of the net proceeds of the convertible notes to reduce the outstanding principal balance on our line of credit with TD Bank, N.A. As part of this transaction, the remaining unpaid TD Bank, N.A. senior debt was modified to have reduced principal payments but a higher interest rate.  Because the convertible notes and the modified TD Bank, N.A. senior debt charge a higher interest rate than the pre-modified TD Bank, N.A. senior debt, we expect that our interest expense will be higher than it would have been had we not partially repaid and modified the TD Bank, N.A. senior debt. Because the convertible notes and the modified TD Bank, N.A. senior debt require lower monthly principal payments than the pre-modified TD Bank, N.A. senior debt, we expect our future debt levels to be higher than they would have been had we not partially repaid and modified the TD Bank, N.A. senior debt. We do expect the lower monthly principal payments to significantly improve our short-term cash flows.

Simultaneous with the repayment of a portion of the TD Bank, N.A. senior debt, our interest rate swaps (see Note 5) were modified to incorporate this repayment since it was not anticipated in the original swap agreement. This allows us to continue to assume that these hedges meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to still be 100% effective.

Simultaneous with the issuance of the convertible notes, we amended our management agreement with Selway Capital, LLC (see Note 8).

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

Material Changes in Results of Operations – 3 Months Ended June 30, 2010 versus the 3 Months Ended June 30, 2009

Revenues:   For the three-month period ended June 30, 2010, sales were higher than for the comparable period in 2009 due primarily to the volume of units sold. Price increases in the fourth quarter of 2009 provided some of the additional revenues for the most recent 3-month period.

Cost of goods sold: For the three-months ended June 30, 2010, cost of goods sold was consistent with the comparable period in 2009 despite the increase in units sold discussed above.  Gross margin for the quarter was 50.9% compared to a 42.5% gross margin for the comparable prior-year period. 2010 margin improved partially due to price increases implemented in late 2009. Gross margin in the three months ended June 30, 2009 was depressed due to lower-than-normal sales of high margin chemical light sticks and the amortization of the inventory step-up to fair market value arising from our acquisition of CTI in December 2008.

Expenses: General and administrative expenses decreased 9.0% primarily due to expenses related to (i) the accrual of share-based awards in the second quarter of 2009 that did not recur in the second quarter of 2010 and (ii) lower fees related to SEC filings and other professional services, partially offset by management fees relating to our management agreement with Selway Capital, LLC, which had not yet been entered into as of June 30, 2009. Research and development expenses decreased primarily due to lower patent defense fees incurred.

Amortization of intangible assets: In December 2009, we recorded impairments on our trademark and customer relationship intangible assets that significantly reduced our amortization of intangible assets in the three months ended June 30, 2010 compared to same period in the prior year.

Provision for (benefit from) income taxes increased significantly for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due to our generation of net income in 2010 and operating losses in 2009.

Other loss (income), net, consists primarily of the effects of changes in foreign exchange rates.

Material Changes in Results of Operations – 6 Months Ended June 30, 2010 versus the 6 Months Ended June 30, 2009

Revenues:   For the six-month period ended June 30, 2010, sales were higher than for the comparable period in 2009 due primarily to the volume of units sold. Price increases in the fourth quarter of 2009 provided some of the additional revenues for the 2010 period.

Cost of goods sold: For the six-months ended June 30, 2010, cost of goods sold was 9.2% higher than the comparable period in 2009 due to the increase in units sold discussed above.  Gross margin for the period was 49.6% compared to a 42.2% gross margin for the comparable prior-year period. 2010 margin improved partially due to price increases implemented in late 2009. Gross margin in the six months ended June 30, 2009 was depressed due to lower-than-normal sales of high margin chemical light sticks and the amortization of the inventory step-up to fair market value arising from our acquisition of CTI in December 2008.

Expenses: General and administrative expenses increased 6.3% primarily due to expenses related to (i) the accrual of share-based awards in 2010, which were not accrued in 2009 and (ii) management fees relating to our management agreement with Selway Capital, LLC, which had not yet been entered into as of June 30, 2009, partially offset by lower legal fees related to SEC filings. Research and development expenses decreased primarily due to lower patent defense fees incurred.

Amortization of intangible assets: In December 2009, we recorded impairments on our trademark and customer relationship intangible assets that significantly reduced our amortization of intangible assets in the six months ended June 30, 2010 compared to same period in the prior year.

Provision for (benefit from) income taxes increased significantly for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to our generation of net income in 2010 and operating losses in 2009.

Other loss (income), net, consists primarily of the effects of changes in foreign exchange rates.

Material Changes in Financial Condition – June 30, 2010 versus December 31, 2009

Assets, other than cash: Assets, other than cash, were $94.3 million at June 30, 2010 compared to $96.2 million at December 31, 2009. The decrease is primarily due to intangible assets amortization combined with a decrease in inventories resulting from increased sales activity. The remaining changes in asset values are the result of normal business activities.

Liabilities: Liabilities were $40.7 million at June 30, 2010, compared to $42.7 million at December 31, 2009. The decrease is due to payments made on notes payable. Our derivatives liability increased since December 31, 2009 primarily due to a decrease in estimated future LIBOR rates used to estimate the fair value of our pay fixed/receive LIBOR interest rate swaps. The remaining changes are the result of normal business activities.

Liquidity and Capital Resources

Cash on hand was $2.6 million at June 30, 2010 and $2.0 million at December 31, 2009. The increase since December 31, 2009 resulted primarily improved sales levels offset by payments on debt and for property, plant and equipment.

During the six months ended June 30, 2010, we did not sell any shares of our common stock. However 278,500 common shares were issued for stock-based compensation awards.

On July 29, 2010 we issued $8.5 million in convertible notes due in 2014. The convertible notes require monthly interest payments starting on September 1, 2010 at a rate of 11% per annum and will mature on March 19, 2014, unless earlier repurchased or converted. No principal payments are required on these convertible notes until maturity. We have the right to prepay the loan in whole or in part at any time without penalty. The notes are convertible at any time into 2,666,667 shares of our common stock at a conversion price of approximately $3.19 per share.  In addition, the lenders received 160,000 warrants for our common stock, exercisable at the lenders’ option for $2.00 per share. The warrants have a five-year term. The convertible notes are senior secured obligations and rank junior to all senior debt held by TD Bank, N.A. but senior to all other remaining long-term debt including existing and future subordinated debt.

We used $7.2 million of the net proceeds of the convertible notes to reduce, but not eliminate, the outstanding principal balance on our senior debt held by TD Bank, N.A. Also, we used $500,000 of the net proceeds of the convertible notes to reduce the outstanding principal balance on our line of credit with TD Bank, N.A. As part of this transaction, the remaining unpaid TD Bank, N.A. senior debt was modified to have reduced principal payments but a higher interest rate.  Because the convertible notes and the modified TD Bank, N.A. senior debt charge a higher interest rate than the pre-modified TD Bank, N.A. senior debt, we expect that our interest expense will be higher than it would have been had we not partially repaid and modified the TD Bank, N.A. senior debt. Because the convertible notes and the modified TD Bank, N.A. senior debt require lower monthly principal payments than the pre-modified TD Bank, N.A. senior debt, we expect our future debt levels to be higher than they would have been had we not partially repaid and modified the TD Bank, N.A. senior debt. We do expect the lower monthly principal payments to significantly improve our short-term cash flows.

We own interest rate swaps on a majority of our senior debt with TD Bank, N.A. in order to minimize the effect of variable interest rates charged on that TD Bank, N.A. debt.

Forecasted principal and interest payments on debt for the next 12 months are $10.8 million and will be funded from operating cash flows and the net proceeds of the convertible notes issued on July 29, 2010.  All operating and capital expenditures are expected to be funded completely from operating cash flows.

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

Goodwill

Goodwill is deemed to have an indefinite life and accordingly, is not subject to annual amortization.  Goodwill is subject to an annual impairment review, and, if conditions warrant, an interim impairment review.  Impairment charges, if any, are recorded in the period in which the impairment is determined.

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

Foreign Operations and Currency

Accounts of our foreign subsidiary are recorded using its local currency (the euro) as the functional currency. For consolidation purposes, income statement accounts are converted to U.S. dollars using the average exchange rate for the monthly period being reported. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income or expenses in the statement of operations in the period the gain or loss occurred.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2010, we finished validation of and began using a new enterprise resource planning (“ERP”) system that significantly changed the manner in which we capture and record much of the accounting-related information and transactions throughout our organization. This new ERP system was not implemented as a result of a weakness or deficiency in internal controls in our previous ERP system. There were no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Cyalume is not currently a named party in any legal proceedings.

On January 23, 2006, before we owned CTI, the former owners of CTI (from whom we purchased CTI) (the “Former Owners”) acquired all of the outstanding capital stock of Omniglow Corporation (the “Transaction”) and changed the name of the company to Cyalume Technologies, Inc. Prior to, or substantially simultaneously with, the Transaction, CTI sold certain assets and liabilities related to Omniglow Corporation’s novelty and retail business to certain former Omniglow Corporation stockholders and management (“the Omniglow Buyers”).  This was done because CTI sought to retain only the Omniglow Corporation assets and current liabilities associated with its government, military and safety business. During 2006, CTI and the Omniglow Buyers commenced litigation and arbitration proceedings against one another. Claims include breaches of a lease and breaches of various other agreements between CTI and the Omniglow Buyers.  The Omniglow Buyers sought compensatory damages of $1.4 million, to be trebled, and recovery of costs and legal fees. CTI filed for damages of $368,000 against the Omniglow Buyers.  These proceedings are known as Civil Action No. 06-706 in Superior Court of the Commonwealth of Massachusetts.

On December 19, 2008, while Civil Action 06-706 was still unresolved, we acquired CTI (“the Acquisition”). According to the Acquisition’s Stock Purchase Agreement between the Former Owners and us, the Former Owners retained the responsibility for paying for all costs and liabilities associated with Civil Action 06-706.

On June 11, 2010, CTI received preliminary Findings of Fact, Rulings of Law and Order for Judgment (the “Findings”) regarding Civil Action No. 06-706.  Pursuant to the Findings, the court found in favor of the Omniglow Buyers and ruled that the Omniglow Buyers were entitled to calculable damages of approximately $828,000 from CTI, in addition to damages for certain lost profits that have not been calculated, costs and attorney’s fees. These additional damages, costs and fees have not yet been calculated or determined by the court.

CTI is considering its alternatives relating to the suit in light of the Findings. We have not recorded or reported any amounts since payment of damages or loss is not yet deemed to be probable since all of our legal remedies have not been exhausted.

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

There were no changes to the procedures by which security holders may recommend nominees to our Board of Directors during the three months ended June 30, 2010.

There is no information to report under this Item in lieu of reporting that information on Form 8-K.

ITEM 6.    EXHIBITS

Exhibit Number		Description
10.1		Extension of deadline contained in the Second Amendment to the Credit Agreement and Limited Waiver with TD Bank, N.A. (1)
10.2		Extension of deadline contained in the Second Amendment to the Credit Agreement and Limited Waiver with TD Bank, N.A. (2)
10.3
Subordinated Loan Agreement dated as of July 29, 2010 among Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., the Lenders and other financial institutions or other entities from time to time parties thereto and Granite Creek Partners Agent, LLC as Agent. (3)

10.4		Subordinated Security and Pledge Agreement dated as of July 29, 2010 between Cyalume Technologies, Inc. and Granite Creek Partners Agent, LLC. (3)
10.5		Subordinated Guaranty Agreement dated as of July 29, 2010 entered into by Cyalume Technologies Holdings, Inc. for the benefit of Granite Creek Partners Agent, LLC. (3)
10.6		Subordinated Stock Pledge Agreement dated as of July 29, 2010 entered into by Cyalume Technologies Holdings, Inc. (3)
10.7
Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 29, 2010 among Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., the Lenders and the other financial institutions or other entities from time to time parties thereto and TD Bank, N.A., a national banking association, as Agent and as Lender. (3)

10.8		Form of Warrant issued to Granite Creek FlexCap I, L.P. (3)
10.9		Form of Warrant issued to Patriot Capital II, LP. (3)
10.10		Registration Rights Agreement between CTHI and Granite Creek FlexCap I, L.P. (3)
10.11		Registration Rights Agreement between CTHI and Patriot Capital II, LP. (3)
10.12		Amended Management Agreement with Selway Capital, LLC. (3)
10.13	*	Employment agreement of Monte Pickens, Executive Vice President, Cyalume Technologies, Inc.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.
(1)	Incorporated by reference to the Current Report on Form 8-K dated April 30, 2010 and filed with the Commission May 6, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K dated June 30, 2010 and filed with the Commission July 8, 2010.
(3)	Incorporated by reference to the Current Report on Form 8-K dated July 29, 2010 and filed with the Commission August 3, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: August 11, 2010	By:	/s/ DEREK DUNAWAY

Derek Dunaway, Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2010	By:	/s/ MICHAEL BIELONKO

Michael Bielonko, Chief Financial Officer
(Principal Financial Officer)