Form 10-Q
period 2010-09-30
Cyalume Technologies Holdings, Inc.
filed 2010-11-01
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 26, 2010, there were outstanding 15,749,070 shares of the registrant’s Common Stock, par value $.001 per share.

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

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share information)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009
Revenues	$11,570	$9,860
Cost of goods sold	5,483	5,938
Gross profit	6,087	3,922

Other expenses:
Sales and marketing	917	791
General and administrative	1,343	887
Research and development	402	487
Interest, net	631	673
Interest – related party	17	16
Amortization of intangible assets	441	878
Other, net	91	16
Total other expenses	3,842	3,748

Income before income taxes	2,245	174
Provision for (benefit from) income taxes	916	(151)
Net income	$1,329	$325

Income available to common stockholders for diluted net income per common share	$1,034	$325

Net income per common share:
Basic	$.09	$.02
Diluted	$.06	$.02

Weighted average shares used to compute net income per common share:
Basic	15,511,183	15,352,478
Diluted	17,524,995	15,418,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share information)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009
Revenues	$29,859	$24,443
Cost of goods sold	14,695	14,374
Gross profit	15,164	10,069

Other expenses:
Sales and marketing	2,481	2,322
General and administrative	4,109	3,489
Research and development	1,135	1,295
Interest, net	1,931	1,925
Interest – related party	49	45
Amortization of intangible assets	1,353	2,612
Other, net	—	79
Total other expenses	11,058	11,767

Income (loss) before income taxes	4,106	(1,698)
Provision for (benefit from) income taxes	1,585	(755)
Net income (loss)	$2,521	$(943)

Income available to common stockholders for diluted net income per common share	$2,242	$(943)

Net income (loss) per common share:
Basic	$.16	$(.06)
Diluted	$.14	$(.06)

Weighted average shares used to compute net income (loss) per common share:
Basic	15,466,133	15,089,909
Diluted	16,240,932	15,089,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share information)

	September 30,
	2010 (unaudited)	December 31, 2009
Assets
Current assets:
Cash	$2,472	$2,003
Accounts receivable, net of allowance for doubtful accounts of $26 and $239 at September 30, 2010 and December 31, 2009, respectively	4,202	3,319
Inventories, net	8,876	9,320
Income taxes refundable	—	294
Deferred income taxes	810	682
Prepaid expenses and other current assets	453	382
Total current assets	16,813	16,000

Property, plant and equipment, net	8,507	8,384
Goodwill	51,244	51,244
Other intangible assets, net	21,286	22,548
Other noncurrent assets	301	67
Total assets	$98,151	$98,243

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$—	$3,200
Current portion of notes payable	1,012	6,940
Accounts payable	2,546	3,222
Accrued expenses and other current liabilities	2,413	2,069
Advance due to related parties	9	9
Income taxes payable	522	—
Total current liabilities	6,502	15,440

Senior notes payable, net of current portion	15,142	18,874
Convertible notes payable, net of discount	7,917	—
Notes payable due to related parties	1,114	1,065
Deferred income taxes	8,125	7,105
Derivatives	442	69
Asset retirement obligation, net of current portion	164	158
Total liabilities	39,406	42,711

Commitments and contingencies (Note 9)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,749,070 and 15,405,570 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	16	15
Additional paid-in capital	89,151	87,926
Accumulated deficit	(29,872)	(32,393)
Accumulated other comprehensive loss	(550)	(16)
Total stockholders’ equity	58,745	55,532
Total liabilities and stockholders' equity	$98,151	$98,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity	Comprehensive Income (Loss)
Balance at December 31, 2009	15,405,570	$15	$87,926	$(32,393)	$(16)	$55,532	$—
Stock issued	343,500	1	145	—	—	146	—
Stock-based compensation expense	—	—	875	—	—	875	—
Warrants issued in conjunction with issuance of convertible debt	—	—	205	—	—	205	—
Foreign currency translation adjustments	—	—	—	—	(301)	(301)	(301)
Unrealized loss on cash flow hedges, net of taxes of $140	—	—	—	—	(233)	(233)	(233)
Net income	—	—	—	2,521	—	2,521	2,521
Comprehensive income	—	—	—	—	—	—	$1,987
Balance at September 30, 2010	15,749,070	$16	$89,151	$(29,872)	$(550)	$58,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,521	$(943)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	577	479
Amortization	1,593	3,446
Provision for deferred income taxes	1,068	(1,009)
Stock-based compensation expense	875	271
Other non-cash expenses	186	357
Changes in operating assets and liabilities:
Accounts receivable	(920)	(1,024)
Inventories	377	953
Prepaid expenses and other current assets	(28)	(9)
Accounts payable and accrued liabilities	(169)	(22)
Income taxes payable	777	329
Net cash provided by operating activities	6,857	2,828

Cash flows from investing activities:
Proceeds from disposal of long-lived assets	207	—
Purchases of long-lived assets	(1,219)	(449)
Net cash used in investing activities	(1,012)	(449)

Cash flows from financing activities:
Payments for common stock subject to redemption	—	(1,123)
Net repayment of line of credit	(3,200)	(200)
Repayment of long-term notes payable	(9,859)	(2,633)
Proceeds from convertible notes payable	7,942	—
Payments to reacquire and retire common stock	—	(263)
Payment of stock registration costs	—	(279)
Payment of debt issuance costs	(250)	(65)
Proceeds from exercises of warrants	—	27
Net cash used in financing activities	(5,367)	(4,536)

Effect of exchange rate changes on cash	(9)	36
Net increase (decrease) in cash	469	(2,121)
Cash, beginning of period	2,003	3,952
Cash, end of period	$2,472	$1,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at September 30, 2010, including the estimates inherent in the process of preparing financial statements. Additionally, all significant intercompany accounts and transactions have been eliminated in consolidation.

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

We primarily produce products based on technologies whereby light is generated through a chemical reaction known as chemiluminescence. CTI manufactures and sells such chemiluminescent products, in addition to reflective and photoluminescent products, to military, commercial and public safety markets.  Our base product is known as a ‘‘light stick’’ and is typically 6 inches in length. A light stick is a translucent flexible plastic tube that is partly filled with one chemical ingredient and also with a glass container (‘‘ampoule’’) that contains a complementary reactive chemical. When the tube is bent enough to break the glass ampoule, the chemicals contained within the plastic tube and ampoule mix and light is generated. Additionally, we manufacture and sell a component of 40mm training ammunition that utilizes our light-stick technology; sales of these components have been an increasing source of our revenues in recent years.  Also, we produce reflective (patches) and reflective plus photoluminescent (fire tape) products. Based on our customers’ specifications, our products are manufactured in varying shapes, sizes and functions, and provide light in different colors, intensity and durations.

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

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):
	September 30, 2010	December 31, 2009
Raw materials	$4,903	$4,887
Work-in-process	3,305	3,439
Finished goods	1,059	1,903
	9,267	10,229
Less: Reserve for obsolescence	(391)	(909)
	$8,876	$9,320

5.	NOTES PAYABLE

On July 29, 2010 we issued $8.5 million in convertible notes due in 2014. The convertible notes require monthly interest payments starting on September 1, 2010 at a rate of 11% per annum and mature on March 19, 2014, unless earlier repurchased or converted. No principal payments are required on these convertible notes until maturity. We have the right to prepay the notes in whole or in part at any time without penalty. The convertible notes are senior secured obligations and rank junior to all senior debt held by TD Bank, N.A. but senior to all other remaining long-term debt including existing and future subordinated debt. The notes are convertible at any time into 2,666,667 shares of our common stock at a conversion price of approximately $3.19 per share. Under certain circumstances, such a conversion feature could be considered to be a “beneficial” conversion feature, as defined by U.S. GAAP, requiring separate measurement and accounting. We determined that the convertible notes’ conversion feature was not “beneficial” under U.S. GAAP.

Simultaneous with the issuance of the convertible notes, we issued warrants to repay certain costs of obtaining the convertible notes. These warrants allow the holder to purchase 160,000 shares of our common stock at $2 per share through July 29, 2015. The warrants have a five-year term. In accordance with U.S. GAAP, we allocated the $8.5 million proceeds from the issuance of the convertible notes and the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants ($205,000) was recorded as a debt discount (a decrease to convertible notes payable, net of discount) and an increase to additional paid-in capital on our condensed consolidated balance sheet. The $205,000 debt discount will be amortized to interest expense over the life of the convertible notes.

On July 29, 2010, the carrying value of the convertible notes was $7.9 million, computed as follows (all amounts in thousands):

Principal amount of convertible notes	$8,500
Less: Debt issuance costs	(399)
Less: Warrants issued to convertible note lenders	(205)
$7,896

The convertible note principal of $8.5 million was used in the following manner (all amounts in thousands):

Principal amount of convertible notes	$8,500
Less: Debt issuance costs	(558)
Proceeds from convertible notes payable	7,942
Less amounts paid from proceeds from convertible notes:
Principal payment on senior debt held by TD Bank, N.A.	(7,200)
Principal payment on line of credit held by TD Bank, N.A.	(500)
Debt issuance costs	(50)
Cash retained by Cyalume Technologies Holdings, Inc.	$192

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

As part of this transaction, the remaining unpaid TD Bank, N.A. senior debt was modified to have reduced principal payments and lower interest rates.  However, because the convertible notes and the modified TD Bank, N.A. senior debt, on a combined basis, have a higher weighted-average interest rate than the pre-modified TD Bank, N.A. senior debt, we expect that our interest expense will be higher than it would have been had we not partially repaid and modified the TD Bank, N.A. senior debt. Because the convertible notes and the modified TD Bank, N.A. senior debt require lower monthly principal payments than the pre-modified TD Bank, N.A. senior debt, we expect our future debt levels to be higher than they would have been had we not partially repaid and modified the TD Bank, N.A. senior debt. We do expect the lower monthly principal payments to significantly improve our short-term cash flows.

Simultaneous with the repayment of a portion of the TD Bank, N.A. senior debt, our interest rate swaps (see Note 6) were modified to incorporate this repayment since it was not anticipated in the original swap agreement. This allows us to continue to assume that these hedges meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to still be 100% effective.

Simultaneous with the issuance of the convertible notes, we amended our management agreement with Selway Capital, LLC (see Note 9).

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative liabilities as of September 30, 2010 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Interest rate swaps	Derivatives (non-current liabilities)	$(442)

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

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009 and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S.-dollar exchange rate upon CTSAS’ payment to CTI for these inventory purchases.  Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other, net on our condensed consolidated statement of operations. The fair value of these contracts are determined by taking the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the present value of estimated cash flows developed using, among other data, expectations of future currency exchange rates over the remaining term of the contract discounted at an estimated risk-free interest rate. At September 30, 2010, we held no such currency forward contracts.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

Effect of Derivatives on Statement of Operations

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of operations for the three months ended September 30, 2010 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(82)	$—	$—
Derivatives not designated as hedging instruments:
Forward currency contracts	$—	$—	$—

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the three months ended September 30, 2010.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended September 30, 2010.
(3)
Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net on the condensed consolidated statement of operations for the three months ended September 30, 2010.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of operations for the nine months ended September 30, 2010 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(233)	$—	$—
Derivatives not designated as hedging instruments:
Forward currency contracts	$—	$—	$(22)

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the nine months ended September 30, 2010.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the nine months ended September 30, 2010.
(3)
Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net on the condensed consolidated statement of operations for the nine months ended September 30, 2010.

7.	INCOME TAXES

For the three months ended September 30, 2010, the effective tax rate of 41% differed from the statutory rate of 34% due to state taxes and prior year true-ups. For the three months ended September 30, 2009, the effective tax rate of (87)% differed from the statutory rate of 34% due to state and foreign taxes.

For the nine months ended September 30, 2010, the effective tax rate of 39% differed from the statutory rate of 34% primarily due to state and foreign taxes and prior year true-ups including changes in the valuation allowance. For the nine months ended September 30, 2009, the effective tax rate of 44% differed from the statutory rate of 34% due to state and foreign taxes.

8.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of (i) shares issuable upon the exercise of warrants and options (using the “treasury stock” method), (ii) unvested restricted stock awards (using the “treasury stock” method) and (iii) shares issuable upon conversion of our convertible notes (see Note 5) using the “if-converted” method.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010		2009	2010		2009
Basic:
Net income (loss) (in thousands)	$1,329		$325	$2,521		$(943)
Weighted average shares	15,511,183		15,352,478	15,466,133		15,089,909
Basic income (loss) per common share	$0.09		$0.02	$0.16		$(0.06)
Diluted:
Net income (loss) (in thousands)	$1,329		$325	$2,521		$(943)
Adjustments to net income assuming convertible notes payable are converted to common stock:
Reversal of interest expense on convertible notes payable (in thousands)	$167		$—	$167		$—
Write off of unamortized costs of issuing convertible notes payable (in thousands)	$(889)		$—	$(889)		$—
Adjustments’ estimated effect on provision for income taxes (in thousands)	$427	(2)	$—	$443	(3)	$—
Income available to common stockholders for diluted net income per common share (in thousands)	$1,034		$325	$2,242		$(943)
Weighted average shares	15,511,183		15,352,478	15,466,133		15,089,909
Effect of dilutive securities	2,013,812		66,471	774,799		— (1)
Weighted average shares, as adjusted	17,524,995		15,418,949	16,240,932		15,089,909
Diluted income (loss) per common share	$0.06		$0.02	$0.14		$(0.06)

(1)
Since we experienced a loss during this period, common shares issuable upon exercise of convertible securities were excluded from the loss per share calculation because the effect would be antidilutive.

(2)	Assumes an effective tax rate of 40.8%.
(3)	Assumes an effective tax rate of 38.6%.

The following common shares issuable upon exercise of convertible securities were excluded from the calculation of diluted net income (loss) per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options and warrants	6,388,256	6,225,256	6,495,756	6,225,256

9.	COMMITMENTS AND CONTINGENCIES

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

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

On December 19, 2008, while Civil Action 06-706 was still unresolved, we acquired CTI (the “Acquisition”). According to the Acquisition’s Stock Purchase Agreement between the Former Owners and us, the Former Owners retained the responsibility for paying for all costs and liabilities associated with Civil Action 06-706.

On June 11, 2010, CTI received preliminary Findings of Fact, Rulings of Law and Order for Judgment (the “Findings”) regarding Civil Action No. 06-706.  Pursuant to the Findings, the court found in favor of the Omniglow Buyers and ruled that the Omniglow Buyers were entitled to calculable damages of approximately $828,000 from CTI, in addition to damages for certain lost profits that have not been calculated, costs and attorney’s fees. These additional damages, costs and fees have not yet been calculated or determined by the court. On August 17, 2010, the court vacated this judgment. The court will enter a final judgment once the court issues an order on these additional damages, costs and fees.

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

On July 29, 2010 we amended our management agreement (the “Amended Management Agreement”) with Selway. Pursuant to the Amended Management Agreement, (i) the monthly compensation payable to Selway was reduced to $11,667 and (ii) we were required to issue to Selway 45,000 shares of our common stock in full satisfaction of all accrued and unpaid liabilities (including all management fees) we owed to Selway pursuant to this management agreement through July 2010. Those 45,000 shares were issued in July 2010.

10.	FAIR VALUE

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

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

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

As of September 30, 2010, our only assets and liabilities required to be reported at fair value on a recurring basis were the interest rate swaps and currency forward contracts described in Note 6, both of which are measured at fair value using level 2 inputs.

We have other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt whose carrying amounts approximate fair value.

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Nine Months Ended September 30,
	2010	2009
Interest	$1,686	$1,495
Income taxes	192	608

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Nine Months Ended September 30,
	2010	2009
Warrants issued in conjunction with issuance of convertible notes	$205	$—
Stock issued as payment for accounts payable	146	—
Debt issuance costs withheld from convertible note proceeds	558	—
Increase in the Acquisition date fair value of intangible assets (a reduction of goodwill)	—	2,024
Increase in the Acquisition date fair value of property, plant & equipment (a reduction of goodwill)	—	372
Accrual of costs directly related to the Acquisition (an increase to goodwill)	—	435
Reduction of goodwill resulting from subsequent recognition of deferred taxes	—	549
Remeasurement of asset retirement obligation	—	26
Extinguishment of notes payable due to related parties by issuing common stock	—	82

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

We primarily produce products based on technologies whereby light is generated through a chemical reaction known as chemiluminescence. CTI manufactures and sells such chemiluminescent products, in addition to reflective and photoluminescent products, to military, commercial and public safety markets.  Our base product is known as a ‘‘light stick’’ and is typically 6 inches in length. A light stick is a translucent flexible plastic tube that is partly filled with one chemical ingredient and also with a glass container (‘‘ampoule’’) that contains a complementary reactive chemical. When the tube is bent enough to break the glass ampoule, the chemicals contained within the plastic tube mix and light is generated. Additionally, we manufacture and sell a component of 40mm training ammunition that uses our light-stick technology; sales of these components have been an increasing source of our revenues in recent years.  Also, we produce reflective (patches) and reflective plus photoluminescent (fire tape) products. Based on our customers’ specifications, our products are manufactured in varying shapes, sizes and functions, and provide light in different colors, intensity and durations.

We have one subsidiary: Cyalume Technologies, Inc. (“CTI”), whose headquarters are also located in West Springfield, MA. CTI has one subsidiary, Cyalume Technologies, SAS (“CTSAS”), located in Aix-en-Provence, France. Our products are manufactured at both the West Springfield and Aix-en-Provence locations.

Material Changes in Results of Operations – Three Months Ended September 30, 2010 versus the Three Months Ended September 30, 2009

Revenues:   For the three-month period ended September 30, 2010, sales were higher than for the comparable period in 2009 due primarily to the volume of units sold. Price increases provided some of the additional revenues for the most recent 3-month period.

Cost of goods sold: For the three-months ended September 30, 2010, cost of goods sold was lower than for the comparable period in 2009 despite the increase in sales discussed in the previous paragraph.  Gross margin for the quarter was 52.6% compared to a 39.8% gross margin for the comparable prior-year period. 2010 margin improved primarily due to (i) a product mix resulting in improved sales levels of higher margin products, (ii) price increases and (iii) the impact of the amortization of inventory step-up to fair market value arising from our acquisition of CTI in December 2008, which depressed 2009 gross margin. ..

Expenses: Selling expenses increased 15.9% primarily due to payroll costs of additional hires that was incurred in the three-month period ended September 30, 2010 but not incurred in the three-month period ended September 30, 2009. General and administrative expenses increased 51.4% primarily due to increases in expenses related to (i) share-based award accruals, (ii) depreciation expense and  (iii) employee bonus accruals.  The increase in the share-based expenses is primarily due to awards issued in 2010. The increase in depreciation expense is primarily due to our new enterprise resource planning (“ERP”) computer system, which began depreciating in 2010. Accruals for employee bonuses have increased in 2010 due to our increased profitability in 2010

Research and development expenses decreased primarily due to lower patent maintenance and defense costs.

Amortization of intangible assets: In December 2009, we recorded impairments on our trademark and customer relationship intangible assets that significantly reduced our intangible assets to be amortized in the three months ended September 30, 2010 compared to same period in the prior year.

Provision for (benefit from) income taxes increased significantly for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to our generation of net income in 2010 and operating losses in 2009.

Other, net consists primarily of the effects of changes in foreign exchange rates.

Material Changes in Results of Operations – Nine Months Ended September 30, 2010 versus the Nine Months Ended September 30, 2009

Revenues:   For the nine-month period ended September 30, 2010, sales were higher than for the comparable period in 2009 due primarily to the volume of units sold. Price increases provided approximately 12% of the additional revenues for the 2010 period, with the higher number of units sold comprising the rest of the increase.

Cost of goods sold: For the nine-months ended September 30, 2010, cost of goods sold was 2.2% higher than the comparable period in 2009 due to the increase in units sold discussed above.  Gross margin for the period was 50.8% compared to a 41.1% gross margin for the comparable prior-year period. 2010 margin improved partially due to price increases as discussed in the previous paragraph. Gross margin in the nine months ended September 30, 2009 was depressed by the amortization of the inventory step-up to fair market value arising from our acquisition of CTI in December 2008.

Expenses: Selling expenses increased 6.8% primarily due to (i) 2010 payroll costs of additional hires, (ii) increased bonuses accrued for sales staff due to our increased profitability in 2010 and (iii) other expenses that typically increase when sales increase, such as commissions and freight on sales.  General and administrative expenses increased 17.8% primarily due to increases in expenses related to (i) share-based award accruals, (ii) depreciation expense, (iii) employee bonus accruals and (iv) consultants.  The increase in the share-based expenses is primarily due to awards issued in 2010. The increase in depreciation expense is primarily due to our new ERP computer system, which began depreciating in 2010. Accruals for employee bonuses have increased in 2010 due to our increased profitability in 2010.

Research and development expenses decreased primarily due to lower patent maintenance and defense costs.

Amortization of intangible assets: In December 2009, we recorded impairments on our trademark and customer relationship intangible assets that significantly reduced our intangible assets to be amortized in the nine months ended September 30, 2010 compared to same period in the prior year.

Provision for (benefit from) income taxes increased significantly for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to our generation of net income in 2010 and operating losses in 2009.

Other, net consists primarily of the effects of changes in foreign exchange rates.

Material Changes in Financial Condition – September 30, 2010 versus December 31, 2009

Assets, other than cash: Assets, other than cash, were $95.7 million at September 30, 2010 compared to $96.2 million at December 31, 2009. The decrease is primarily due to intangible assets amortization, fixed asset depreciation and a decrease in inventories. Those decreases were partially offset by the purchase and installation of our new ERP computer system, an increase in accounts receivable resulting from increased sales activity during 2010 and an increase in capitalized debt issuance costs incurred when we incurred new convertible debt in July 2010. The remaining changes in asset values are the result of normal business activities.

Liabilities: Liabilities were $39.4 million at September 30, 2010, compared to $42.7 million at December 31, 2009. The decrease is due primarily to scheduled payments made on our notes payable and complete repayment of our line of credit. The December 31, 2009 line of credit balance of $3.2 million was repaid by $500,000 of the proceeds of our July 2010 convertible debt issuance and by $2.7 million of operating cash flows. Our derivatives liability increased since December 31, 2009 primarily due to a decrease in estimated future LIBOR rates used to estimate the fair value of our pay fixed/receive LIBOR interest rate swaps. Also, our income tax liability increased in 2010 due to our being profitable in 2010. The remaining changes are the result of normal business activities.

Liquidity and Capital Resources

Cash on hand was $2.5 million at September 30, 2010 and $2.0 million at December 31, 2009. The increase since December 31, 2009 resulted primarily improved sales levels offset by payments on debt and related debt issuance costs and payments for property, plant and equipment.

During the nine months ended September 30, 2010, we did not sell any shares of our common stock. However 298,500 common shares were issued for stock-based compensation awards and 45,000 common shares were issued to Selway Capital, LLC in full satisfaction of all accrued and unpaid liabilities (including all management fees) we owed to Selway pursuant to this management agreement through July 2010.

On July 29, 2010 we issued $8.5 million in convertible notes due in 2014. The convertible notes require monthly interest payments that started on September 1, 2010 at a rate of 11% per annum and will mature on March 19, 2014, unless earlier repurchased or converted. No principal payments are required on these convertible notes until maturity. We have the right to prepay the notes in whole or in part at any time without penalty. The notes are convertible at any time into 2,666,667 shares of our common stock at a conversion price of approximately $3.19 per share.  In addition, the lenders received 160,000 warrants for our common stock, exercisable at the lenders’ option for $2.00 per share. The warrants have a five-year term. The convertible notes are senior secured obligations and rank junior to all senior debt held by TD Bank, N.A. but senior to all other remaining long-term debt including existing and future subordinated debt.

We used $7.2 million of the net proceeds of the convertible notes to reduce, but not eliminate, the outstanding principal balance on our senior debt held by TD Bank, N.A. Also, we used $500,000 of the net proceeds of the convertible notes to reduce the outstanding principal balance on our line of credit with TD Bank, N.A. As part of this transaction, the remaining unpaid TD Bank, N.A. senior debt was modified to have reduced principal payments and lower interest rates.  However, because the convertible notes and the modified TD Bank, N.A. senior debt, on a combined basis, have a higher weighted-average interest rate than the pre-modified TD Bank, N.A. senior debt, we expect that our interest expense will be higher than it would have been had we not partially repaid and modified the TD Bank, N.A. senior debt. Because the convertible notes and the modified TD Bank, N.A. senior debt require lower monthly principal payments than the pre-modified TD Bank, N.A. senior debt, we expect our future debt levels to be higher than they would have been had we not partially repaid and modified the TD Bank, N.A. senior debt. We do expect the lower monthly principal payments to significantly improve our short-term cash flows.

In addition to the $500,000 reduction of our line of credit described in the preceding paragraph, the December 31, 2009 line of credit balance of $3.2 million was reduced to $0 by $2.7 million in cash payments obtained from operating cash flows. We have the ability to access this line of credit for up to a maximum of $5 million (not including a $1million reserve for pending legal issues).

We own interest rate swaps on a majority of our senior debt with TD Bank, N.A. in order to minimize the effect of variable interest rates charged on that TD Bank, N.A. debt.

Forecasted principal and interest payments on debt for the next 12 months are $3.2 million and are expected to be funded from operating cash flows. All other operating and capital expenditures are also expected to be funded completely from operating cash flows.

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

Goodwill

Goodwill is deemed to have an indefinite life and accordingly, is not subject to amortization.  Goodwill is subject to an annual impairment review, and, if conditions warrant, an interim impairment review.  Impairment charges, if any, are recorded in the period in which the impairment is determined. Our annual impairment review was performed as of August 31, 2010 and we determined that no impairment of goodwill has occurred.

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

Costs incurred to renew or extend the term of our intangible assets are expensed when incurred. Costs to third parties that are related to internally developing or successfully defending an intangible asset are capitalized as part of the intangible asset developed or defended and amortized over that asset’s remaining useful life. Such costs to third parties that are related to patent applications that are ultimately rejected by the relevant government authority are expensed upon rejection.

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

Foreign Operations and Currency

Accounts of our foreign subsidiary are recorded using its local currency (the euro) as the functional currency. For consolidation purposes, our foreign subsidiary’s (i) income statement accounts are converted to U.S. dollars using the average exchange rate for the monthly period being reported, (ii) assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date and (iii) equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. The resulting translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other, net in the statement of operations in the period the gain or loss occurred.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Cyalume is not currently a named party in any legal proceedings.

There have been no material developments in the proceedings known as Civil Action No. 06-706 in Superior Court of the Commonwealth of Massachusetts since the developments described in our Form 10-Q filed August 11, 2010. For full details in this matter, see Note 8 of the condensed consolidated financial statements in Part 1, Item 1 of this Form 10-Q

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

There were no changes to the procedures by which security holders may recommend nominees to our Board of Directors during the three months ended September 30, 2010.

There is no information to report under this Item in lieu of reporting that information on Form 8-K.

ITEM 6.	EXHIBITS

Exhibit Number		Description
10.1		Extension of deadline contained in the Second Amendment to the Credit Agreement and Limited Waiver with TD Bank, N.A. (1)
10.2
Subordinated Loan Agreement dated as of July 29, 2010 among Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., the Lenders and other financial institutions or other entities from time to time parties thereto and Granite Creek Partners Agent, LLC as Agent. (2)

10.3		Subordinated Security and Pledge Agreement dated as of July 29, 2010 between Cyalume Technologies, Inc. and Granite Creek Partners Agent, LLC. (2)
10.4		Subordinated Guaranty Agreement dated as of July 29, 2010 entered into by Cyalume Technologies Holdings, Inc. for the benefit of Granite Creek Partners Agent, LLC. (2)
10.5		Subordinated Stock Pledge Agreement dated as of July 29, 2010 entered into by Cyalume Technologies Holdings, Inc. (2)
10.6
Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 29, 2010 among Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., the Lenders and the other financial institutions or other entities from time to time parties thereto and TD Bank, N.A., a national banking association, as Agent and as Lender. (2)

10.7		Form of Warrant issued to Granite Creek FlexCap I, L.P. (2)
10.8		Form of Warrant issued to Patriot Capital II, LP. (2)
10.9		Registration Rights Agreement between CTHI and Granite Creek FlexCap I, L.P. (2)
10.10		Registration Rights Agreement between CTHI and Patriot Capital II, LP. (2)
10.11		Amended Management Agreement with Selway Capital, LLC. (2)
11.1		Statement Regarding Computation of Per Share Earnings. (3)
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.
(1)	Incorporated by reference to the Current Report on Form 8-K dated June 30, 2010 and filed with the Commission July 8, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K dated July 29, 2010 and filed with the Commission August 3, 2010.
(3)	Incorporated by reference to Note 8 of the condensed consolidated financial statements in Part 1, Item 1 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: November 1, 2010	By:	/s/ DEREK DUNAWAY
Derek Dunaway, Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2010	By:	/s/ MICHAEL BIELONKO
Michael Bielonko, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)