Form 10-K
period 2010-12-31
Cyalume Technologies Holdings, Inc.
filed 2011-03-28
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from – to -

Commission File Number 000-52247

Cyalume Technologies Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3200738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 Windsor Street, West Springfield, Massachusetts01089
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes  ☐ No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (5,934,761 shares) based on the last reported sale price of the registrant’s Common Stock on the OTCBB on June 30, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $19,287,973. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 18, 2011, there were outstanding 16,743,703 shares of the registrant’s Common Stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2011 Annual Meeting of Shareholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Items 10 through 13 of this Form 10-K.

CYALUME TECHNOLOGIES HOLDINGS, INC.
 ANNUAL REPORT ON FORM 10-K
 YEAR ENDED DECEMBER 31, 2010

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

Chemiluminescent products come in varying shapes, sizes and functions, and provide light in different colors, intensity and durations. These include:

•
Light sticks that come in lengths ranging from 1.5 inches to 15 inches, and havingdurations for specified light output that range from 5 minutes to 24 hours. Colors emitted include red, blue, white, yellow, green, orange and infrared.

•	Components to training and tactical ammunition that provide day/night marking and illumination capabilities.
•	Reflective patches that can reflect white light or infrared, and reflective safety belts.

See “Product Applications” for a discussion of the many uses of these products.

We maintain principal executive offices at 96 Windsor Street, West Springfield, Massachusetts 01089. Our telephone number is (413) 858-2500. The various reports we file with the SEC, including annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, and current reports on Form 8-K are available on our website (www.cyalume.com) free of charge. Our website also contains the charters for the Audit, Nominating and Compensation Committees of the Board of Directors as well as our Code of Conduct and Ethics and our Insider Trading Policy. The documents are also available free of charge from our Corporate Secretary at our executive offices.

We have one direct subsidiary: Cyalume Technologies, Inc. (“CTI”). CTI is a Delaware corporation formed on March 27, 1997 with headquarters also located in West Springfield, MA. CTI has one subsidiary, Cyalume Technologies, SAS (“CTSAS”), located in Aix- en-Provence, France.

We manufacture products at both the West Springfield and Aix-en-Provence locations.

Business Strategy

Overall Approach: We have a four-pronged approach for ensuring long-term success.

•
Patent Protection. We have and will continue to pursue patent protection of developed technology, and to aggressively defend against violations of our patents. By conducting research and development, and pursuing appropriate patent protection, we expect to maintain our market leading position.

•	Environmental Initiatives. As evidenced by the news media, governments and the public are becoming more and more concerned with protecting the environment.

•	Federal law now bans the use of various phthalates as a possible human health risk, so we have developed light sticks that are phthalate free.

•
The January 2010contract with the U.S. military (discussed below in “Customers”) requires that we certify that none of the chemical components have any reporting requirements under SARA (Superfund Amendments and Reauthorization Act) and that none of the chemical components are defined as hazardous or have any release reporting requirements under CERCLA (Comprehensive Environmental Response Compensation and Liability Act).  We believe our products are the only products that meet these standards.

•
The U.S. military expressed environmental and operational concerns about the use of live ammunition in training exercises, so we helped to create a 40 mm round for the military that is non-pyrotechnic and does not contain heavy metals.

•
Product Diversification. We intend to continue to diversify into additional products and applications utilizing current technology and technology now underdevelopment. Product diversification will allow us to present a more complete line of products that meet current and projected user needs. Additionally, product diversification reduces dependence on a relatively small number of products for financial and competitive success. Diversification also helps further distinguish us from competitors who do not make the investment in innovation that we do.

•
Strategic Partnering. We actively seek partners who can help us advance our technologies or introduce products to the market. For example, for the 40mm round, we partner with Rheinmetall Waffe Munition, GmbH, (“RWM”) a major global manufacturer of munitions and other products. We have also entered into research and development agreements with General Dynamics (“GD”) and Fiocchi of America, Inc. (“Fiocchi”) to explore opportunities to jointly develop additional ammunition products utilizing chemiluminescence technologies.

Markets

Our sales efforts are focused on three overall markets: military, ammunition, and commercial and public safety.

Military

The military market accounted for approximately 73% of total revenue in 2010 and 71% in 2009. We sell chemiluminescent devices, primarily light sticks in varying colors, lengths and durations of light output, as well as flat chemiluminescent disks and reflective patches and belts. The primary users of these products are the U.S. Military and militaries participating in NAMSA (“NATO Maintenance and Supply Agency”).

Critical events, risks and uncertainties regarding the military market include the continued use by the U.S. and NATO militaries, the ability to remain on the cutting edge of chemical light technology, the ability to generate additional uses of our products by additional militaries around the world, and managing costs to remain competitively priced. There are also uncertainties of future price increases customarily found in the renewal contracts which would affect revenues and results of operations.

Ammunition

The ammunition market accounted for approximately 19% oftotal revenues in 2010 and 21% in 2009, and is expected to become our largest market over the next five years. We currently sell chemiluminescent payloads and components to RWM, which incorporates our products into its 40mm round, and then sells the finished round. We believe that there is a wide range of ammunition able to utilize chemiluminescent technology for both military and commercial applications, and thus this market offers us an excellent opportunity for additional revenue growth.

Critical events, risks and uncertainties regarding the ammunition market include the expansion and acceptance of the existing products to the United States military and other foreign militaries. The introduction of additional calibers is perceived as a vital opportunity to increase revenues and improve results of operations over the long-term.

Commercial and Public Safety

The commercial and public safety markets represented approximately 8% of revenues in both 2010 and 2009.Sales are made to different industries and governmental agencies, including manufacturing companies, transportation companies, hotels and police, fire and EMS departments. These products provide emergency light in different ways to different buyers. For example, hotels use light sticks in halls and stairwells for use in power outages while police departments use them in tactical operations and traffic control. Management believes that the commercial and public safety market is currently under-served.

The critical risks and uncertainties in the commercial and public safety market include the need for the continued introduction and promotion of successful products to police, fire and homeland security departments. Our ability to generate demand from potential customers is the greatest factor in success or failure in this market. The commercial and public safety market is more sensitive to pricing than the military markets as customers may not choose to purchase the best available product, but may rather purchase lower quality, lower priced goods from competitors.

The uncertainty of new products from competitors is always a risk that could dilute our existing military market share of chemical light products as well as ammunition and safety products.

For additional risks refer to Item 1A, Risk Factors.

Customers

We sell products for military, ammunition and commercial and public safety applications. We do not sell any products as novelties.

•	Military: Our business depends significantly on three key customers: LC Industries (“LCI”), the United States Department of Defense (“U.S. DOD”) and NAMSA.

•	LC Industries

We indirectly supply the U.S. DOD through a contract with LCI, a manufacturer/distributor and a member of the National Industries for the Blind. LCI, in turn, has a direct contract with the U.S. DOD that operates under the program guidelines of “Ability One”, a federal program that creates jobs for the visually impairedand severely disabled. Under our contract with LCI, we sell components to LCI, which assembles and packages the items and then sells/distributes them directly to the U.S. military. Each of the items sold by LCI to the U.S. military is classified by a National Stock Number (“NSN”).

Our contract with LCI was entered into June 1, 2004 and had an initial term of five years, followed by three automatic five-year renewal terms unless the agreement is cancelled. This contract was renewed in 2009 for another five year period.The contract between LCI and the U.S. military is also a fixed price, indefinite quantity contract. Through negotiations with LCI, we share in any price increases received by LCI. Revenues to LCI accounted for approximately 37% of total revenues in 2010 and 27% in 2009. The 2010 increase in revenues was partially due to moving thirteen NSNs from our direct contract with the U.S. DOD to LCI’s contract.

•	U.S. DOD

In January 2010, we were awarded a direct contract with the U.S. DOD issued by the Defense Supply Center in Philadelphia (“DSCP”) to supply chemiluminescent light products that had previously been sold under a prior contract that had expired in 2009. The contract is an indefinite quantity fixed price contract that covers numerous products, each classified by a NSN. A key feature of these products is that they are all phthalate free and covered by Cyalume’s intellectual property, making us currently the only potential supplier of these products to the U.S. DOD. The contract is for a base period of two years plus three, one-year options to extend, exercisable by the U.S. DOD. The contract specifies product prices for the first two years and provides a 2.5% price increase annually thereafter.

In conjunction with the solicitation by the U.S. DOD for awarding this contract, thirteenproducts that had been part of the previous contract were transferred to a different defense supply center office and became part of the products provided by LCI to the U.S. military, resulting in a decrease in sales to the U.S. DOD. The DSCP contract accounted for approximately 2% of total revenues in 2010 and 15% in 2009. Combining the DSCP and LCI accounts together, these two accounts accounted for approximately 39% of total revenues in 2010 and 42% in 2009. During 2009, the U.S. DOD increased inventory levels to ensure having an adequate supply during the contract bid period. This reduced sales to the U.S. DOD and LCI combined in 2010.

•	NAMSA

We have direct contracts with NAMSA, the administrative services arm serving the non-U.S. NATO countries. NAMSA re-awarded these contracts to us in August 2008. The base contract period is three years and NAMSA has the option to extend for another two years. The contracts contain provisions for pricing escalations. Revenues from NAMSA accounted for approximately17% of total revenues in 2010 and 9% in 2009.

•
Ammunition: Ammunition sales toRWM comprised approximately 19% of total revenue in 2010 and 21% in 2009. Sales are made under purchase orders awarded to us throughout the year as RWM receives orders from various militaries.

•
Commercial and public safety: Sales in this category are made to a variety of distributors, retailers, other businesses and various municipalities’ police and fire departments, none of whom individually represent more than 10% of sales.

Sales and Marketing

We define ourselves as a manufacturer. For the military market, we sell primarily through distributors such as NAMSA and LCI.We have found this to be an efficient and effective model and use this model for the commercial and public safety markets as well. Accordingly, we are utilizing the abilities of distributors who have established key relations with end-users, rather than attempt to sell direct to consumers. The distributors take deliveries from us and then resell our products through their distribution networks to third-party customers, thereby expanding the market for our products at minimal cost to us. In the ammunition market, we sell directly to the prime contractor having the direct contract with the military.

Competitive Strengths

We believe we have many advantages as compared to our competition. For example, we:

•	Own more patents in the chemiluminescent light field than any competitor.

•	Have an active research and development function focused on improving existing technologies and developing new ones for which patent protection will be obtained.

•	Have a wide assortment of products that helps meet the needs of major customers.

•	Focus on high quality, high performance products, while many competitors rely on lower priced/lower quality products.

Product Applications

Chemiluminescent Products: Chemiluminescent products are used in support of military operations in peacetime to support training and in live theater (i.e., wartime) to support battle engagements and troops in the field. Applications include: the nighttime marking of drop and landing zones, marking trails at night, triage marking of wounded soldiers and light for general illumination purposes.

The following are some of the unique product attributes that make our chemiluminescent products well suited for military use:

•	highly reliable for light production after periods of storage of up to four years,

•	provide up to a 360 degree field of illumination,

•	highly portable, waterproof and require no electrical source to work, and

•	safe to use and non-toxic.

We also use chemiluminescent technology to make products providing day/night marking and illumination as components of training and tactical ammunition. Day/night marking rounds increase the effectiveness of weapons training by providing a night-time training ability where, in many cases, one did not exist before. Chemical light munitions are preferable to traditional tracer or training rounds for two reasons. Traditional tracer or pyrotechnic training munitions contain fire-producing elements that can start range fires. Additionally, traditional tracer or pyrotechnic training munitions experience ‘‘duds’’, or unexploded rounds. These unexploded rounds present future safety hazards and must be found and defused. Chemical light training munition payloads cannot start range fires and do not present future safety hazards from unexploded rounds, making their use not only more economical but safer for military personnel.

In the commercial and public safety markets, our products provide sources of light in emergency situations and for general safety purposes. For example, a customer can purchase our product with assurance that it can sit on the shelf for up to four years and still work when needed in the event of a power outage. For marine and boating purposes, we manufacture several specific products to meet the safety needs of boaters.

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

In the commercial and public safety markets, our reflective products primarily serve police, fire and EMS departments. Personnel of these public services wear products such as safety belts and patches to adequately highlight themselves in the face of traffic and so they can be better seen in emergency situations such as in a burning building.

Competition

For chemiluminescent products for the military market, we believe that we have no direct competitor and that our products are the only ones that currently meet official U.S. and NAMSA military specifications. There are several Asian manufacturers of novelty quality products that occasionally attempt to direct sell their products as military quality, including the fraudulent use of military stock numbers that are placed on the products which we believe have not passed testing. In these cases we rely on the appropriate U.S. and NAMSA agency offices to inspect and reject such products as being non-compliant. We maintain an active program of monitoring such behavior and bringing any such actions to the attention of the appropriate agency personnel.

For the ammunition market, the development period for a new product before final testing and acceptance by the military can be many years. We anticipate that, as we grow revenues in this market, additional competition will emerge as this market represents potentially large revenues. We are defending against this by continuing to invest in technology upgrades in order to stay ahead of any competitors. In addition, where appropriate, we file patents to protect newly developed technology. Also, we review all products submitted by any competitors in military contract bidding processes to determine whether they meet specifications.

In the commercial and public safety markets, we compete with a variety of manufacturers and distributors of novelty products.While these manufacturers and distributors appear to lack the quality, market presence and ability to significantly upgrade existing products, customers in these markets may seek lower prices without consideration for these other factors.

Employees

As of December 31, 2010 we had 164full-time and 2 part-time employees.We operate in local labor markets that provide an adequate supply of labor to compensate for any turnover. We are not party to any collective bargaining agreements, have not experienced any work stoppages and consider our relationship with employees to be sound.

Employee Benefits

CTI offers employees wages and benefits that we consider to be competitive in the markets in which we operate. Benefits include medical, dental, life, and disability insurance coverage, paid vacations and holidays and an employee 401(k) savings plan.  CTSAS offers its employees benefits consistent with French law and market conditions.

Supply Chain

We purchase key raw materials, primarily chemicals, plastics, glass and packaging materials from alimited number of suppliers. We have long-term relationships with these suppliers, and maintain annual purchase orders or, in the case of major chemicals, have a ten year contract in place which does not expire until the second half of 2012. In the event of a disruption in the supply of any of the key items, we have identified alternative sources of supply. A stock of raw materials is kept on hand to continue production in the event of an extended supply disruption, providing us time to find alternative suppliers. Raw materials are not considered to be a scarce commodity and we have not experienced supply disruptions in the past.

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

Research and Development

We have an active research and development department that operates out of the West Springfield headquarters and has chemists and engineers on staff. Additionally we utilize consulting chemists under contractual arrangements that specialize in chemiluminescent and reflective light technology.Our research and development group is focused on maintaining the high level of quality of existing products; researching and developing improvements to existing products; and, researching and developing new technologies and products with viable commercial applications. We maintain an active program of soliciting feedback and ideas from end-users of products. We incurred research and development expense of $1.7 million and $1.5 million during the years ended December 31, 2010 and 2009, respectively. Additionally, we incurred $0.3 million in capitalized costs for filing new patents in 2010 and $0.2 million in 2009.

Intellectual Property

We rely on the ability to develop patentable technology to help ensure the commercial success of products and technology. Once patents are issued, we follow an active program of monitoring competitors’ products to ensure that our intellectual property is not violated. We currently hold and maintain 27 active U.S. patents, many of which are also registered in various foreign countries. These patents include phthalate free formulations, formulas for creating a more consistent light for longer periods, a bio-degradable light stick, flat disks employing a translucent aluminum pouch instead of an ampoule, and reflective tape that not only reflects light but retains light energy and emits light after the initial light source is removed. We expect to file for additional patents during 2011 and thereafter. Patents typically have a 20-year life from date of filing. While we had four patents expire in 2010, there are no keypatents that will expire in 2011.  We do not anticipate a near-term decline in sales as a result of any expiring or expired patents.

Government Regulations

We are subject to the jurisdiction of the State Department of the United States under the International Traffic in Arms Regulations (“ITAR”). Specifically, chemical light infrared products, which are exported from the West Springfield facility to foreign militaries, are subject to these regulations. We must periodically re-register with the State Department for exporting purposes and last did so in June 2010. The renewal, which was granted, expires June 30, 2011 and is subject to renewal again at that time. We are in good standing with the State Department and the ITAR. We must obtain approval from the State Department for each and every export shipment of chemical light infrared products.

Environmental

We are in compliance with all local, state and national environmental regulations under which we are subject to regulation. The cost of compliance with environmental regulations has been and is expected to continue to be negligible.

Backlog

A significant portion of revenue is generated under indefinite quantity, fixed-price contracts whereby we fulfill orders as they are placed by customers. We typically have firm orders on hand at any one time for approximately two to three months’ revenues. Once orders are received they are typically fulfilled within three months.

Segments

We have only one segment for financial reporting purposes under accounting principles generally accepted in the United States.

ITEM 1A.    Risk Factors

Budget constraints of the federal or foreign governments could reduce revenue.

Sales for which federal or foreign governments and militaries thereof are the ultimate customer accounted for more than 90% of our business in 2010 and 2009. Budget reductions or spending constraints affecting military spending could cause delays, reduce the scope of, or result in cancellations of orders for products, which could reduce revenues.

Failure to obtain and/or maintain required export and other licenses could reduce revenue.

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

We operate under fixed price contracts and failure to control costs may reduce profitability.

Much of our revenues result from fixed price contracts. Unanticipated increases in the cost of raw materials, labor and overhead could result in less profitability on such contracts.  Some raw materials are affected by the prices of other commodities that are not under our control.  These include certain chemicals and plastics whose costs are a function of oil prices.  Another example is the cost of electricity, which we need to operate manufacturing processes and over which we have no control.

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

Some markets are characterized by continuing technological advancement, changes in customer requirements, and evolving product standards.  Accordingly, we devote a substantial amount of resources to product development. To compete successfully, we must develop and market new products that provide increasingly higher levels of performance and reliability. Product development is highly uncertain and we cannot guarantee that we will successfully develop new products. Our inability to develop and market these products or to achieve customer acceptance of these products could limit our ability to compete in the market or to grow revenues at satisfactory rates of growth.

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

The majority of chemicals, plastics, glass and packaging materials are purchased from a limited number of venders. A disruption in supply from any of these venders could affect our ability to manufacture finished goods for sale on a timely basis. We maintain a safety margin of inventory of these raw materials to rely on in the event of a disruption. However, safety stock may not be adequate in the event of an extended disruption.

Changes in foreign currency exchange rates could affect financial results.

CTI and CTSAS manufacture products in and sell products from the U.S. and France, respectively. Products sold by CTI are priced in U.S. dollars and most raw material components are purchased in U.S. dollars. Products sold by CTSAS are priced predominantly in euros and most of CTSAS’ raw material purchases from third parties are priced in euros. Significant changes in foreign exchange rates will affect reported financial results. CTI enters into short-term financial hedges (less than six months in duration) against currency risk relating to the billing and collection of revenues from CTI’s sales to CTSAS.

We are subject to various government regulations that could cause delays in the delivery of new products and may subject us to audits or other similar review processes.

As a supplier to agencies of various federal, state, local, and foreign governments, we are obligated to comply with a variety of regulations governing operations and the workplace. Unforeseen problems may impact our ability to bring new products to market on a timely basis, secure new contracts or require us to make potentially costly changes to operations which could reduce profitability in order to obtain contracts. Furthermore, some new products have been developed in conjunction with the U.S. Military, which largely dictates the timing of the product development process and over which we have limited control.

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

Revenue, operating results and profitability will likely fluctuate. Changes in product mix sold and the timing of sales to customers, together or individually, may contribute to the material variability of quarterly revenue, operating results or profitability. Such volatility may not meet the expectations of management, securities analysts or investors, which in turn may result in significant fluctuations in the market price of our common stock.

Revenue, operating results and profitability may be reduced by any major redeployment of troops.

Many of our military products are used both for training and live theater purposes. Generally, per capita soldier consumption of these products is relatively consistent between the two purposes.  The U.S. military has reduced the number of American military personnel in Iraq and increased the number of American military personnel in Afghanistan. Any major troop realignments/reductions, if significant enough in number, could result in a temporary reduction in overall product consumption until troops are redeployed for training or another live theater application.

We operate in increasingly competitive market segments, which may make it more difficult to successfully bid on future contracts.

We expect competition to increase in the future, especially in the ammunition market. We also expect that some competitors, or potential competitors, will feel increasing pressure to underbid government and commercial projects, in order to deploy their workforces and maintain or step up their activity levels. This may make it more difficult to prevail on competitive bids for contracts to the degree we have historically enjoyed, to increase revenue, and to maintain profitability.

Most new contracts will likely be subject to competitive bidding, which adds difficulty to accurately predicting the timing of sales and the allocation of resources.

Most governmental agencies and many commercial customers require that their significant contracts be competitively bid. Typically they utilize the ‘‘Request for Proposal’’ (“RFP”) method where several competitors submit their sealed proposals for a particular project, or the ‘‘Request for Qualifications’’ (“RFQ”) process where competitors submit their qualifications for consideration by the customer. Some contracts open for bidding utilize the standard ‘‘Straight Bid’’ process where the detailed specifications for products are published and lenders submit a ‘‘Bid’’ or fixed price, for the contract. Other competitive bidding processes are also utilized. Our success in responding to an RFP, RFQ, Straight Bid, or other competitive bidding process is dependent upon the quality of our estimating process, knowledge of the industry, knowledge of our customers and other factors requiring significant judgment and expertise. Because of the nature of the bidding process, we cannot know if we will be successful on any given bid, which adds difficulty to accurately predicting the timing of sales and the allocation of resources.

Our ability to win new contracts depends on factors outside our control, which could limit growth.

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

CTI is in the process of resolving pending litigation relating to several contractual disputes arising from the separation of our businesses from Omniglow, LLC. If CTI is not successful in settling the litigation and if CTI does not prevail on the merits of the case, then a judgment may be entered against CTI, which could require it to pay damages to Omniglow, LLC. Omniglow, LLC seeks compensatory damages of $1.4 million, to be trebled, and, recovery of costs and legal fees. CTI believes Omniglow, LLC’s claims to be without merit. CTI has filed for damages of $368,000. On June 11, 2010, the court ordered that Omniglow LLC was entitled to damages of approximately $828,000 from CTI, in addition to damages for certain lost profits that have not been calculated, costs and attorney’s fees. On August 17, 2010, the court issued an amended order vacating the June 11 order, but entered an amended order stating that judgment on the claims calculated thus far shall be entered in the amount of approximately $828,000, on which prejudgment interest shall accrue only on approximately $104,000 of that amount. The court will enter a final judgment once the court issues an order on these additional damages, costs and fees. According to the Acquisition’s Stock Purchase Agreement between the Former Owners and us, the Former Owners retained the responsibility for paying for all costs and liabilities associated with Civil Action 06-706.

Because we do not intend to pay dividends on common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on common stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on factors our Board of Directors deems relevant, including among others, results of operations, financial condition and cash requirements, business prospects, and the terms of credit facilities and other financing arrangements. The debt financing arrangements put into place in connection with the acquisition of CTI prohibit CTI from providing us with funds to pay a dividend. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value.

Our securities are quoted on the Over-the-Counter Bulletin Board, which may limit the liquidity and price of our securities more than if the securities were quoted or listed on the NASDAQ or the AMEX markets.

Our securities are quoted on the Over-the-Counter Bulletin Board, a NASD-sponsored and operated inter-dealer automated quotation system. Quotation of our securities on the Over-the-Counter Bulletin Board will limit the liquidity and price of securities more than if the securities were quoted or listed on NASDAQ or AMEX

We currently have a small number of beneficial holders, which may result in limited trading and also limit the liquidity and price of securities.  Furthermore, this may result in unexpected price volatility.

If we fail to meet financial covenants with our lenders, they would be able to declare an event of default.

If we were unable to meet the financial covenants specified in loan documents, our lenders would be able to declare an event of default. If an event of default were declared, all debts to the lender could become due and payable immediately, which could result in ceasing operations unless new arrangements were made.

We may choose to redeem outstanding warrants at a time that is disadvantageous to the warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933, we may redeem all outstanding warrants at any time after they become exercisable at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sale price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Calling all outstanding warrants for redemption could force the warrant holders:

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

Warrant holders may not be able to exercise their warrants, which may create a liability for us.

Holders of the warrants we issued in our initial public offering and private placement will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed to use our best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot assure that we will be able to do so. In addition, some states may not permit us to register the shares issuable upon exercise of warrants for sale. A registration statement under the Securities Act of 1933 relating to the shares of common stock underlying the warrants became effective February 9, 2009 and it is still effective as of December 31, 2010. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws. Since our obligations in this regard are subject to a ‘‘best efforts’’ standard, it is possible that, even if we are able to successfully assert a defense to a claim by warrant holders due to the impossibility of registration, a court may impose monetary damages on us to compensate warrant holders due to the change in circumstances that led to our being unable to fulfill obligations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own the West Springfield, MA facility which houses all corporate functions, including research and development. The facility is located on ten acres of land in an industrial area and has 200,000 square feet of office, manufacturing and warehousing space. There is adequate space available in the facility to accommodate an increase in operations and staffing. There are no known matters of ground contamination or air quality discharges that exceed acceptable limits. The facility is older and contains asbestos, which is consistent with buildings of its era, but there is no known damaged asbestos requiring remediation. The facility is subject to inspections by various environmental agencies from time to time and no significant violations of any environmental standards have been noted during the period of ownership by the currentowners. Environmental violations are not believed to represent a material risk. The facility is subject to a mortgage.

A facility in Aix-en-Provence, France is also owned by us and houses all foreign operations. The facility has 10,000 square feet of office and manufacturing space sitting on two acres and is in good condition. There are no known environmental violations pertaining to the facility and environmental violations are not believed to represent a material risk.

ITEM 3.    LEGAL PROCEEDINGS

CTI is currently named a defendant in Civil Action No. 06-706 in Superior Court of the State of Massachusetts. Filing suit against CTI is Omniglow, LLC (the former novelty business of CTI which was sold on January 23, 2006). CTI sold certain assets and liabilities related to the novelty and retail business to certain former shareholders and management (the “Omniglow Buyers”).  During 2006, CTI and the Omniglow Buyers commenced litigation and arbitration proceedings against one another. Claims include breaches of a lease and breaches of various other agreements between CTI and the Omniglow Buyers.  The Omniglow Buyers seek compensatory damages of $1.4 million, to be trebled, and recovery of costs and legal fees. CTI has filed for damages of $368,000 against the Omniglow Buyers.  On June 11, 2010, CTI received preliminary Findings of Fact, Rulings of Law and Order for Judgment (the “Findings”) regarding Civil Action No. 06-706.  Pursuant to the Findings, the court found in favor of the Omniglow Buyers and ruled that the Omniglow Buyers were entitled to calculable damages of approximately $828,000 from CTI, in addition to damages for certain lost profits that have not been calculated, costs and attorney’s fees. These additional damages, costs and fees have not yet been calculated or determined by the court. On August 17, 2010, the court entered an amended order vacating this judgment, but reentered judgement in the amount of approximately $828,000, on which prejudgment interest shall accrue only on approximately $104,000 of that amount. The court will enter a final judgment once the court issues an order on these additional damages, costs and fees. According to the Stock Purchase Agreement with the former owners (from whom we purchased CTI in 2008), the former owners retained the responsibility for paying for all costs and liabilities associated with Civil Action No. 06-706.

PART II

ITEM 4:	Removed and Reserved

ITEM 5:     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, common stock purchase warrants and units, are quoted on the Over-the-Counter Bulletin Board under the symbols ‘‘CYLU,’’ ‘‘CYLUW,’’ and ‘‘CYLUU,’’ respectively. The following table sets forth the high and low sales information for our common stock, common stock purchase warrants and units for the period from January 1, 2009 through March 18, 2011. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low

First quarter 2009	$14.15	$2.50	$2.30	$0.32	$15.00	$3.50
Second quarter 2009	$4.11	$3.00	$1.10	$0.15	$-	$-
Third quarter 2009	$3.93	$3.10	$1.25	$0.20	$-	$-
Fourth quarter 2009	$6.00	$3.30	$0.50	$0.29	$-	$-
First quarter 2010	$3.85	$3.35	$0.50	$0.30	$-	$-
Second quarter 2010	$3.74	$3.00	$0.50	$0.16	$-	$-
Third quarter 2010	$5.00	$3.01	$1.15	$0.15	$-	$-
Fourth quarter 2010	$4.20	$3.25	$0.50	$0.19	$-	$-
First quarter 2011 through March 18, 2011	$5.90	$4.02	$0.62	$0.20	$-	$-

There have been no Units transactions since the first quarter of 2009.

Holders of Common Stock

As of March 18, 2011, there were of record 184 holders of common stock, one holder of warrants and one holder of units.

Dividends

We have never declared or paid cash dividends on common stock and do not anticipate declaring or paying cash dividends on common stock in the foreseeable future. Payments of future dividends on common stock, if any, will be at the discretion of our Board of Directors after taking into account various factors, including financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our Board of Directors may deem relevant. The debt financing arrangements put into place in connection with the acquisition of CTI prohibit CTI from providing us with funds to pay a dividend.

Securities Authorized for Issuance under Equity Compensation Plans

Information about equity incentive plans can be found in Part III, Item 12 of this Annual Report on Form 10-K and in Note 16 to our consolidated financial statements contained within this Annual Report on Form 10-K.

Performance Graph

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None

ITEM 6:    SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the following discussion of our operating business, unless the context otherwise requires, references to Cyalume, we, us, our, include Cyalume, Cyalume Technologies, Inc. and Cyalume Technologies, S.A.S; references to CTI include only Cyalume Technologies, Inc. and its wholly-owned subsidiary Cyalume Technologies, S.A.S.(“CTSAS”).

We are a global, technology-based manufacturer primarily producing products where light is generated through a chemical reaction known as chemiluminescence. Our most popular product is a 6 inch light stick. We also use chemiluminescent technology to make products providing day/night marking and illumination as components of ammunition. In addition, a variety of reflective products are produced that both reflect direct light back and retain energy for a short period of time so they continue to glow after the light source is removed. Reflective products include a variety of patches and safety belts. Both chemiluminescent and reflective products may employ infrared technology that allows observation of the product with proper night vision goggles. We are actively searching for potential acquisitions that would complement our existing business.

The majority of revenues are derived from sales for the ultimate use of the U.S. Military and various other militaries around the globe, most significantly to three key customers: NAMSA, Rheinmetall Waffe Munition and LC Industries, which accounted for 73% of product sales in 2010. Additional revenues are derived from sales to other militaries and sales into the commercial markets, including police, fire and EMS departments. In the military market there are longer-term fixed price, indefinite quantity,contracts of generally three to five years that provide higher margins because the products are more technologically advanced than those of competitors. In the commercial markets advanced technology is generally not as important and therefore competition is greater, resulting in lower margins.

Although sales are made into several markets and manufacturing plants are operated in both the U.S. and Europe, the business is managed and financial results are reported as one segment. Senior management focuses on consolidated results to make strategic and tactical decisions. There are several reasons for this. Products are similar in each market and based on the same technologies. Thus management pays attention to individual products as well as individual customers and contracts in terms of pricing and costing. For the largest selling product line, the 6 inch light stick (in its various permutations of color and duration), the manufacturing processes are similar and both the U.S. and European plants make these products. Therefore, the 6-inch light sticks can be and are made at both plants and can be produced and shipped from one plant to the other to help meet peak periods of demand. In addition, important functions such as marketing and research and development (“R&D”) manage their activities and allocate their resources from a strategic viewpoint and generally not on the basis of where a product is made or who it might be sold to. Overall financial performance is evaluated based on: revenues; gross profit and gross margin; selling/research and development/administrative expenses; and cash flow. EBITDA (earnings before interest, taxes, depreciation and amortization) is used as a performance measure of operational cash flows. Product performance is evaluated based on unit cost of production and number of units produced and sold. All of these measures are evaluated against results for prior periods and against budgets.

Cyalume is currently a smaller reporting company based on outstanding equity held by non-affiliates having a market value under $75 millionas of our most recently completed second quarter. Therefore, only two years of audited financial statements are presented.

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

Revenue Recognition

Revenue from the sale of products is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer. Depending on the terms of the individual sales arrangement with our customer, sales are recognized at either the shipping point or upon receipt by the customer. Costs and related expenses to manufacture the products are recorded as costs of goods sold when the related revenue is recognized.

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

Intangible Assets

Intangible assets in 2010 included developed technologies and patents, customer relationships and non-compete agreements, which are amortized over their estimated useful lives,and trademarks and trade names, which are considered to have indefinite useful lives and therefore are not amortized. The non-compete agreements expired in December 2010. The carrying amounts of intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. Costs incurred to register new patents or defend existing patents are capitalized while costs to renew or extend the term of intangible assets are expensed when incurred.

Inventories

Inventories are stated at the lower of cost (on a first-in first-out (“FIFO”) method) or net realizable value.  We periodically review the realizability of inventory. Provisions are recorded and reserves are established for potential obsolescence. Determining adequate reserves for inventory obsolescence requires management’s judgment. Conditions impacting the realizability of inventory could cause actual write-offs to be materially different than reported inventory reserve balances.

Foreign Operations and Currency

Accounts of our foreign subsidiary are recorded using their local currency (the euro) as the functional currency. For consolidation,income statement accounts are converted to U.S. dollars using the average exchange rate for the monthly period being reported. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income or loss in the statement of operations in the period the gain or loss occurred.

Results of Operations

Revenues:    Sales volumes rebounded in 2010 after a significant decline in 2009, leading to a $5.8 million increase in revenue. Many products are sold under indefinite quantity type contracts whereby we fulfill orders as they are placed by customers. We do not have insight into why military customers order at the times or quantities that they do, however, we see no indication that the underlying usage of our products has diminished. Price changes contributed about 12% of the increase in revenues with the remainder resulting from increased sales volume. We believe that the global recession and constraints on budgets worldwide negatively affected revenues in both 2010 and 2009.

Gross profit:  Gross profit improved $5.8 million in 2010 compared to 2009.  The gross margin for2010 was 50.4% compared to 41.6% for 2009. The improvement was driven by a combination of price increases on certain products we sold, changes in product mix and the elimination of amortization of inventory step-up to fair value included in the 2009 results.

Expenses: Sales and marketing expenses increased primarily due to the hiring of additional sales personnel. Improved financial performance led to performance bonus payments increasing general and administrative expenses and research and development expenses.

Interest expense, net: Interest expense declined in 2010 due to lower outstanding debt levels.

Amortization of intangible assets and impairment losses: In 2009, we recorded impairment losses of $25.6 million on identified intangible assets. This substantially lowered the amount of intangible assets to be amortized in 2010 and future periods. Accordingly, during 2010, we amortized only $1.8 million of intangible assets, compared to $3.5 million in 2009. Additionally, in 2009 we recorded a goodwill impairment loss of $12.5 million. There was no goodwill impairment loss in 2010.

Other (income) losses, net: The other income recorded in 2010 was primarily the collection of account receivable balances that had been fully reserved in prior years. The other loss in 2009 was primarily the impact of foreign exchange rates on operations.

Provision for (benefit from) income taxes: The significant 2009 pre-tax net loss is the primary factor in the $8.5 million change in the 2010provision for income taxes over the 2009benefit from income taxes. The effective tax rate for 2010 of 39% is higher than the 2009 rate of 17% due to the goodwill impairment loss recorded in 2009, which is a permanent difference between U.S. generally accepted accounting practices income and taxable income, as well as the decrease in the valuation allowance on deferred tax assets and prior year income tax true-up adjustments for foreign subsidiary income and related foreign tax credits.

Foreign exchange rates: If 2010 operations in foreign currencies had been translated using the foreign exchange rate in effect at the end of 2009, revenues would have been $497,000 higher than reported and gross margin would have increased $264,000. Net income would have been $136,000 higher than reported.

Balance Sheet

Accounts receivable decreased in 2010 due primarily to a single significant account with extended terms having a receivable balance of $1.8 million at December 31, 2009 that was collected in the first quarter of 2010.

Inventories increased $600,000 in 2010 due primarily to a $538,000 increase in packaging materials inventory anda $707,000 decrease in inventory reserves, offset by a $676,000 decline in finished goods inventory. Inventory balances fluctuate due to recent sales activity and the timing of purchases of raw materials. Certain raw materials are purchased only several times a year due to long lead times and the desire to purchase in bulk, while other materials are purchased more frequently. Inventory reserves declined as obsolete inventory was disposed.

Property, plant and equipment increased $125,000 due to asset acquisitions of $1.3 million, primarily a new company-wide computer system, offset by the sale of excess land and depreciation expense.

Net intangible assets declined $1.6 million as costs incurred to register new patents or defend existing patents was more than offset by $1.8 million in amortization.

Net non-current deferred income tax liabilities increased $1.0 million in 2010, primarily as a result of the following:

•	Increased by the utilization of net operating losses during 2010 and the allocation of the majority of the remaining net operating losses to current;
•	Net decrease to the balance of unrepatriated earnings of CTSAS and associated foreign tax credits;
•	Net decreases to the carrying value of various identified intangible assets as a result of annual amortization expense;
•	Net increases to the carrying value of fixed assets as a result of annual depreciation expense differences.

Accounts payable and accrued expenses decreased a net $744,000 in 2010 due to the timing of purchases of chemicals and other raw materials and the payment of bonuses in December 2010 instead of being accrued at year end.

In assessing the realization of long-term deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The realization of deferred income tax assets depends upon future taxable income in years before net operating loss carryforwards expire. We evaluate the recoverability of deferred income tax assets on a quarterly basis. If we determine that it is more likely than not that deferred income tax assets will not be recovered, we establish a valuation allowance against some or all deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on future results of operations and financial position.

A valuation allowance of approximately $4.1 million was provided on deferred federal tax assets for the carryforward of foreign tax credits, which we do not anticipate using in the near-term. The utilization of this asset is dependent upon generation of significant revenues from sources outside the U.S.

We had federal net operating loss carryforwards amounting to $5.0 million and $9.5 million at December 31, 2010 and 2009, respectively. The net operating loss carryforward at December 31, 2010 expires in fiscal years 2025 through 2029. Internal Revenue Code Section 382 limits utilization of these losses to $3.2 million per year, plus amounts carried forward from prior years. It is possible that future changes in ownership could result in changes to the amounts allowed by IRC Section 382.  State net operating loss carryforwards amounted to $6.2 million and $11.7 million as of December 31, 2010 and 2009, respectively.

Derivatives liability increased $296,000 in 2010 due primarily to the value ofinterest rate swaps falling as forecast interest rates have fallen.

Liquidity and Capital Resources

As of December 31, 2010 and 2009, we had $4.1 million and $2.0 million, respectively, in cash.Net cash from operations improved $4.5 million as higher revenues improved net income.Net cash used in investing activities was $1.4 million in 2010, an increase of $400,000 from 2009. This increase was driven by the implementation of a new computer system and an increase in capitalized patent costs, offset by $200,000 from the sale of excess land. The 2011 capital expenditures budget is expected to be funded from operating cash flows.

We are actively searching for potential acquisitions that would complement our existing business. Any acquisition could be financed by a combination of cash, equity and/or debt.

In July 2010 we issued $8.5 million in convertible notes due in 2014. The convertible notes required monthly interest payments starting in September 2010 at a rate of 11% per annum and mature on March 19, 2014, unless earlier repurchased or converted. No principal payments are required on these convertible notes until maturity, when the full balance is due.We have the right to prepay the notes in whole or in part at any time without penalty. The convertible notes are senior secured obligations and rank junior to all senior debt held by TD Bank, N.A. but senior to all other remaining long-term debt including existing and future subordinated debt. The notes are convertible at any time into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. If, after the date hereof, we effect a stock dividend, stock split, combination or similar transaction on common stock, the conversion price in effect immediately prior to such action shall be adjusted so that the convertible note holders shall be entitled to receive the amount of common stock it would have owned immediately following such action had the notes been converted in full immediately prior thereto.

The convertible note principal of $8.5 million was used in the following manner (all amounts in thousands):

Principal amount of convertible notes	$8,500
Less: Debt issuance costs	(558)
Proceeds from convertible notes payable	7,942
Less amounts paid from proceeds from convertible notes:
Principal payment on senior debt	(7,200)
Principal payment on line of credit	(500)
Debt issuance costs	(50)
Cash retained for operations	$192

As part of this transaction, a $7.2 million payment was made on senior debt and the remaining unpaid senior debt was modified to have reduced principal payments and lower interest rates.  The lower monthly principal payments have significantly improved short-term cash flows.

In connection with issuing the convertible notes, we also issued five-year warrants to purchase up to 160,000 shares of common stock at price of $2.00 per share.  Each warrant contains provisions for cashless exercise and antidilution protection upon a distribution of dividends or a reclassification of common stock in connection with the issuance of the warrants. We have also entered into a registration rights agreement with each note holder, pursuant to which each such lender was granted “piggy-back” registration rights on the shares of common stock underlying the warrants.

On March 18, 2011 we sold 871,823 unregistered shares of common stock to institutional investors in a private placement at a price of $4.60 per share. A related registration rights agreement requires us to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) to register the shares for resale within 45 calendar days of the closing date, and to have the registration statement declared effective within 90 calendar days of the closing date of the private placement, or 150 days in the event the Registration Statement is reviewed by the SEC. The consideration paid by investors consisted of $3.5 million in cash and the cancellation of 1,015,000 public warrants, which were valued at $.50 per warrant. We will use the proceeds for general corporate purposes.

Forecast principal and interest payments on debt for 2011 are $1.8 million and $1.9 million, respectively, compared to $13.1 million and $2.2 million, respectively, in 2010. Principal payments in 2010 included the senior debt and line of credit principal payments discussed above, as well as principal payments on the line of credit facilitated by the reduced principal payments required by the senior debt modification. Interest paymentsin 2011will be lower than 2010 due to the pay-off of the higher interest revolver debt and monthly principal payments to be made on the senior debt in 2011. All 2011 principal and interest payments are expected to be funded from operating cash flows.

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

Financial Statements

The information required by this item is shown under Part IV, Item 15 and may be found beginning on page F-1 of this Form 10-K.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of disclosure controls and procedures were effective as of December 31, 2010.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.Management assessed the effectiveness of internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that internal control over financial reporting was effective as of December 31, 2010.

As a smaller reporting company, we are not required to obtain an attestation report of our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during our last fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,189,083	(1)	3.58	(2)	607,750
Equity compensation plans not approved by security holders	100,000		8.00		—
Total	1,289,083		3.93	(2)	607,750

(1)
Includes 322,583 shares of restricted stock awards granted under the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan. The remaining balance consists of outstanding stock option and warrant grants.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards which have no exercise price.

Security Ownership of Certain Beneficial Owners

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

CCR LLP audited our consolidated financial statements for the years ended December 31, 2010 and 2009.CCR LLP was our principal accountant as of December 31, 2010 and is currently our principal accountant.

Audit Fees

Fees billed within the past two years by CCR LLP included:
•	$231,000 related to financial statement audits for December 31, 2010, related quarterly reviews and review of various SEC Forms filed during 2010.
•	$260,000 related to financial statement audits for December 31, 2009, related quarterly reviews and review of various SEC Forms filed during 2009.

Audit-Related Fees

Fees billed for audit-related services in 2010 were $3,000. There were no fees for audit-related services provided in 2009.

Tax Fees

There were no fees for tax related services from CCR LLP in 2010 or 2009.

All Other Fees

There were no fees for other professional services from CCR LLP during 2010 or 2009.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee recommends to the Board of Directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee has adopted a written charter which is available on our website, www.cyalume.com. The Audit Committee may form and delegate authority to subcommittees consisting of one or more Audit Committee members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services provided that the decisions of such subcommittee to grant preapprovals are presented to the full Audit Committee at its next scheduled meeting.

In April 2009, the Board of Directors appointed CCR LLP to be principal accountant for Cyalume and engaged them to perform the 2009 audit for Cyalume. In April 2010 the Board of Directors engaged CCR LLP to perform the 2010 audit of Cyalume. The Audit Committee periodically meets with management and CCR LLP to discuss audit and accounting topics and to review quarterly and annual financial reports.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   (1)  Financial statements filed as part of this report

Consolidated Statements of Operations
               Consolidated Balance Sheets
     Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
               Consolidated Statements of Cash Flows

(2)Financial statement schedule filed as part of this report
               Schedule II – Valuation and Qualifying Accounts

(b)       Exhibits

Exhibit Number	Description
2.1
Stock Purchase Agreement dated February 14, 2008 by and among Vector Intersect Acquisition Corporation, as the Parent, Cyalume Acquisition Corp., a Delaware corporation, as the Purchaser, Cyalume Technologies, Inc. and GMS Acquisition Partners Holdings, LLC. (1)

2.2	Amendment No. 1 to Stock Purchase Agreement, dated October 22, 2008. (2)
2.3	Amendment No. 2 to Stock Purchase Agreement, dated December 17, 2008. (3)
2.4	Amendment No. 3 to Stock Purchase Agreement, dated December 18, 2008. (3)
3.1	Fifth Amended and Restated Certificate of Incorporation. (3)
3.2	By-laws. (4)
4.1	Specimen Common Stock Certificate. (4)
4.2	Specimen Unit Certificate. (4)
4.3	Specimen Warrant Certificate. (4)
4.4	Form of Unit Purchase Option to be granted to the representative. (4)
10.1	Form of Stock Escrow Agreement among the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders. (4)
10.2	Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and the Private Placement Purchasers. (4)
10.3	Employment Agreement with Derek Dunaway dated June 2, 2009. (5)
10.4	Employment Agreement with Michael Bielonko dated June 2, 2009. (5)
10.5	Employment Agreement with Thomas McCarthy dated June 2, 2009. (5)
10.6	Employment Agreement with Tomas Ogas dated May 14, 2009. (5)
10.7	Employment Agreement with Earl Cranor dated July 17, 2009. (6)
10.8	TD Bank First Amendment to Credit Agreement and Limited Waiver dated September 11, 2009. (7)
10.9	TD Bank Second Amendment to Credit Agreement and Limited Waiver dated December 7, 2009. (8)
10.10
Supply Agreement between Cyalume Technologies, Inc. (f/k/a Omniglow Corporation) and LC Ind., Inc., dated June 2004 (confidential treatment has been requested for certain portions of this agreement which have been redacted). (9) (Exhibit 10.21).

10.11
Supply Agreement between Cyalume Technologies S.A. and NATO Maintenance and Supply Agency dated July 28, 2008 (confidential treatment has been requested for certain portions of this agreement which have been redacted).(9) (Exhibit 10.22).

10.12
Supplemental Agreement No. 1, dated July 28, 2008, to the  Supply Agreement between Cyalume Technologies S.A. and NATO Maintenance and Supply Agency dated July 28, 2008 (confidential treatment has been requested for certain portions of this agreement which have been redacted). (9) (Exhibit 10.23).

10.13
Supply Agreement between Cyalume Technologies S.A. and NATO Maintenance and Supply Agency dated August 20, 2008 (confidential treatment has been requested for certain portions of this agreement which have been redacted). (9) (Exhibit 10.24).

10.14
Supplemental Agreement No. 2, dated October 6, 2008, to the  Supply Agreement between Cyalume Technologies S.A. and NATO Maintenance and Supply Agency dated July 28, 2008 (confidential treatment has been requested for certain portions of this agreement which have been redacted).(9) (Exhibit 10.25).

10.15
Supplemental Agreement No. 3, dated October 6, 2008, to the  Supply Agreement between Cyalume Technologies S.A. and NATO Maintenance and Supply Agency dated  July 28, 2008 (confidential treatment has been requested for certain portions of this agreement which have been redacted). (9) (Exhibit 10.26).

10.16
Supply Agreement between Cyalume Technologies, Inc. and the U.S. Department of Defense, dated January 22, 2010 (confidential treatment has been requested for certain portions of this agreement which have been redacted). (9) (Exhibit 10.27).

10.17		Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan. (10)
10.18
Subordinated Loan Agreement dated as of July 29, 2010 among Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., the Lenders and other financial institutions or other entities from time to time parties thereto and Granite Creek Partners Agent, LLC as Agent. (11)

10.19		Subordinated Security and Pledge Agreement dated as of July 29, 2010 between Cyalume Technologies, Inc. and Granite Creek Partners Agent, LLC. (11)
10.20		Subordinated Guaranty Agreement dated as of July 29, 2010 entered into by Cyalume Technologies Holdings, Inc. for the benefit of Granite Creek Partners Agent, LLC. (11)
10.21		Subordinated Stock Pledge Agreement dated as of July 29, 2010 entered into by Cyalume Technologies Holdings, Inc. (11)
10.22
Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 29, 2010 among Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., the Lenders and the other financial institutions or other entities from time to time parties thereto and TD Bank, N.A., a national banking association, as Agent and as Lender. (11)

10.23		Form of Warrant issued to Granite Creek FlexCap I, L.P. (11)
10.24		Form of Warrant issued to Patriot Capital II, LP. (11)
10.25		Registration Rights Agreement between CTHI and Granite Creek FlexCap I, L.P. (11)
10.26		Registration Rights Agreement between CTHI and Patriot Capital II, LP. (11)
10.27
Extension of deadline (contained in the TD Bank Second Amendment to Credit Agreement and Limited Waiver dated December 7, 2009) to receive at least $3.0 million in new subordinated debt or from an equity offering from April 30, 2010 to June 30, 2010. (12)

10.28
Extension of deadline (contained in the TD Bank Second Amendment to Credit Agreement and Limited Waiver dated December 7, 2009) to receive at least $3.0 million in new subordinated debt or from an equity offering from June 30, 2010 to July 31, 2010. (13)

18.1	*	Letter from our independent registered public accounting firm regarding our change in the annual date on which we test goodwill for impairment.
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of CCR, LLP
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K dated February 14, 2008 and filed with the Commission February 21, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K dated October 22, 2008 and filed with the Commission November 4, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K dated December 17, 2008 and filed with the Commission December 23, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-127644) filed August 18, 2005.
(5)	Incorporated by reference to the Current Report on Form 8-K dated May 14, 2009 and filed with the Commission June 4, 2009.
(6)	Incorporated by reference to the Current Report on Form 8-K dated July 17, 2009 and filed with the Commission July 22, 2009.
(7)	Incorporated by reference to the Current Report on Form 8-K dated September 11, 2009 and filed with the Commission September 23, 2009.
(8)	Incorporated by reference to the Current Report on Form 8-K dated December 17, 2009 and filed with the Commission December 18, 2009.
(9)
Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2009 filed with the Commission on March 22, 2010. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

(10)	Incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on April 30, 2009.
(11)	Incorporated by reference to the Current Report on Form 8-K dated July 29, 2010 and filed with the Commission August 3, 2010.
(12)	Incorporated by reference to the Current Report on Form 8-K dated April 30, 2010 and filed with the Commission May 6, 2010.
(13)	Incorporated by reference to the Current Report on Form 8-K dated June 30, 2010 and filed with the Commission July 8, 2010.
*	Filed herewith.

INDEX TO FINANCIAL STATEMENTS

 Cyalume Technologies Holdings, Inc.

 Years ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cyalume Technologies Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Cyalume Technologies Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyalume Technologies Holdings, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CCR LLP

Glastonbury, Connecticut
March 25, 2011

Cyalume Technologies Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share information)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
Revenues	$38,024	$32,201
Cost of goods sold	18,857	18,817
Gross profit	19,167	13,384

Other expenses (income):
Sales and marketing	3,471	3,171
General and administrative	5,520	4,917
Research and development	1,663	1,464
Interest expense, net	2,559	2,644
Interest expense – related party	66	61
Amortization of intangible assets	1,794	3,497
Goodwill impairment loss	—	12,456
Other intangible asset impairment losses	—	25,624
Other (income) losses, net	(184)	52
Total other expenses	14,889	53,886

Income (loss) before income taxes	4,278	(40,502)
Provision for (benefit from) income taxes	1,665	(6,880)
Net income (loss)	$2,613	$(33,622)

Net income (loss) per common share:
Basic	$.17	$(2.21)
Diluted	$.15	$(2.21)

Weighted average shares used to compute net income (loss) per common share:
Basic	15,483,243	15,241,416
Diluted	16,806,275	15,241,416

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares and per share information)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash	$4,086	$2,003
Accounts receivable, net of allowance for doubtful accounts of $62 and $239, respectively	1,925	3,319
Inventories, net	9,920	9,320
Income taxes refundable	—	294
Deferred income taxes	931	682
Prepaid expenses and other current assets	429	382
Total current assets	17,291	16,000

Property, plant and equipment, net	8,509	8,384
Goodwill	51,244	51,244
Other intangible assets, net	20,912	22,548
Other noncurrent assets	286	67
Total assets	$98,242	$98,243

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$—	$3,200
Current portion of notes payable	1,453	6,940
Accounts payable	2,185	3,222
Accrued expenses	2,362	2,069
Notes payable and advance due to related parties	—	9
Income tax payable	700	—
Total current liabilities	6,700	15,440

Notes payable, net of current portion	22,715	18,874
Notes payable due to related parties, net of current portion	1,131	1,065
Deferred income taxes	8,147	7,105
Derivatives	365	69
Asset retirement obligation	166	158
Total liabilities	39,224	42,711

Commitments and contingencies	—	—

Stockholders' equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,748,570and 15,405,570 issued and outstanding, respectively	16	15
Additional paid-in capital	89,452	87,926
Accumulated deficit	(29,780)	(32,393)
Accumulated other comprehensive loss	(670)	(16)
Total stockholders’ equity	59,018	55,532
Total liabilities and stockholders' equity	$98,242	$98,243

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)
(in thousands, except shares)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other	Total
	Number		Paid-In	(Accumulated	Comprehensive	Stockholders’	Comprehensive
	of Shares	Amount	Capital	Deficit)	Loss	Equity	Income (Loss)
Balance at December 31, 2008	13,719,035	$14	$87,348	$1,229	$(281)	$88,310
Exercise of warrants	5,500	—	27	—	—	27	$—
Exercise of warrants - cashless	1,614,788	1	(1)	—	—	—	—
Common stock repurchased	(32,903)	—	(263)	—	—	(263)	—
Common stock awarded and issued for Acquisition-related services	75,000	—	225	—	—	225	—
Common stock issued to extinguish notes payable	17,150	—	82	—	—	82	—
Share-based compensation expense – no shares issued	—	—	500	—	—	500	—
Share-based compensation expense – common stock issued to non-employee consultant	7,000	—	25	—	—	25	—
Stock registration costs	—	—	(17)	—	—	(17)	—
Foreign currency translation adjustments	—	—	—	—	206	206	206
Unrealized gain on cash flow hedges, net of taxes of $35	—	—	—	—	59	59	59
Net loss	—	—	—	(33,622)	—	(33,622)	(33,622)
Comprehensive loss	—	—	—	—	—	—	$(33,357)
Balance at December 31, 2009	15,405,570	$15	$87,926	$(32,393)	$(16)	$55,532
Share-based compensation expense	298,000	—	1,181	—	—	1,181	$—
Common stock issued to pay accounts payable	45,000	1	145	—	—	146	—
Warrants issued in conjunction with convertible debt	—	—	200	—	—	200	—
Foreign currency translation adjustments	—	—	—	—	(486)	(486)	(486)
Unrealized loss on cash flow hedges, net of taxes of $100	—	—	—	—	(168)	(168)	(168)
Net income	—	—	—	2,613	—	2,613	2,613
Comprehensive income	—	—	—	—	—	—	$1,959
Balance at December 31, 2010	15,748,570	$16	$89,452	$(29,780)	$(670)	$59,018

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,613	$(33,622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment loss	—	12,456
Other intangible asset impairment losses	—	25,624
Depreciation of property, plant and equipment	833	645
Amortization	2,142	4,503
Provision for deferred income taxes	948	(7,211)
Stock-based compensation expense	1,181	525
Provision for inventory obsolescence	106	473
Other non-cash expenses	315	246
Changes in operating assets and liabilities:
Accounts receivable	1,295	178
Inventories	(846)	961
Prepaid expenses and other current assets	2	(130)
Accounts payable and accrued liabilities	(561)	(588)
Income taxes payable, net	976	401
Net cash provided by operating activities	9,004	4,461

Cash flows from investing activities:
Proceeds from disposal of long-lived assets	207	—
Purchases of long-lived assets	(1,626)	(958)
Purchase of CTI common stock	—	(43)
Net cash used in investing activities	(1,419)	(1,001)

Cash flows from financing activities:
Net repayment of line of credit	(3,200)	(300)
Proceeds from long-term notes payable and warrants	7,942	—
Principal payments on long-term notes payable	(9,890)	(3,621)
Payments to reacquire and retire common stock	—	(1,386)
Net payments of debt issue costs	(271)	(140)
Stock registration costs	—	(17)
Proceeds from exercises of warrants	—	27
Net cash used in financing activities	(5,419)	(5,437)

Effect of exchange rate changes on cash	(83)	28
Net increase (decrease) in cash	2,083	(1,949)
Cash, beginning of period	2,003	3,952
Cash, end of period	$4,086	$2,003

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Notes to Consolidated Financial Statements

1.	BACKGROUND AND DESCRIPTION OF BUSINESS

These consolidated financial statements and footnotes include the financial position and operations of Cyalume Technologies Holdings, Inc. (“Cyalume”), a holding company that owns 100% of the stock of Cyalume Technologies, Inc. (“CTI”). CTI is the sole shareholder of Cyalume Technologies, SAS or “CTSAS”.

CTI and CTSAS manufacture and sell chemiluminescent products and reflective and photoluminescent materials to military, ammunition, commercial and public safety markets. CTSAS is geographically located in France and represents us in certain international markets, primarily Europe and the Middle East. CTI sells to customers in all other geographic markets.

The accompanying consolidated financial statements include the accounts of Cyalume, CTI and CTSAS and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2010 presentation.

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

As of December 31, 2010 and 2009, the only assets and liabilities required to be measured at fair value on a recurring basis were the interest rate swaps and currency forward contracts described in Note 14,both of which are measured at fair value using level 2 inputs.

We have other financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, whose carrying amounts approximate fair value.

Accounts Receivable

Accounts receivable are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The allowance is based on historical bad debt experience and the specific identification of accounts deemed uncollectible. We determine an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. We control credit risk through initial credit evaluations and approvals, credit limits, and monitoring procedures. We perform ongoing credit evaluations of customers, but do not require collateral to secure accounts receivable.

Inventories

Inventories are stated at the lower of cost (on a first-in first-out (“FIFO”) method) or net realizable value. We periodically review the realizability of inventory. Provisions are recorded and reserves are established for potential obsolescence. Determining adequate reserves for inventory obsolescence requires management’s judgment. Conditions impacting the realizability of inventory could cause actual write-offs to be materially different than reported inventory reserve balances.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed under the straight-line method over the estimated useful lives of four to eight years for equipment and 30 years for buildings and improvements.

Goodwill

Goodwill is deemed to have an indefinite life and accordingly, is not subject to annual amortization. Goodwill is subject to annual impairment reviews, and, if conditions warrant, interim reviews based upon its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined. In 2010, we changed our annual impairment review date from December 31 to August 31. See Note 6 for a description of our goodwill impairment analysis.

Intangible Assets

Intangible assets are amortized over their estimated useful lives.  Costs associated with renewing or extending the terms associated with the intangible assets are expensed as incurred.  Costs to third parties that are related to internally developing or successfully defending an intangible asset are capitalized as part of the intangible asset developed or defended and amortized over that asset’s useful life. Such costs to third parties that are related to patent applications that are ultimately rejected by the relevant government authority are expensed upon rejection. The useful lives used for amortization of intangible assets are as follows:

Useful life (in years)
Patents and developed technologies	See (1)
Purchased customer relationships	13
Trademarks and trade names	Indefinite life (2)
Non-compete agreements	2

(1)
Each patent has its own legal expiration date and therefore its own useful life. Generally, our patents’ legal lives begin when the related patent application is filed with the relevant government authority and ends 20 years thereafter. We begin amortizing patent costs incurred when the relevant government authority approves the related patent. Patents recorded as of December 31, 2010 will expire in years 2012 through 2027.

(2)
Trademarks and trade names, like goodwill, are deemed to have an indefinite life and accordingly, are not subject to annual amortization. Trademarks and trade names are subject to annual impairment reviews, and, if conditions warrant, interim reviews based upon their estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined. In 2010, we changed our annual impairment review date from December 31 to August 31. Our annual impairment review as of August 31, 2010 indicated that no impairment of trademarks or trade nameshad occurred. As of December 31, 2009, we recorded an impairment loss of $5.9 million based on our impairment review as of that date.

Long-Lived Assets

Long-lived assets, such as intangible assets (except for trademarks and trade names) and property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such reviews are based on a comparison of the asset’s undiscounted cash flows to the recorded carrying value for the asset. If the asset’s recorded carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, the asset is written-down to its estimated fair value. To estimate that fair value, we will use the most appropriate valuation technique for the circumstances and for which sufficient data is available.

Impairment charges, if any, are recorded in the period in which the impairment is determined. In the event of an impairment charge, the identifiable assets’ post-impairment carrying value will continue to be amortized or depreciated over their useful lives and be reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. As of December 31, 2009, we recorded an impairment loss of $19.7 million based on our impairment review of purchased customer relationships as of that date.

Debt Issuance Costs

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

Common Stock Purchase Warrants

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity as increases to additional paid-in capital. These warrants are reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contract limits the number of shares to be delivered in a net-share settlement and (iii) we have sufficient unissued common shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to merit classification as equity.

Revenue Recognition

Revenue from the sale of products is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer. Depending on the terms of the individual sales arrangement with our customer, sales are recognized at either the shipping point or upon receipt by the customer. Costs and related expenses to manufacture the products are recorded as costs of goods sold when the related revenue is recognized.

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

Taxes Collected from Customers

Sales taxes collected from customers are not considered revenue and are included in accounts payable and accrued expenses until remitted to the taxing authorities.

Shipping and Handling Costs

Outbound shipping and handling costs are included in sales and marketing expenses in the accompanying consolidated statements of operations. These costs were $411,000 and $361,000 for the years ended December 31, 2010 and 2009, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketingexpenses in the accompanying consolidated statements of operations. Advertising expense was $81,000 and $37,000 for the years ended December 31, 2010 and 2009, respectively.

Stock-Based Compensation

We incur stock-based compensation related to awards of common stock, restricted common stock and options to employees and non-employees. Those awards are measured at their fair value on the date the award is granted and are recognized in our consolidated financial statements over the period the grantee is required to provide services in exchange for the award. When recognized as an expense, the fair value of the award, less estimated forfeitures, is recognized on a straight-line basis over the award service period; if there is no such service period, then the entire fair value of the award is recognized as expense on the grant date. See Note 17for further information regarding stock-based compensation awards and related valuation assumptions and expenses.

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

Our 2007 through 2010 tax years remain subject to examination by federal, Massachusetts and New Jersey tax authorities. CTI’s tax years 2007 through 2010 remain subject to examination by federal and various state tax jurisdictions. CTSAS’ tax years 2006 through 2010 remain subject to examination as the French tax authorities have completed audits of CTSAS’ 2004 and 2005 tax years.

We classify interest on tax deficiencies as interest expense and income tax penalties as other miscellaneous expenses.  For the years ended December 31, 2010 and 2009, interest expense and penalties relating to tax deficiencies were not significant.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of (i) shares issuable upon the exercise of warrants and options (using the “treasury stock” method), (ii) unvested restricted stock awards (using the “treasury stock” method) and (iii) shares issuable upon conversion of convertible notes (see Note 11’s “Subordinated Debt” section) using the “if-converted” method.

	Year Ended December 31,
	2010		2009
Basic:
Net income (loss) (in thousands)	$2,613		$(33,622)
Weighted average shares	15,483,243		15,241,416
Basic income (loss) per common share	$.17		$(2.21)
Diluted:
Net income (loss) (in thousands)	$2,613		$(33,622)
Adjustments to net income (loss) assuming convertible notes payable are converted to common stock:
Reversal of interest expense on convertible notes payable (in thousands)	406		—
Write off of unamortized costs of issuing convertible notes payable (in thousands)	(854)		—
Adjustments’ estimated effect on provision for income taxes (in thousands)	274	(2)	—
Income (loss) available to common stockholders for diluted net income (loss) per common share (in thousands)	2,439		(33,622)
Weighted average shares	15,483,243		15,241,416
Effect of dilutive securities	1,323,032		— (1)
Weighted average shares, as adjusted	16,806,275		15,241,416
Diluted income (loss) per common share	$.15		$(2.21)

(1)
Since we experienced a loss during this period, common shares issuable upon exercise of convertible securities were excluded from the loss per share calculation because the effect would be antidilutive.

(2)	Assumes an effective tax rate of approximately 39%.

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net income per common share because their effect was antidilutive for each of the periods presented:

	Year Ended December 31,
	2010	2009
Options and warrants	6,420,756	6,190,756

Segments

We operate in a single segment as defined under U.S. GAAP.

Recent Accounting Pronouncements

The following are recent accounting pronouncements that have affected our consolidated financial statements or may affect them in the future.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, to amend existing guidance in FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, to expand and clarify existing disclosures regarding recurring and nonrecurring fair value measurements. The amendments in ASU 2010-06 were effective on January 1, 2010. The adoption of this ASU did not have an impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010. ASU 2010-28 is not expected to materially impact our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that when a public company completes a business combination, the company should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in ASU 2010-29 are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We will apply the provisions of ASU 2010-29 on a prospective basis.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition (Topic 605): Milestone Method.  ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Although we are still evaluating the impact of this standard, we do not expect its adoption to have a material impact on our financial position or the results of our operations.

3.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	2010	2009
Raw materials	$5,539	$4,887
Work-in-process	3,356	3,439
Finished goods	1,227	1,903
	10,122	10,229
Less: Reserve for obsolescence	(202)	(909)
	$9,920	$9,320

Inventory reserves declined as obsolete inventory was disposed. Provision for potential obsolescence was $106,000 and $473,000 for the years ended December 31, 2010 and 2009, respectively. Such provisions are reported as adjustments to cost of goods sold in the accompanying consolidated statements of operations.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (all amounts in thousands):

	2010	2009
Value added taxes receivable	$37	$44
Prepaid expenses	268	253
Currency forward contracts	—	22
Debt issuance costs, current portion	111	58
Other	13	5
	$429	$382

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (all amounts in thousands):

	2010	2009
Land	$1,279	$1,491
Building and improvements	3,003	2,984
Machinery and equipment	5,710	4,574
	9,992	9,049
Less: accumulated depreciation	(1,483)	(665)
	$8,509	$8,384

6.	GOODWILL

Goodwill represents the excess of the cost of acquiring CTI and CTSAS in 2008 over the net fair value assigned to the assets acquired and liabilities assumed. Changes in the carrying amount of goodwill in 2009 consist of the following (all amounts in thousands):
Balance on December 31, 2008	$60,896
Finalization of the fair value of intangible assets due to the Acquisition	(2,024)
Finalization of the fair value of property, plant & equipment due to the Acquisition	(372)
Additional Acquisition costs recognized	435
Adjustments to deferred taxes associated with tangible and intangible asset valuations	4,677
Impairment loss	(12,353)
Changes due to foreign currency translation adjustments	(15)
Balance on December 31, 2009	51,244
Fiscal year 2010 changes	-
Balance on December 31, 2010	$51,244

Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value to identify potential impairments. We have only one reporting unit: the consolidated company as a whole. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess. We estimated fair value using the average market price of our common stock during the last 20 trading days of 2009. Based upon a comparison of fair value and carrying value, carrying value was higher than fair value and, accordingly, we performed the second and final step of the impairment analysis. The results of that final step indicated that goodwill was impaired by $12.4 million as of December 31, 2009, including the 100% impairment of CTSAS’ goodwill of € 3.8 million. Note that this $12.4 million goodwill impairment loss is less than the $12.5 million goodwill impairment loss per our consolidated statement of operations for the year ended December 31, 2009 due the conversion of CTSAS’ € 3.8 million goodwill impairment loss to U.S. dollars using different exchange rates for balance sheet and for expense account balances in accordance with our policy for translating CTSAS’ accounting records into U.S. Dollars (see Note 2’s “Foreign Operations” section). The goodwill impairment was caused by two main factors: (i) a significant decrease in the market price of our common stock and (ii) a decrease in revenues forecasted as of December 31, 2009 versus revenues forecasted as of the Acquisition date.

Our annual impairment review as of August 31, 2010 indicated that no further impairment of goodwill had occurred.

7.	OTHER INTANGIBLE ASSETS

Intangible assets as of December 31, 2010 consist of the following (all amounts in thousands):

	Cost(1)	Accumulated Amortization	Net Book Value
Developed technologies, including patents	$12,972	$2,497	$10,475
Trademarks and trade names	5,332	—	5,332
Purchased customer relationships	7,753	2,648	5,105
Non-compete agreements	267	267	—
	$26,324	$5,412	$20,912

(1)	Cost is net of impairments of $5.9 million recorded in 2009.

Trademarks and trade names have indefinite lives and therefore, they are not amortized. Trademarks can be renewed without substantial cost. On average, trademarks renew in approximately 4 years. If trademark and trade names are not renewed, then expected future cash flows associated with trademarks and trade names could be adversely affected.

Amortization of intangible assets was $1.8 million and $3.5 million for the years ended December 31, 2010 and 2009, respectively.

During 2010, we capitalized $3,000 and $311,000 of costs paid to third parties to create or defend trademarks and patents, respectively. These costs have not yet begun to be amortized, but we expect the patent-related costs to be amortized over approximately 20 years.

We do not consider any intangible assets to have residual value.

The future amortization expense relating to intangible assets for the next five years and beyond is estimated at December 31, 2010 to be (all amounts in thousands):

Year Ending December 31,
2011	$1,773
2012	1,773
2013	1,774
2014	1,774
2015	1,774
Thereafter	6,712
$15,580

We review events and circumstances for indications of possible impairment of intangible assets annually. In 2009, during the second step of the goodwill impairment analysis discussed in Note 6, the following impairments of intangible assets were noted (all amounts in thousands):

Intangible Asset	Impairment Loss
Trademarks and trade names	$5,885
Purchased customer relationships	19,739
$25,624

Intangible assets that are not amortized, such as trademarks and trade names, are reviewed for impairment by comparing the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We estimated the fair value of trademarks and trade names using the relief from royalty method, a variation of the income approach. The underlying assumption of this method is that in lieu of ownership, an entity would be willing to pay a royalty in order to exploit the related benefits of our trademarks and trade names. The present value of this royalty stream provides a useful indication of the fair value of our trademarks and trade names. Intangible assets that are amortized, such as purchased customer relationships, are reviewed for impairment by a two-step process. The first step is to determine if the intangible asset’s carrying amount is not recoverable. The carrying amount is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset. If the carrying amount is not considered to be recoverable, then the carrying value is compared to the intangible asset’s fair value. If the carrying value exceeds the fair value, then an impairment loss is recognized in an amount equal to that excess. We estimated the fair value of purchased customer relationships using an income approach utilizing a discounted cash flow methodology, specifically the multi-period excess earnings method (also known as the residual cash flow method). Since the cash flows attributable to our purchased customer relationship asset stem from sales to a customer base that existed at the acquisition date, a forecast of cash flows consisting of only those customers was utilized.

These impairments were primarily caused by a decrease in revenues forecasted as of December 31, 2009 versus revenues forecasted as of the acquisition date.

Our annual impairment review as of August 31, 2010 indicated that no further impairment of other intangible assets had occurred.

8.	OTHER NONCURRENT ASSETS

Other noncurrent assets primarily consist of unamortized costs paid to third parties to obtain senior debt,a line of creditand convertible notes (“capitalized debt issuance costs”) that will be amortized to interest expense using the effective interest method during 2011 through 2014. Such costs were $272,000 and $65,000 as of December 31, 2010 and 2009, respectively.

Amortization of capitalized debt issuance costs was $75,000 and $53,000 for the years ended December 31, 2010 and 2009, respectively.

The future amortization expense for each of the five succeeding years and beyond relating to noncurrent capitalized debt issuance costs is (all amounts in thousands):

Year Ending December 31,
2011 (1)	$—
2012	118
2013	126
2014	28
2015	—
$272

(1)	See Note 4 for the current portion of capitalized debt issuance costs of $111,000 to be amortized in 2011.

9.	ACCRUED EXPENSES

Accrued expenses consist of the following (all amounts in thousands):

	2010	2009
Payroll	$1,600	$1,199
Interest	166	277
Professional fees	148	218
Other	448	375
	$2,362	$2,069

10.	LINES OF CREDIT

We have a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”). The amount we may borrow from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined, at our discretion, based on (i) the Prime Rate, plus a margin percentage that is based on financial performance (not to be less than 6% in total) or (ii) an adjusted LIBOR rate (subject to a 2% interest rate floor), plus a margin percentage that is based on financial performance. The line of credit’s interest rate at December 31, 2010 was 6.25%. The line of credit expires on December 19, 2012. This line of credit is subject to (i) the same restrictive covenants and (ii) the same collateral and guarantees as the senior debt Term Loan and the senior debt Real Estate Loan described in Note 11. At December 31, 2010 and 2009, there were $0 and $3.2 million, respectively, in outstanding borrowings on this line of credit.

CTSAS has lines of credit with a combined maximum borrowing capacity of €1.1 million ($1.5 million as of December 31, 2010), under which there were no outstanding borrowings at December 31, 2010 and 2009. The lines’ interest rates are variable, based on the Euro Overnight Index Average and the 3-month Euro Interbank Offered Rate. The lines are collateralized by substantially all business assets of CTSAS. The lines have indefinite termination dates, but can be renegotiated periodically.

11.	NOTES PAYABLE

Outstanding notes payable consist of (all amounts in thousands):

	2010	2009
Senior Debt Term Loan	$12,435	$21,992
Senior Debt Real Estate Loan	2,054	2,386
Subordinated Term Loan	8,500	-
Note payable Rodman & Renshaw	2,135	1,972
Total notes payable	25,124	26,350
Less: Unamortized debt issuance costs	(956)	(536)
Less: Current portion of notes payable, including current portion of unamortized debt issuance costs	(1,453)	(6,940)
Notes payable, net of current portion	$22,715	$18,874

Debt issuance costs will be amortized to interest expense using the effective interest method over the life of the loan.

Senior Debt

CTI has two loans payable to TD Bank, NA (“TD Bank”); a Term Loan and a Real Estate Loan, that were originally entered into on December 19, 2008, and which were amended and restated as of July 29, 2010.

The Term Loan was originally payable in monthly principal installments ranging from $319,000 to $468,000, plus monthly interest payments as described below, that commenced on February 1, 2009, plus a one-time principal payment of $3.0 million due on or before April 30, 2010. On July 29, 2010, in conjunction with the issuance of the Subordinated Term Loan (see discussion below) and the use of $7.2 million of the Subordinated Term Loan’s proceeds to reduce principal outstanding on the Term Loan, TD Bank modified the monthly principal installments to $148,000, beginning in February 2011, plus a one-time principal payment of $7.3 million due at maturity in December 2013.

Interest payments on 60% of the Term Loan’s principal balance are hedged using a pay-fixed, receive-variable interest rate swap to reduce exposure to changes in cash payments caused by changes in interest rates on the Term Loan. See Note 14for details on the interest rate swap. Interest on the 60% interest rate-swapped portion of the Term Loan is payable monthly and determined based on 1-month LIBOR, plus a margin percentage that is based on financial performance. The total interest rate on the swapped portion of the Term Loan was 6.53% at December 31, 2010. Interest on the remaining 40% of the Term Loan is also payable monthly and is determined based on 1-month LIBOR (subject to a 2% interest rate floor) plus a margin percentage that is based on financial performance. At December 31, 2010, the total interest rate on the portion of the Term Loan that was not subject to an interest rate hedging relationship was 6.0%. The Term Loan is collateralized by all of the assets of CTI (except CTI’s equity interests in CTSAS, of which only 65% is collateral of the Term Loan) and is guaranteed by Cyalume. The Term Loan requires various restrictive financial and nonfinancial covenants, such as maximum leverage ratios and limitations on capital expenditures and dividends, which we are in compliance with as of December 31, 2010.

Simultaneous with the $7.2 million repayment of a portion of the Term Loan, our interest rate swaps (see Note 14) were modified to incorporate this repayment since it was not anticipated in the original swap agreement. This allows us to continue to assume that these hedges meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to still be 100% effective.

The Real Estate Loan was originally payable in monthly principal installments of $10,000, plus monthly interest payments as described below, that commenced on February 1, 2009, plus a one-time principal payment of $1.9 million at maturity (December 19, 2013). In July 2010, we made an unscheduled $207,000 principal payment, which reduced our one-time principal payment due at maturity in December 2013 to $1.7 million.

Interest payments on the Real Estate Loan principal balance are hedged using a pay-fixed, receive-variable interest rate swap to reduce exposure to changes in cash payments caused by changes in interest rates on the Real Estate Loan. See Note 14for details on the interest rate swap. Interest is payable monthly and is determined based on 1-month LIBOR plus a margin percentage that is based on financial performance. The Real Estate Loan’s total interest rate at December 31, 2010 was 6.42%. The Real Estate Loan is secured by a mortgage of the real property (land and building) located in West Springfield, MA, and is guaranteed by Cyalume. The Real Estate Loan requires various restrictive financial and nonfinancial covenants, such as maximum leverage ratios and limitations on capital expenditures and dividends, which we are in compliance with as of December 31, 2010.

The TD Bank line of credit described in Note 10, the Term Loan and the Real Estate Loan are senior in payment priority to all other notes payable and lines of credit.

Subordinated Term Loan

On July 29, 2010 we issued a Subordinated Term Loan of $8.5 million to Granite Creek Partners Agent, LLC (Granite Creek) that matures March 19, 2014. Interest is payable monthly beginning September 1, 2010 at a rate of 11% per annum. No principal payments are required until maturity. We have the right to prepay the loan in whole or in part at any time without penalty. The Subordinated Term Loan ranks junior to all debt held by TD Bank, N.A. but senior to all other remaining long-term debt including existing and future subordinated debt. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. Our common stock’s closing market price on December 31, 2010 was $4.05 per share; therefore the loan’s if-converted value of $10.8 million exceeds their unpaid principal balance by $2.3 million as of December 31, 2010. We determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP.

The Subordinated Term Loan principal of $8.5 million was used in the following manner (all amounts in thousands):

Principal amount of convertible notes	$8,500
Less: Debt issuance costs	(558)
Proceeds from convertible notes payable	7,942
Less amounts paid from proceeds from convertible notes:
Principal payment on Term Loan	(7,200)
Principal payment on line of credit	(500)
Debt issuance costs	(50)
Cash retained for operations	$192

Simultaneous with the issuance of the Subordinated Term Loan, we issued warrants to repay certain costs of obtaining the convertible notes. The warrants have a five-year term and allow the holder to purchase 160,000 shares of common stock at $2 per share through July 29, 2015. In accordance with U.S. GAAP, we allocated a portion of the $8.5 million gross proceeds from the issuance of the loan to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants ($200,000) was recorded as a debt discount and an increase to additional paid-in capital on our consolidated balance sheet. The $200,000 debt discount will be amortized to interest expense using the effective interest method over the life of the convertible notes.

As of December 31, 2010, the carrying value of the Subordinated Term Loan was $7.6 million, computed as follows (all amounts in thousands):

Principal amount of loan	$8,500
Less: unamortized debt issuance costs	(858)
$7,642

The amount of interest cost recognized during 2010 was $390,000 for the contractual interest coupon rate and $81,000 for the amortization of related debt issuance costs. The effective interest rate for the period was 14.2%.

Simultaneous with the issuance of the convertible notes, we amended our management agreement with Selway Capital, LLC (see Note 16).

Other Subordinated Third-Party Debt

We have a note payable that was entered into in December 2008 with Rodman & Renshaw, LLC related to underwriting services performed by them in 2007 and 2008. The note bears an interest rate of 8%, which is paid-in-kind (added to the unpaid principal balance of the note) quarterly. The note is unsecured and all principal and accrued interest is payable at maturity (June 30, 2014).

Future Minimum Payments

As of December 31, 2010, future minimum payments due for notes payable for each of the five succeeding years and beyond are as follows (all amounts in thousands):

Year Ending December 31,
2011	$1,753
2012	1,901
2013	10,835
2014	10,635
2015	—
Thereafter	—
25,124

Amortization of the debt discount was $273,000 and $230,000 for the years ended December 31, 2010 and 2009, respectively.

12.	NOTES PAYABLE TO RELATED PARTIES

We have unsecured notes payable to three stockholders (Messrs. Winston Churchill, Thomas Rebar and Wayne Weisman, partners of SCP Private Equity Management Company, LLC (“SCP”)). SCP also owns stock in Cyalume and three Directors are members of SCP. These notes payable are in principal amounts of $800,000, $100,000 and $100,000, respectively. Each note bears interest at 6%, which is calculated quarterly and paid in-kind (added to the unpaid principal balance). These notes are payable in one combined installment of $1.0 million, plus all paid-in-kind interest, on June 19, 2014.

During 2009, we repaid three notes payable to two stockholders (Messrs. Isaac Applbaum and Marc Abramowitz), along with all accrued interest, totaling $82,000, via the issuance of 17,150 common shares. Each note bore interest at 4% that was calculated on an annual basis.

13.	INCOME TAXES

Income taxes consisted of the following (all amounts in thousands):

	Year Ended December 31,
	2010	2009
Current:
Federal	$—	$—
State	—	—
Foreign	717	331
Deferred:
Federal	648	(5,772)
State	384	(1,369)
Foreign	(84)	(70)
Provision for (benefit from) income taxes	$1,665	$(6,880)

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

Deferred income tax assets and liabilities consist of the following (all amounts in thousands):

	December 31, 2010		December 31, 2009
	Current	Non-current	Current	Non-current
Deferred tax assets:
Federal	$1,575	$5,259	$2,274	$7,596
State	495	346	284	855
Foreign	—	—	—	—
Less: valuation allowance	—	(4,062)	—	(6,039)
	2,070	1,543	2,558	2,412
Deferred tax liabilities:
Federal	(887)	(7,196)	(1,494)	(7,083)
State	(235)	(1,841)	(349)	(1,658)
Foreign	(17)	(653)	(33)	(776)
	(1,139)	(9,690)	(1,876)	(9,517)
Deferred tax assets (liabilities)	$931	$(8,147)	$682	$(7,105)

Principal components of our net liability representing deferred income tax balances are as follows (all amounts in thousands):

	Year Ended December 31,
	2010	2009
Intangible assets	$(7,852)	$(8,620)
Property, plant and equipment	(621)	(546)
U.S. loss carryforwards and tax credits, net (1)	2,024	3,779
Subsidiary income	(2,044)	(2,265)
Provisions for expenses	1,151	1,041
Suspended capital loss on sale of subsidiary	—	162
Interest rate swaps	126	26
	$(7,216)	$(6,423)

(1)	U.S. net operating loss carryforwards expire in 2025 through 2029. The realization of these assets is based on estimates of future taxable income.

Income taxes computed using the federal statutory income tax rate differ from our effective tax rate primarily due to the following (all amounts in thousands):

	Year Ended December 31,
	2010	2009
Provision for federal income taxes expected at 34% statutory rate	$1,455	$(13,771)
Increase (reduction) resulting from:
Tax on global activities	143	—
State income taxes, less federal income tax benefit	390	(903)
Change in valuation account (2)	(1,977)	4,572
Goodwill impairment loss	—	4,235
Change in prior year undistributed earnings of CTSAS (2)	1,399	-
Prior year true up	185	(980)
Other	70	(33)
Provision for (benefit from) income taxes	$1,665	$(6,880)

(2)	Included in the change in the valuation account is an amount associated with the change in prior year undistributed earnings of CTSAS of $1,901

Deferred income taxes on the undistributed earnings of CTSAS have been recognized as of December 31, 2009.  This change in method was the result of the analysis of ongoing cash needs and the change in the treaty between the U.S. and France which eliminated the 5% tax withholdings on dividends paid.  In conjunction with recording the deferred tax liability on the undistributed earnings, a deferred tax asset was recorded for the potential foreign tax credits such repatriated earnings would generate.  Due to the near-term uncertainty of the usage of the foreign tax credits, we also recorded a full valuation allowance for the deferred tax assets related to foreign tax credits.

14.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives held by us as of December 31, 2010 consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contracts	Derivatives (noncurrent liabilities)	$(28)
Interest rate swaps	Derivatives (noncurrent liabilities)	(337)

Derivatives held by us as of December 31, 2009 consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contracts	Prepaid expenses and other current assets	$22
Interest rate swaps	Derivatives (noncurrent liabilities)	(69)

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009, and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S.dollar exchange rate upon payment these inventory purchases. Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other (income) losseson our consolidated statement of operations. The fair value of these contracts is determined by taking the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the present value of estimated cash flows developed using, among other data, expectations of future currency exchange rates over the remaining term of the contract discounted at an estimated risk-free interest rate. We held two such currency forward contracts at both December 31, 2010 and 2009.

Interest Rate Swaps

In December 2008, we entered into two pay-fixed, receive-variable, interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on the Term Loan and the Real Estate Loan. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in comprehensive income (loss). See Note 17for a description of changes in accumulated other comprehensive loss due to derivatives and hedging activities. Such changes were due to unrealized gains and losses on the interest rate swaps. These unrealized gains and losses must be reclassified in whole or in part into earnings if, and when, a comparison of the swap(s) and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. We expect these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship, which ends upon maturity of the Term Loan and Real Estate Loan, and therefore we do not expect to reclassify any portion of these unrealized losses from comprehensive income (loss) to earnings in the future. The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date.

Effect of Derivatives on Statement of Operations

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our consolidated statement of operations for year ended December 31, 2010 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCL(1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedges:
Interest rate swaps, net of taxes of $100	$(168)	$—	$—
Derivatives not designated as hedging instruments:
Currency forward contracts	$—	$—	$(50)

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during 2010.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during 2010.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other losses (income) during 2010.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our consolidated statement of operations for year ended December 31, 2009 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCI (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedges:
Interest rate swaps, net of taxes of $35	$59	$—	$—
Derivatives not designated as hedging instruments:
Currency forward contracts	$—	$—	$22

(1)	Amount recognized in accumulated other comprehensive income (loss) (AOCI) (effective portion and net of taxes) during 2009.
(2)	Amount of gain (loss) originally recorded in AOCI but reclassified from AOCI into earnings during 2009.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other losses (income) during 2009.

15.	ASSET RETIREMENT OBLIGATION

We have an obligation to remediate certain known occurrences of asbestos at our manufacturing facility in West Springfield, Massachusetts.The significant assumptions used to estimate the obligation are:

Annual inflation rate	5.54%
Credit-adjusted risk-free rate	5.37%
Initial estimated remediation costs (undiscounted and not adjusted for inflation)	$200,000 ($41,000 paid in 2007)
Estimated remediation completion date	December 19, 2038
Estimated remediation cost on December 19, 2038	$613,000

The following is a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation for the years ended December 31, 2010 and 2009 (all amounts in thousands):

	Year Ended December 31,
	2010		2009
Balance, beginning	$158		$176
Additional liabilities incurred	—		—
Liabilities settled	—		—
Accretion expense	8		8
Revisions in estimated cash flows	—		(26	)(1)
Balance, ending	$166	(2)	$158

(1)	Before December 31, 2009, we estimated that completion dates were to range from September 30, 2007 to September 30, 2015. During 2009, we estimated new completion dates.

(2)	The difference between the $166,000 liability as of December 31, 2010 and the estimated undiscounted future payments of $613,000 is estimated inflation between December 31, 2010 and December 19, 2038.

Accretion expense on the asset retirement obligation is included in general and administrative expenses in the accompanying consolidated statements of operations.

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases with Third Parties

We lease certain equipment, automobiles and other assets under cancelable and non-cancelable operating leases. Expenses associated with these leases totaled $37,000 and $47,000 in 2010 and 2009, respectively. Future minimum lease payments under non-cancelable lease obligations at December 31, 2010 are as follows (all amounts in thousands):

Year Ending December 31,
2011	$24
2012	22
2013	10
2014	—
2015	—
Thereafter	—
$56

Legal

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

On December 19, 2008, while Civil Action 06-706 was still unresolved, we acquired CTI (the “Acquisition”). According to the Acquisition’s Stock Purchase Agreement between the Former Owners and us, the Former Owners retained the responsibility for paying for all costs and liabilities associated with Civil Action No. 06-706.

On June 11, 2010, CTI received preliminary Findings of Fact, Rulings of Law and Order for Judgment (the “Findings”) regarding Civil Action No. 06-706.  Pursuant to the Findings, the court found in favor of the Omniglow Buyers and ruled that the Omniglow Buyers were entitled to calculable damages of approximately $828,000 from CTI, in addition to damages for certain lost profits that have not been calculated, costs and attorney’s fees. These additional damages, costs and fees have not yet been calculated or determined by the court. On August 17, 2010, the court entered an amended order vacating the June 11 judgment, but reentered judgement in the amount of approximately $828,000, on which prejudgment interest shall accrue only on approximately $104,000 of that amount. The court will enter a final judgment once the court issues an order on these additional damages, costs and fees.

CTI is considering its alternatives relating to the suit in light of the Findings. No liability has been reported in these consolidated financial statements since payment of damages or loss is not yet deemed to be probable since all legal remedies have not been exhausted.

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

•	Advise and support us investor relations strategy;
•	Advise and support future fund raising, including identifying sources of capital in the United States; and
•	Support our mergers and acquisitions strategy and play an active role in due diligence and analysis.

The management agreement stipulated that these services would be performed by Yaron Eitan, an employee of Selway and a member of our Board of Directors, with assistance, as needed, from other employees of Selway. The management agreement was retroactive to August 1, 2009, expires on October 1, 2012 and could be terminated by either us or Selway upon 30-days written notice or upon our default in payment or Selway’s failure to perform services under the management agreement. Under the management agreement, we indemnified Selway and Selway indemnified us against certain losses that could have been incurred while carrying out its obligations under the management agreement. Through July 2010, Selway’s compensation for these services was $41,667 per month. However, we were only required to pay $16,000 per month, with the balance of $25,667 per month remaining unpaid until our senior lender consented to such payment. We also reimbursed Selway for costs incurred specifically on our behalf for these services.

Additionally, Selway was able to earn a $210,000 bonus, payable in cash or common stock at the discretion of our Board of Directors. That bonus for the year ended December 31, 2009 was approved by our Board of Directors on March 17, 2010 and is reflected in the 2009 consolidated financial statements. Accordingly, 60,000 shares of common stock, valued at $210,000, were issued to Selway in 2010 for this bonus.

On July 29, 2010 we amended our management agreement (the “Amended Management Agreement”) with Selway. Pursuant to the Amended Management Agreement, (i) the compensation payable to Selway was reduced to $11,667 and (ii) we issued to Selway 45,000 shares of common stock in full satisfaction of all accrued and unpaid liabilities (including all management fees) owed to Selway pursuant to the management agreement through July 2010. Those 45,000 shares were issued in July 2010.There is no provision for an additional bonus in the Amended Management Agreement. Other terms and conditions of the management agreement remained unchanged.

17.	STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors. No preferred stock was issued or outstanding as of December 31, 2010 or 2009.

Common Stock

We are authorized to issue 50,000,000 shares of common stock. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Holders of common stock that voted against our acquisition of CTI in 2008 had the right to demand redemption of their common stock for a pro rata portion of the cash and cash equivalents held in trust. The final $1.1 million redemptions were paid in 2009.

Other Equity Instruments

As of December 31, 2010, we had 4,310,756 common stock purchase warrants (“warrants”) outstanding that were not related to stock-based compensation, of which 4,032,006 were sold in a public offering, 160,000 were issued in 2010 in conjunction with the Subordinated Term Loan (see Note 10) and 118,750 were sold to a third party. Previously, we had warrants outstanding from a private placement that were exercised during 2009. Also outstanding at December 31, 2010 wasan option to purchase up to a total of 731,250 units. Each unit consisted of one share of common stock and one common stock purchase warrant.

Public Offering Warrants

On May 1, 2007 we sold 7,312,500 units in our initial public offering for $58.5 million, or $8.00 per unit. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share. These warrants expire April 25, 2012. These warrants are redeemable by us at a price of $0.01 per warrant upon a 30-day notice, only in the event that the last sales price of the common stock is at least $11.50 per share for any 20 trading days within a 30-trading-day period ending on the third business day prior to the date on which notice of redemption is given.

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

In 2009, 3,049,994 of these warrants were exercised on a cashless basisin exchange for 1,520,396 common shares and 5,500 were exercised on a cash basis. There were no warrants exercised in 2010.

Private Placement Warrants

On April 25, 2007 we sold 187,500 units in a private placement to two current Directors, Yaron Eitan, Chief Executive Officer at that time, and Winston Churchill, Chairman of the Board of Directors at that time, for $1.5 million. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00 per share. All 187,500 warrants associated with these units were exercised on a cashless basis in February 2009 in exchange for 94,392 common shares.

Warrants Sold to a Third Party

On October 15, 2008, we sold 118,750 common stock purchase warrants and 593,750 shares of common stock for a combined price of $4.8 million. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $8.00 per share. These warrants expire on December 19, 2011 unless redeemed earlier.

Options to Purchase Units

In connection with our initial public offering on April 25, 2007, we sold to the representative of the underwriter an option to purchase up to a total of 731,250 units for $100. Each unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.50 per share, which may be exercised on a cashless basis. This option is exercisable at $8.80 per unit upon the completion of an acquisition of a business (which occurred on December 19, 2008). This option expires five years from the date of our initial public offering (April 25, 2012). We accounted for this option as a cost of raising capital and have included the instrument as equity in the financial statements. Accordingly, there was no net impact on financial position or results of operations, except for the recording of the proceeds from the sale. We estimated, based upon a Black-Scholes model, that the fair value of the purchase option on the date of sale was $3.40 per unit (or $2.5 million in the aggregate), using an expected term of 5 years, volatility of 44%, and a risk-free rate of 5%.

Share-Based Compensation

On March 3, 2009, our Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “Plan”). The Plan was approved during our Annual Meeting of Stockholders on June 18, 2009. The purpose of the Plan is to benefit stockholders by assisting us to attract, retain and provide incentives to key management employees and non-employee directors of, and non-employee consultants to, Cyalume Technologies Holdings, Inc. and its subsidiaries, and to align the interests of such employees, non-employee directors and non-employee consultants with those of stockholders. Accordingly, the Plan provides for the granting of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided herein. Under the Plan, we are authorized to issue up to two million shares of common stock, of which 607,750 shares are available for future awards as of December 31, 2010. Awards under the Plan can impose various service periods and other terms upon the awardee, however the maximum term of options or similar instruments granted under the Plan is ten years.

During the years ended December 31, 2010 and 2009, total expense recorded for share-based compensation was $1.2 million and $525,000, respectively. Additionally, in 2009 we capitalized common stock awards valued at $225,000 that were awarded as payment for services rendered in conjunction with the business combination that occurred in December 2008. The following presents how share-based expenses are included in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2010 (in thousands)		2009 (in thousands)
Cost of goods sold	$37		$2
Sales and marketing	88		2
General and administrative	857		502
Research and development	199		19
	$1,181	(1)	$525	(2)

(1)	The related recognized tax benefit in our consolidated statement of operations is $341,000.
(2)	The related recognized tax benefit in our consolidated statement of operations is $200,000.

We do not currently possess any treasury shares, therefore any issuance of stock for any stock-based compensation award is expected to be from new shares.

Stock Option and Warrant Awards

We use a Black-Scholes pricing model to value all stock options and warrants awarded as stock-based compensation. We estimated the expected term of the options and warrants awarded under stock-based compensation arrangements individually based on the estimated term of the award, the exercise price of the award, the estimated risk-free interest rate over the award’s estimated term, estimated annual dividend yield and the estimated volatility of our common stock over the award’s estimated term. Since our common stock did not have sufficient trading history that was representative of an operating company as of each award’s grant date, each award’s volatility assumption was derived using historical data of another public company operating in our industry. We believe the volatility estimate calculated from that company is a reasonable benchmark to use in estimating the expected volatility of our common stock; however, that estimated volatility may not necessarily be representative of the volatility of the underlying securities in the future. Our risk-free interest rate assumptions are based on U.S. Treasury securities issued with maturities similar to the expected terms of the awards. The fair value of each award is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for awards to employees and non-employees:

	2010	2009
Estimated term (years)	4.6 - 10	5 – 10
Risk-free interest rate	1.81 – 3.77%	1.87 – 3.67%
Estimated dividend yield	None	None
Volatility	26.94 – 33.56%	25.98% - 34.11%
Discount for post-vesting restrictions	None	None

Stock options and warrants awarded as of December 31, 2010 generally vest from zero to 3 years. Options awarded to executive officers and other management typically are earned based on meeting Board-determined or CEO-determined performance goals unique to each award recipient and require continued employment over the vesting period. Options awarded to members of the Board of Directors typically vest on the grant date. Options and warrants awarded typically expire 10 years after the grant date.

Stock option and warrant activity related to stock-based compensation is summarized as follows:

	Shares (in thousands)		Weighted Average Exercise Price
Outstanding at December 31, 2008	100		$8.00
Granted (1)	478		3.55
Exercised	—		—
Forfeited	—		—
Expired	—		—
Outstanding at December 31, 2009	578		4.32
Granted (2)	615		3.07
Exercised	—		—
Forfeited	(49)		3.65
Expired	—		—
Outstanding at December 31, 2010	1,144		$3.75
Exercisable at December 31, 2010	748	(3)	3.92

(1)	The weighted-average grant-date fair value of awards granted was $1.59.
(2)	The weighted-average grant-date fair value of awards granted was $1.56.
(3)	The aggregate intrinsic value of such awards exercisable at December 31, 2010 is $556,000. The weighted-average remaining contractual term of such awards is 6.69 years.

The following table summarizes information about stock options and warrants related to stock-based compensation that (i) are not subject to performance conditions and (ii) are vested or are expected to vest as of December 31, 2010:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted			Weighted
		Number		Remaining	Average	Number		Average
Range of		Outstanding		Contractual	Exercise	Exercisable		Exercise
Exercise Prices		(in thousands)		Term (Years)	Price	(in thousands)		Price
$0.00	$2.00	160		4.58	$2.00	160		$2.00
2.01	4.00	767		8.73	3.45	395		3.48
4.01	6.00	82		8.18	4.80	82		4.80
6.01	8.00	100		.97	8.00	100		8.00
		1,109	(1)	7.39	$3.75	737	(2)	$3.92

(1)	The aggregate intrinsic value of these stock options and warrants is $790,000 as of December 31, 2010.
(2)
The aggregate intrinsic value of these stock options and warrants is $552,000 as of December 31, 2010. The weighted-average remaining contractual term for these options is 6.67 years as of December 31, 2010.

The following table summarizes information about stock options related to stock-based compensation that (i) are subject to performance conditions and (ii) are vested or are expected to vest as of December 31, 2010:

				Options Outstanding		Options Exercisable
Weighted
				Average	Weighted			Weighted
		Number		Remaining	Average	Number		Average
Range of		Outstanding		Contractual	Exercise	Exercisable		Exercise
Exercise Prices		(in thousands)		Term (Years)	Price	(in thousands)		Price
$2.01	$4.00	35	(1)	8.48	$3.65	10	(2)	$3.65

(1)	The aggregate intrinsic value of these stock options is $14,000 as of December 31, 2010.
(2)	The aggregate intrinsic value of these stock options is $4,000 as of December 31, 2010. The weighted-average remaining contractual term for these options is 8.47 years as of December 31, 2010.

As of December 31, 2010, there was $587,000 of unrecognized compensation cost related to nonvested option awards which is expected to be recognized over a weighted-average period of 1.83 years.

Stock Awards

We value stock awards at the closing market price of the underlying shares on the trading day previous to the grant date, adjusted for expected forfeitures.

Nonvested restricted common stock related to stock-based compensation is summarized as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	—	$—
Granted	246	3.45
Vested	(67)	—
Forfeited	—	—
Outstanding at December 31, 2009	179	3.43
Granted	252	3.59
Vested(1)	(106)	3.43
Forfeited	(1)	3.25
Outstanding at December 31, 2010	324	$3.61

As of December 31, 2010, there are 250,000 stock awards that will vest upon fulfilling service conditions and 74,000 stock awards that will vest upon fulfilling performance conditions and service conditions.

(1)	The total fair value of restricted common stock awards that vested during 2010 was $371,000.

As of December 31, 2010, there was $748,000 of unrecognized compensation cost related to nonvested stock awards which is expected to be recognized over a weighted-average period of 2.05 years.

Accumulated Other Comprehensive Loss

The ending accumulated balances for each item in accumulated other comprehensive loss are as follows (all amounts in thousands):

	Year Ended December 31,
	2010	2009
Foreign currency translation gain (loss)	$(459)	$27
Unrealized loss on cash flow hedges, net of taxes	(211)	(43)
	$(670)	$(16)

Changes in accumulated other comprehensive loss due to derivative instruments and hedging activities are as follows (all amounts in thousands):

Balance, December 31, 2008	$(102)
Unrealized gain on interest rate swaps, net of taxes of $35	59
Unrealized losses (gains) reclassified to current period earnings	—
Balance, December 31, 2009	(43)
Unrealized loss on interest rate swaps, net of taxes of $100	(168)
Unrealized losses (gains) reclassified to current period earnings	—
Balance, December 31, 2010	$(211)

Changes in accumulated other comprehensive loss due to currency translation adjustments (all amounts in thousands):

Balance, December 31, 2008	$(179)
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	206
Reclassifications to current period earnings	—
Balance, December 31, 2009	27
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	(486)
Reclassifications to current period earnings	—
Balance, December 31, 2010	$(459)

18.	EMPLOYEE BENEFIT PLANS

The CTI Employee Savings and Retirement Plan (the “ESRP”), is intended to be qualified under Section 401(k) of the Internal Revenue Code.  Employees of CTI who have reached the age of 18 are eligible for participation on the first entry date after three months of service. Entry dates are the first day of January, April, July and October. Employees may defer receiving compensation up to the maximum amount permitted under the Internal Revenue Code. Matching contributions to the ESRP equal (i) 3% of employee compensation plus (ii) 50% of between 3% and 5% of employee compensation. For the years ended December 31, 2010 and 2009, employer matching contributions were $220,000 and $212,000, respectively.

19.	CONCENTRATIONS

Sales Concentrations

In 2009, 52% of our revenue was received from three customers. In 2010,77% of our revenue was received from a different combination of three customers.

Geographic Concentrations

We sell to customers located in the United States of America and in international markets, including Europe.  Revenues to customers outside the United States represent 33% and 42% of net revenues for the years ended December 31, 2010 and 2009, respectively.

Concentrations of Credit Risk Arising from Financial Instruments

As of December 31, 2010, two customers combined represented 48% of gross accounts receivable and no other customer owed more than 10%. These accounts receivable were collected in full in the first quarter of 2011. As of December 31, 2009, 50% of gross accounts receivable was due from a single customer, and no other customer owed more than 10%. This receivable was collected in the first quarter of 2010.

We maintain cash in several different financial institutions in amounts that typically exceed U.S. federally insured limits and in financial institutions in international jurisdictions where insurance is not provided. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

20.	RESTRUCTURING COSTS

During the period ended December 31, 2008, CTI underwent a corporate restructuring pursuant to which it’s CEO and two Vice-Presidents left CTI, resulting in a restructuring charge of $1.1 million being recorded. $229,000 of this restructuring charge was paid in cash during 2009.

21.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Year Ended December 31,
	2010	2009
Interest	$2,162	$2,012
Income taxes	$195	$619

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Year Ended December 31,
	2010	2009
Increase in goodwill resulting from subsequent recognition of deferred taxes	$—	$4,677
Accrual of costs directly related to the Acquisition (an increase to goodwill)	—	392
Increase in the Acquisition date fair value of property, plant & equipment (a reduction of goodwill)	—	372
Increase in the Acquisition date fair value of intangible assets (a reduction of goodwill)	—	2,024
Remeasurement of asset retirement obligation	—	26
Extinguishment of notes payable due to related parties by issuing common stock	—	82
Payment of accounts payable due to related parties by issuing common stock	146	—
Warrants issued in conjunction with convertible debt	200	—
Debt issuance costs withheld from proceeds of the Subordinated Term Loan	858	—

22.	SUBSEQUENT EVENTS

On March 18, 2011 we sold 871,823 unregistered shares of common stock to institutional investors in a private placement at a price of $4.60 per share. A related registration rights agreement requires us to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) to register the shares for resale within 45 calendar days of the closing date, and to have the registration statement declared effective within 90 calendar days of the closing date of the private placement, or 150 days in the event the Registration Statement is reviewed by the SEC. The consideration paid by the investors consisted of $3.5 million in cash and the cancellation of 1,015,000 public warrants, which were valued at $.50 per warrant. We will use the proceeds for general corporate purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Cyalume Technologies Holdings, Inc.

We have audited the consolidated financial statements of Cyalume Technologies Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2010, and for year then ended, and have issued our report thereon dated March 25, 2011. Such consolidated financial statements and report thereon are included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.  Our audit also included the financial statement schedule for the years ended December 31, 2010 and 2009, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audit.  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as of December 31, 2010 and 2009, and for the years then ended, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CCR LLP

Glastonbury, Connecticut
March 25, 2011

Cyalume Technologies Holdings, Inc.
Consolidated Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts
(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts (Describe)	Deductions (Describe)		Balance at End of Period
Year ended December 31, 2009
Allowance for Doubtful Accounts	$452	$20	$—	$(233	) (1)(2)	$239
Reserve for Slow-Moving and Obsolete Inventory	543	473	—	(107	) (2)(3)	909
Deferred Tax Asset Valuation Allowance	1,068	4,971	—	—		6,039
Year ended December 31, 2010
Allowance for Doubtful Accounts	239	42	—	(219	) (1)(2)	62
Reserve for Slow-Moving and Obsolete Inventory	909	106	—	(813	) (2)(3)	202
Deferred Tax Asset Valuation Allowance	6,039	(1,977)	—	—		4,062

(1)	Write-offs
(2)	Currency translation
(3)	Inventory discarded

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: March 24, 2011	By:	/s/ Derek Dunaway

Derek Dunaway, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

President and Chief Executive Officer
/s/ Derek Dunaway	(Principal Executive Officer)	March 24, 2011
Derek Dunaway

Chief Financial Officer
(Principal Financial Officer and Principal
/s/ Michael Bielonko	Accounting Officer)	March 24, 2011
Michael Bielonko

/s/ Winston Churchill	Director and Chairman	March 24, 2011
Winston Churchill

/s/ Yaron Eitan	Director and Vice Chairman	March 24, 2011
Yaron Eitan

/s/ Archie Clemins	Director	March 25, 2011
Archie Clemins

/s/ Doron Cohen	Director	March 24, 2011
Doron Cohen

Director
Andrew Intrater

/s/ Jason Epstein	Director	March 24, 2011
Jason Epstein

Name	Title	Date

/s/ Joseph T. Gorman	Director	March 24, 2011
Joseph T. Gorman

/s/ Frank Kline	Director	March 24, 2011
Frank Kline

/s/ Thomas G. Rebar	Director	March 24, 2011
Thomas G. Rebar

Director
Yair Shamir