Form 10-Q
period 2011-03-31
Cyalume Technologies Holdings, Inc.
filed 2011-05-09
CIK 1335293

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 6, 2011, there were outstanding 16,743,553 shares of the registrant’s Common Stock, par value $.001 per share.

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

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Income
(in thousands, except shares and per share information)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010
Revenues	$9,074	$8,885
Cost of goods sold	4,555	4,602
Gross profit	4,519	4,283

Other expenses (income):
Sales and marketing	1,062	788
General and administrative	1,434	1,513
Research and development	499	382
Interest expense, net	599	665
Interest expense – related party	17	16
Amortization of intangible assets	402	456
Other expenses (income), net	53	(10)
Total other expenses	4,066	3,810

Income before income taxes	453	473
Provision for income taxes	181	312
Net income	$272	$161

Net income per common share:
Basic	$0.02	$0.01
Diluted	$0.00	$0.01

Weighted average shares used to compute net income per common share:
Basic	15,752,302	15,406,550
Diluted	19,545,963	15,447,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share information)

	March 31,
	2011 (unaudited)	December 31, 2010
Assets
Current assets:
Cash	$7,042	$4,086
Accounts receivable, net of allowance for doubtful accounts of $79 and $62 at March 31, 2011 and December 31, 2010, respectively	3,227	1,925
Inventories, net	10,837	9,920
Deferred income taxes	817	931
Prepaid expenses and other current assets	385	429
Total current assets	22,308	17,291

Property, plant and equipment, net	8,663	8,509
Goodwill	51,244	51,244
Other intangible assets, net	20,636	20,912
Due from related party	2,304	—
Other noncurrent assets	248	286
Total assets	$105,403	$98,242

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,598	$1,453
Accounts payable	2,937	2,185
Accrued expenses and other current liabilities	2,106	2,362
Income tax payable	984	700
Total current liabilities	7,625	6,700

Notes payable, net of current portion	22,345	22,715
Notes payable due to related parties	1,148	1,131
Deferred income taxes	8,013	8,147
Other noncurrent liabilities	2,759	531
Total liabilities	41,890	39,224

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,743,553 and 15,748,570 shares issued and outstanding	17	16
Additional paid-in capital	93,203	89,452
Accumulated deficit	(29,508)	(29,780)
Accumulated other comprehensive loss	(199)	(670)
Total stockholders’ equity	63,513	59,018
Total liabilities and stockholders' equity	$105,403	$98,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity	Comprehensive Income
Balance at December 31, 2010	15,748,570	$16	$89,452	$(29,780)	$(670)	$59,018	$—
Shares issued – private placement	871,823	1	3,377	—	—	3,378	—
Shares issued – cashless option exercise	450	—	—	—	—	—	—
Shares issued – cashless warrant exercise	6,060	—	—	—	—	—	—
Share-based compensation	123,250	—	394	—	—	394	—
Repurchase and retirement of common stock	(6,600)	—	(27)	—	—	(27)	—
Adjustment to the accounting for warrants issued in July 2010 in conjunction with issuance of subordinated term loan	—	—	7	—	—	7	—
Foreign currency translation adjustments	—	—	—	—	437	437	437
Unrealized gain on cash flow hedges, net of taxes of $(19)	—	—	—	—	34	34	34
Net income	—	—	—	272	—	272	272
Comprehensive income	—	—	—	—	—	—	$743
Balance at March 31, 2011	16,743,553	$17	$93,203	$(29,508)	$(199)	$63,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, except shares)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$272	$161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	257	164
Amortization	494	540
Provision for deferred income taxes	(95)	109
Stock-based compensation expense	394	472
Other non-cash expenses	77	57
Changes in operating assets and liabilities:
Accounts receivable	(1,278)	(867)
Inventories	(777)	(314)
Prepaid expenses and other current assets	49	44
Accounts payable and accrued liabilities	439	723
Income taxes payable, net	231	3
Net cash provided by operating activities	63	1,092

Cash flows from investing activities:
Purchases of long-lived assets	(336)	(463)
Net cash used in investing activities	(336)	(463)

Cash flows from financing activities:
Repayment of notes payable	(328)	(1,030)
Payments to reacquire and retire common stock	(27)	—
Proceeds from issuance of common stock	3,378	—
Net cash provided by (used in) financing activities	3,023	(1,030)

Effect of exchange rate changes on cash	206	(42)
Net increase (decrease) in cash	2,956	(443)
Cash, beginning of period	4,086	2,003
Cash, end of period	$7,042	$1,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these interim condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements.

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

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at March 31, 2011, including the estimates inherent in the process of preparing financial statements. Additionally, all significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in prior periods have been reclassified to conform to the 2011 presentation. These reclassifications had no effect on operating results as previously reported.

We believe all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in these interim condensed consolidated financial statements. Operating results for the three-month periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date. We suggest that these unaudited interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010.

2.	BACKGROUND AND DESCRIPTION OF BUSINESS

These condensed consolidated financial statements and footnotes include the financial position and results of operations of Cyalume Technologies Holdings, Inc. (“Cyalume”), a holding company that owns 100% of the stock of Cyalume Technologies, Inc. (“CTI”). CTI is the sole shareholder of Cyalume Technologies, SAS (“CTSAS”).

CTI and CTSAS manufacture and sell chemiluminescent products and reflective and photoluminescent materials to military, ammunition, commercial and public safety markets. CTSAS is located in Aix-en-Provence, France and represents us in certain international markets, primarily Europe and the Middle East. CTI sells to customers in all other geographic markets.

Our headquarters are located in West Springfield, MA. Our products are manufactured at both the West Springfield and Aix-en-Provence locations.

3.	NEW ACCOUNTING PRONOUNCEMENTS

The following are recent accounting pronouncements that have affected our consolidated financial statements or may affect them in the future.

In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010. ASU 2010-28 did not materially impact our interim condensed consolidated financial statements.

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

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):
	March 31, 2011	December 31, 2010
Raw materials	$5,837	$5,539
Work-in-process	3,896	3,356
Finished goods	1,248	1,227
	10,981	10,122
Less: Reserve for obsolescence	(144)	(202)
	$10,837	$9,920

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative liabilities as of March 31, 2011 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Interest rate swaps	Other noncurrent liabilities	$(284)
Currency forward contract	Other noncurrent liabilities	(14)

We have not held any other types of derivative instruments other than the derivatives listed above.

Interest Rate Swaps

In December 2008, we entered into two pay-fixed, receive-variable, interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on our notes payable with TD Bank, N.A. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in comprehensive income. These unrealized gains and losses must be reclassified in whole or in part into earnings if, and when, a comparison of the swap(s) and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. We expect these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship, which ends upon maturity of the notes payable, and therefore we do not expect to reclassify any portion of these unrealized losses from accumulated other comprehensive loss to earnings in the future. The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date.

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009 and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S.-dollar exchange rate upon CTSAS’ payment to CTI for these inventory purchases.  Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other expenses (income) on our condensed consolidated statement of income. The fair value of these contracts is determined by taking the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the present value of estimated cash flows developed using, among other data, expectations of future currency exchange rates over the remaining term of the contract discounted at an estimated risk-free interest rate. At March 31, 2011, we held one such currency forward contract.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

Effect of Derivatives on Statement of Operations

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of income for the three months ended March 31, 2011 was as follows (all amounts in thousands):
	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(19)	$34	$—	$—
Derivatives not designated as hedging instruments:
Forward currency contracts	$—	$—	$14

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the three months ended March 31, 2011.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended March 31, 2011.
(3)
Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other expenses (income), net on the condensed consolidated statement of income for the three months ended March 31, 2011.

6.	INCOME TAXES

For the three months ended March 31, 2011, the effective tax rate of 40% differed from the statutory rate of 34% due to state taxes and certain share-based compensation. For the three months ended March 31, 2010, the effective tax rate of 66% differed from the statutory rate of 34% due to the valuation allowance on foreign tax credits that were generated by unrepatriated earnings of CTSAS.

7.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of (i) shares issuable upon the exercise of warrants and options (using the “treasury stock” method), (ii) unvested restricted stock awards (using the “treasury stock” method) and (iii) shares issuable upon conversion of convertible notes using the “if-converted” method.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2011		2010
Basic:
Net income (in thousands)	$272		$161
Weighted average shares	15,752,302		15,406,550
Basic income per common share	$0.02		$0.01
Diluted:
Net income (in thousands)	$272		$161
Adjustments to net income assuming convertible notes payable are converted to common stock:
Reversal of interest expense on convertible notes payable (in thousands)	234		—
Write off of unamortized costs of issuing convertible notes payable (in thousands)	(768)		—
Adjustments’ estimated effect on provision for income taxes (in thousands)	321	(1)	—
Income available to common stockholders for diluted net income per common share (in thousands)	59		161
Weighted average shares	15,752,302		15,406,550
Effect of dilutive potential common share equivalents	3,793,661		40,695
Weighted average shares, as adjusted	19,545,963		15,447,245
Diluted income per common share	$0.00		$0.01

(1)	Assumes an effective tax rate of approximately 40%.

The following common shares issuable upon exercise of potential common share equivalents were excluded from the calculation of diluted net income per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended March 31,
	2011	2010
Options and warrants	4,653,588	6,310,756

8.	COMMITMENTS AND CONTINGENCIES

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

On December 19, 2008, while Civil Action 06-706 was still unresolved, we acquired CTI (the “Acquisition”). According to the Stock Purchase Agreement between the Former Owners and us, the Former Owners retained the responsibility for paying for all costs and liabilities associated with Civil Action No. 06-706.

On March 28, 2011, CTI received Findings, Rulings and Order in Civil Action No. 06-706 in which the court intends to award $1.7 million damages for certain lost profits.  Prejudgment interest at the rate of twelve (12%) percent per annum since the filing of the complaint in 2006 will accrue on $575,000 of that amount.  We estimate that interest to total $319,000 as of March 31, 2011. The court also intends to award attorney’s fees and costs in the amount of $235,000 to the Omniglow Buyers.  A final judgment will enter at the direction of the court.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

CTI is considering its alternatives relating to the Findings and is in the process of evaluating all avenues of appeal.  CTI has thirty (30) days from the entry of final judgment to file any appeal.

Although we intend to appeal the final judgment and do not believe the awards in the final judgment will stand upon appeal, we have recorded a litigation award payable in the amount of approximately $2.3 million on our condensed consolidated balance sheet (included in “other noncurrent liabilities”) as of March 31, 2011. Since the Former Owners (i) retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (ii) are related parties under U.S. GAAP due to their ownership interest in us and their membership on our board of directors, we have recorded approximately $2.3 million, along with other costs we have incurred while litigating Civil Action No. 06-706, as due from related party on our condensed consolidated balance sheet as of March 31, 2011. We believe that the related party receivable is collectible.

There are additional matters still being litigated under Civil Action No. 06-706 on which the court has not yet ruled. The amount of damages or loss for these matters, if any, cannot be determined and therefore no liability for them has been recorded.

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

The management agreement stipulates that these services would be performed by Yaron Eitan, an employee of Selway and a member of our Board of Directors, with assistance, as needed, from other employees of Selway.  The management agreement expires on October 1, 2012 and can be terminated by either us or Selway upon 30-days written notice or upon our default in payment or Selway’s failure to perform services under the management agreement. Under the management agreement, we indemnified Selway and Selway indemnified us against certain losses that could have been incurred while carrying out its obligations under the management agreement. Per the management agreement and subsequent amendments thereto, Selway’s compensation for these services is $11,667 per month. We also reimburse Selway for costs incurred specifically on our behalf for these services.

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

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of March 31, 2011, our only assets and liabilities required to be reported at fair value on a recurring basis were the interest rate swaps and currency forward contract described in Note 5, both of which are measured at fair value using level 2 inputs.

We have other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, whose carrying amounts approximate fair value.

10.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):
	Three Months Ended March 31,
	2011	2010
Interest	$469	$628
Income taxes	$33	$202

Non-Cash Investing and Financing Activities (all amounts in thousands):
	Three Months Ended March 31,
	2011	2010
Adjustment to the accounting for warrants issued in July 2010 in conjunction with issuance of subordinated term loan	$7	$—
Litigation award payable accounted for as a receivable due from related party	2,292	—

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We manufacture products at both the West Springfield and Aix-en-Provence locations.

Material Changes in Results of Operations – 3 Months Ended March 31, 2011 versus the 3 Months Ended March 31, 2010

Revenues were higher in 2011 due primarily to the volume of chemical-based products sold to international military customers and the mix of products sold. Price increases provided approximately 20% of the additional revenues.

Cost of goods sold were essentially the same in 2011 as they were in 2010. With the increase in 2011 revenues discussed in the previous paragraph, our gross profit increased 5.5%. Our 2011 gross margin improved to 49.8% compared to 48.2% in 2010 due to higher prices realized for certain products and a more profitable product mix.

Sales and marketing expenses increased primarily due to increases in payroll costs, share-based compensation awards and consultant costs. Payroll costs have increased mainly due to the hiring of additional sales personnel. Expense relating to share-based compensation awards to employees increased in part due to awards to these new employees, and also due to new share-based awards  in the first quarter of 2011. We also incurred consulting costs related to the selling of new and existing products to military customers.

General and administrative expenses decreased primarily due to decreases in our share-based compensation to board members and a decrease in management fees. In 2010, board compensation was determined in the first quarter, while in 2011 such determination has not been made, and therefore no expense was recorded. Management fees decreased as a result of an amendment to our management agreement with Selway Capital, LLC in conjunction with the July 2010 issuance of our subordinated term loan.

Research and development expenses increased primarily due to (i) an increased use of consultants to supplement our ongoing research and development projects and (ii) an increase in non-capitalizable patent and trademark-related costs.

Provision for income taxes decreased in 2011 as compared to 2010 primarily due to an increase in the valuation allowance of our deferred tax asset during 2010.

Material Changes in Financial Condition – March 31, 2011 versus December 31, 2010

Our accounts receivable increased due to higher sales during the three months ending March 31, 2011 versus the three months ending December 31, 2010.  Since our sales are typically lower during the last three months of our calendar year, we typically purchase and produce less inventory during that time, which caused inventory to be lower at December 31, 2010 when compared to March 31, 2011.

In the first quarter we recorded an approximately $2.3 million litigation award payable and a related approximately $2.3 million receivable from a related party. This payable and receivable are based on March 2011 findings against CTI under Civil Action No. 06-706 (see Part II. Item 1 “Legal Proceedings” and Note 8 “Commitments and Contingencies” to our condensed consolidated financial statements). Although these findings are against our subsidiary CTI, the entity from which we purchased CTI in December 2008, which is also a related party to us, retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706, therefore we recorded the receivable from them. Since CTI is appealing these findings, and the other motions under Civil Action No. 06-706 have not yet been ruled upon, we cannot estimate at this time the final amounts that will be paid and collected under Civil Action No. 06-706, but expect them to be significantly less than the March 2011 findings.

Accounts payable increased primarily due to the increased inventory purchases in 2011 as discussed previously in this section. Accrued liabilities decreased primarily due to the payment of 2010 bonuses in January 2011, offset by increases in accruals for costs related to the issuance of 871,823 of our common shares in March 2011. Our notes payable decreased due to scheduled principal payments made during 2011, net of amortization of debt issuance costs. Our income taxes payable increased due to the increased profitability of our operations.

Our deferred tax asset and liability decreased slightly since December 31, 2010 primarily due to estimated utilization of net operating losses during 2011.

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010, we had $7.0 million and $4.1 million, respectively, of cash on hand. The major uses of cash during the three months ended March 31, 2011 were all in the normal course of business. The major sources of cash during the three months ended March 31, 2011 were in the normal course of business with the exception of approximately $3.4 million of cash received from the sale of 871,823 shares of common stock to institutional investors in a private placement.  In conjunction with that sale, 1,015,000 of our public warrants were cancelled.

Forecasted principal and interest payments on bank debt for the next 12 months are $3.7 million. All operating and capital expenditures are expected to be funded completely from operating cash flows and the $3.4 million of cash discussed in the previous paragraph.

As discussed in the previous section titled “Material Changes in Financial Condition – March 31, 2011 versus December 31, 2010”, we have recorded an approximately $2.3 million payable for ongoing litigation for which a related party has retained the responsibility of paying. Assuming (i) our appeal of these findings is not successful and (ii) our related party is unable to reimburse us for these findings (and the related legal costs we incur), our liquidity and capital resources could be adversely affected. We believe that the related party receivable is collectible.

Off-Balance Sheet Arrangements

Other than immaterial operating leases, we did not have any off-balance sheet arrangements during 2011 or 2010.

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

Goodwill

Goodwill is deemed to have an indefinite life and accordingly, is not subject to amortization.  Goodwill is subject to an annual impairment review, and, if conditions warrant, interim impairment reviews. Impairment charges, if any, are recorded in the period in which the impairment is determined.

Intangible Assets

Intangible assets include developed technologies and patents, customer relationships and non-compete agreements, which are amortized over their estimated useful lives, and trademarks and trade names, which are considered to have indefinite useful lives and therefore are not amortized. The non-compete agreements expired in December 2010, and were removed from our financial statements at that time. The carrying amounts of intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. Costs incurred to register new patents or defend existing patents are capitalized while costs to renew or extend the term of intangible assets are expensed when incurred.

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

Foreign Operations and Currency

Accounts of our foreign subsidiary are recorded using their local currency (the euro) as the functional currency. For consolidation, income statement accounts are converted to U.S. dollars using the average exchange rate for the monthly period being reported. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other (expense) income in the statement of income in the period the gain or loss occurred.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2011.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 28, 2011, CTI received Findings, Rulings and Order in Civil Action No. 06-706 in which the court intends to award $1.7 million damages for certain lost profits.  Prejudgment interest at the rate of twelve (12%) percent per annum since the filing of the complaint in 2006 will accrue on $575,000 of that amount.  We estimate that interest to total $319,000 as of March 31, 2011. The court also intends to award attorney’s fees and costs in the amount of $235,000 to the Omniglow Buyers.  A final judgment will enter at the direction of the court.

There are additional matters still being litigated under Civil Action No. 06-706 on which the court has not yet ruled. The amount of damages or loss for these matters, if any, cannot be determined and therefore no liability for them has been recorded.

CTI is considering its alternatives relating to this matter and is in the process of evaluating all avenues of appeal, which it intends to do.  CTI has thirty (30) days from the entry of final judgment to file any appeal.

ITEM 1A.    RISK FACTORS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities and use of proceeds from registered securities

Recent sales of unregistered securities are incorporated by reference to the Current Report on Form 8-K dated March 18, 2011 and filed with the Commission on March 21, 2011. Those securities were subsequently registered on Form S-1/A filed with the Commission on April 25, 2011.

Purchases of Equity Securities by the Company and Affiliated Purchasers
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs

January 1 to January 31	—		—	—	$—
February 1 to February 28	—		—	—
March 1 to March 31	6,600	(1)	$4.05	—	—

(1)
6,600 shares of our common stock were repurchased from employees of CTI. These shares were a portion of the shares that these employees received relating to stock awards that vested in January 2011. These shares were purchased to provide these employees with cash to pay personal income taxes arising from the stock awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our Board of Directors during the three months ended March 31, 2011.

There is no information to report under this Item in lieu of reporting that information on Form 8-K.

ITEM 6.    EXHIBITS

Exhibit Number		Description
4.1		Registration Rights Agreement dated March 18, 2011. (1)
10.1		Share Purchase Agreement dated March 18, 2011. (1)
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to the Current Report on Form 8-K dated March 18, 2011 and filed with the Commission March 21, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: May 9, 2011	By:	/s/ DEREK DUNAWAY

Derek Dunaway, Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2011	By:	/s/ MICHAEL BIELONKO

Michael Bielonko, Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)