Form 10-Q
period 2011-06-30
Cyalume Technologies Holdings, Inc.
filed 2011-08-10
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 3, 2011, there were outstanding 17,458,448 shares of the registrant’s Common Stock, par value $.001 per share.

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

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Income
(in thousands, except shares and per share information)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2011	2010
Revenues	$8,680	$9,404
Cost of goods sold	4,429	4,610
Gross profit	4,251	4,794

Other expenses (income):
Sales and marketing	1,136	776
General and administrative	1,620	1,253
Research and development	439	351
Interest, net	609	635
Interest – related party	17	16
Amortization of intangible assets	403	456
Other, net	(269)	(81)
Total other expenses, net	3,955	3,406

Income before income taxes	296	1,388
Provision for (benefit from) income taxes	(648)	357
Net income	$944	$1,031

Net income per common share:
Basic	$.06	$.07
Diluted	$.06	$.07

Weighted average shares used to compute net income per common share:
Basic	16,507,117	15,458,737
Diluted	19,518,504	15,505,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Income
(in thousands, except shares and per share information)
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2011	2010
Revenues	$17,754	$18,289
Cost of goods sold	8,984	9,212
Gross profit	8,770	9,077

Other expenses (income):
Sales and marketing	2,198	1,564
General and administrative	3,054	2,766
Research and development	938	733
Interest, net	1,208	1,300
Interest – related party	34	32
Amortization of intangible assets	805	912
Other, net	(216)	(91)
Total other expenses, net	8,021	7,216

Income before income taxes	749	1,861
Provision for (benefit from) income taxes	(467)	669
Net income	$1,216	$1,192

Net income per common share:
Basic	$.08	$.08
Diluted	$.07	$.08

Weighted average shares used to compute net income per common share:
Basic	16,126,735	15,443,234
Diluted	16,858,727	15,513,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share information)

	June 30,
	2011 (unaudited)	December 31, 2010
Assets
Current assets:
Cash	$5,669	$4,086
Accounts receivable, net of allowance for doubtful accounts of $80 and $62 at June 30, 2011 and December 31, 2010, respectively	3,186	1,925
Inventories, net	10,885	9,920
Deferred income taxes	358	931
Prepaid expenses and other current assets	475	429
Total current assets	20,573	17,291

Property, plant and equipment, net	8,755	8,509
Goodwill	51,244	51,244
Other intangible assets, net	20,291	20,912
Due from related party	3,629	—
Other noncurrent assets	216	286
Total assets	$104,708	$98,242

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$3,818	$1,453
Notes payable due to related parties	1,165	—
Accounts payable	2,263	2,185
Accrued expenses and other current liabilities	2,095	2,362
Income taxes payable	22	700
Total current liabilities	9,363	6,700

Notes payable, net of current portion	19,769	22,715
Notes payable due to related parties	—	1,131
Deferred income taxes	6,670	8,147
Other noncurrent liabilities	4,040	531
Total liabilities	39,842	39,224

Commitments and contingencies (Note 8)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,725,614 and 15,748,570 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	17	16
Additional paid-in capital	93,507	89,452
Accumulated deficit	(28,564)	(29,780)
Accumulated other comprehensive loss	(94)	(670)
Total stockholders’ equity	64,866	59,018
Total liabilities and stockholders' equity	$104,708	$98,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity	Comprehensive Income
Balance at December 31, 2010	15,748,570	$16	$89,452	$(29,780)	$(670)	$59,018	$—
Shares issued – private placement	871,823	1	3,431	—	—	3,432	—
Shares issued – cashless option exercise	450	—	—	—	—	—	—
Shares issued – cashless warrant exercise	6,060	—	—	—	—	—	—
Repurchase and retirement of common stock	(24,539)	—	(120)	—	—	(120)	—
Share-based compensation expense	123,250	—	737	—	—	737	—
Adjustment to the accounting for warrants issued in July 2010 in conjunction with issuance of subordinated term loan	—	—	7	—	—	7	—
Foreign currency translation adjustments	—	—	—	—	572	572	572
Unrealized gain on cash flow hedges, net of taxes of $(2)	—	—	—	—	4	4	4
Net income	—	—	—	1,216	—	1,216	1,216
Comprehensive income	—	—	—	—	—	—	$1,792
Balance at June 30, 2011	16,725,614	$17	$93,507	$(28,564)	$(94)	$64,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,216	$1,192
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	522	329
Amortization	999	1,065
Provision for deferred income taxes	(990)	313
Stock-based compensation expense	737	601
Other non-cash expenses	138	130
Changes in operating assets and liabilities:
Accounts receivable	(1,227)	34
Inventories	(800)	187
Prepaid expenses and other current assets	(37)	(70)
Accounts payable and accrued liabilities	(329)	(15)
Income taxes payable	(721)	615
Net cash provided by (used in) operating activities	(492)	4,381

Cash flows from investing activities:
Purchases of long-lived assets	(686)	(1,003)
Net cash used in investing activities	(686)	(1,003)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,432	—
Net repayment of line of credit	—	(500)
Repayment of long-term notes payable	(803)	(2,081)
Payments to reacquire and retire common stock	(120)	—
Refund (payment) of debt issuance costs	—	(50)
Net cash provided by (used in) financing activities	2,509	(2,631)

Effect of exchange rate changes on cash	252	(170)
Net increase in cash	1,583	577
Cash, beginning of period	4,086	2,003
Cash, end of period	$5,669	$2,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at June 30, 2011, including the estimates inherent in the process of preparing financial statements. Additionally, all significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in prior periods have been reclassified to conform to the 2011 presentation. These reclassifications had no effect on operating results or net income as previously reported.

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

In May 2011, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amends ASC 820 Fair Value Measurement. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements. Although ASU 2011-04 is not expected to have a significant effect on practice, it changes some fair value measurement principles and disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and must be applied prospectively. Early application is not permitted. We do not anticipate that the adoption of ASU 2011-04 will have a material impact on our financial position or the results of our operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends ASC 220 Comprehensive Income. ASU 2011-05 requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 does not affect how earnings per share is calculated or presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. Early application is permitted. Because we currently present comprehensive income within our consolidated statement of changes in stockholders' equity and comprehensive income, we will need to change our presentation of comprehensive income upon adopting ASU 2011-05.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$5,811	$5,539
Work-in-process	3,684	3,356
Finished goods	1,513	1,227
	11,008	10,122
Less: Reserve for obsolescence	(123)	(202)
	$10,885	$9,920

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative liabilities as of June 30, 2011 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Interest rate swaps	Other noncurrent liabilities	$(331)

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

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. For such transactions of $50,000 or more, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S.-dollar exchange rate upon CTSAS’ payment to CTI for these inventory purchases.  Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other, net in our condensed consolidated statements of income. The fair value of these contracts are determined by taking the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the present value of estimated cash flows developed using, among other data, expectations of future currency exchange rates over the remaining term of the contract discounted at an estimated risk-free interest rate. At June 30, 2011, we held no such currency forward contracts.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

Effect of Derivatives on Statement of Operations

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of income for the three months ended June 30, 2011 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $17	$(30)	$—	$—
Derivatives not designated as hedging instruments:
Forward currency contracts	$—	$—	$14

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the three months ended June 30, 2011.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended June 30, 2011.
(3)
Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net in the condensed consolidated statement of income for the three months ended June 30, 2011.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of income for the six months ended June 30, 2011 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(2)	$4	$—	$—
Derivatives not designated as hedging instruments:
Forward currency contracts	$—	$—	$28

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the six months ended June 30, 2011.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the six months ended June 30, 2011.
(3)
Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net in the condensed consolidated statement of income for the six months ended June 30, 2011.

6.	INCOME TAXES

For the three months ended June 30, 2011, the effective tax rate of (219)% differed from the statutory rate of 34% primarily due to the following: (i) foreign tax credits created during 2011 as a result of the recently declared dividend from CTSAS, (ii) a reduction in the valuation allowance against foreign tax credits which is based on changes to our anticipated future use of those credits in the near-term to offset future current U.S. federal income taxes; and (iii) changes in repatriated earnings from CTSAS as a result of current year-to-date earnings of CTSAS. For the three months ended June 30, 2010, the effective tax rate of 26% differed from the statutory rate of 34% due to true-ups including changes in repatriated earnings from CTSAS and valuation allowances against foreign tax credits.

For the six months ended June 30, 2011, the effective tax rate of (62)% differed from the statutory rate of 34% primarily due to the following: (i) foreign tax credits created during 2011 as a result of the recently declared dividend from CTSAS, (ii) a reduction in the valuation allowance against foreign tax credits which is based on changes to our anticipated future use of those credits in the near-term to offset future current U.S. federal income taxes; and (iii) changes in repatriated earnings from CTSAS as a result of current year-to-date earnings of CTSAS. The effective tax rate for the six months ended June 30, 2010 was not significantly different from the statutory rate of 34%.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic:
Net income (in thousands)	$944	$1,031	$1,216	$1,192
Weighted average shares	16,507,117	15,458,737	16,126,735	15,443,234
Basic income per common share	$0.06	$0.07	$0.08	$0.08
Diluted:
Net income (in thousands)	$944	$1,031	$1,216	$1,192
Adjustments to net income assuming convertible notes payable are converted to common stock:
Reversal of interest expense on convertible notes payable (in thousands)	236	—	—	—
Adjustment’s estimated effect on provision for income taxes (in thousands)	(93)	—	—	—
Income available to common stockholders for diluted net income per common share (in thousands)	$1,087	$1,031	$1,216	$1,192
Weighted average shares	16,507,117	15,458,737	16,126,735	15,443,234
Effect of dilutive securities	3,011,387	47,027	731,992	70,199
Weighted average shares, as adjusted	19,518,504	15,505,764	16,858,727	15,513,433
Diluted net income per common share	$0.06	$0.07	$0.07	$0.08

The following common shares issuable upon exercise of convertible securities were excluded from the calculation of diluted net income per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options and warrants	4,821,588	6,580,756	7,380,255	6,580,756
Restricted stock awards	—	87,333	—	4,000

8.	COMMITMENTS AND CONTINGENCIES

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

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

On July 18, 2011, CTI received an Order for Entry of Final Judgment in Civil Action No. 06-706 in which the Court awarded approximately $2.6 million in damages to Omniglow, LLC. Prejudgment interest at the rate of twelve (12%) percent per annum since the filing of the complaint in 2006 will accrue on approximately $1.3 million of the damages. The Court also awarded Omniglow, LLC reimbursement of attorney fees and costs of approximately $235,000, on which interest at the rate of twelve (12%) percent per annum will accrue beginning with the date of the final ruling.

Although we have appealed the final judgment and do not believe the awards in the final judgment will stand upon appeal, we have recorded a litigation award payable in the amount of approximately $3.5 million on our condensed consolidated balance sheet (included in “other noncurrent liabilities”) as of June 30, 2011. Since the Former Owners (i) retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (ii) are related parties under U.S. GAAP due to their ownership interest in us and their membership on our board of directors, we have recorded approximately $3.6 million, which includes the $3.5 million litigation award payable and other costs we have incurred while litigating Civil Action No. 06-706, as due from related party on our condensed consolidated balance sheet as of June 30, 2011. We believe that the related party receivable is collectible. CTI has filed motions for reconsideration and amendment of findings. In addition, CTI has filed an appeal of the final decision with the Massachusetts appellate court.

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

As of June 30, 2011, our only assets and liabilities required to be reported at fair value on a recurring basis were the interest rate swaps described in Note 5, which are measured at fair value using level 2 inputs.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

We have other non-derivative financial instruments, such as cash, accounts receivable, due from related party, accounts payable, accrued expenses and long-term debt whose carrying amounts approximate fair value.

10.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Six Months Ended June 30,
	2011	2010
Interest	$941	$1,174
Income taxes	1,219	194

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Six Months Ended June 30,
	2011	2010
Adjustment to the accounting for warrants issued in July 2010 in conjunction with issuance of subordinated term loan	$7	$—

11.	SUBSEQUENT EVENTS

As described in more detail in Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2010, we have a note payable that was entered into in December 2008 with Rodman & Renshaw, LLC (“Rodman”). Principal and accrued interest payable on this note payable totaled $2.2 million as of June 30, 2011. On June 30, 2011, we entered into a securities exchange agreement with Rodman in which Rodman agreed to accept, subject to certain conditions being met, 483,046 shares of our common stock as payment in full of all principal and accrued interest on this note. The transaction closed in July 2011.

As described in more detail in Note 12 of our Annual Report on Form 10-K for the year ended December 31, 2010, we have notes payable to three stockholders. Principal and accrued interest payable on these notes payable totaled $1.2 million as of June 30, 2011. On July 7, 2011, these stockholders each entered into a securities exchange agreement in which they agreed to accept, subject to certain conditions being met, an aggregate of 253,288 shares of our common stock as payment in full of all principal and accrued interest on these notes. These transactions closed in July 2011.

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

Material Changes in Results of Operations – 3 Months Ended June 30, 2011 versus the 3 Months Ended June 30, 2010

Revenues in 2011 were lower than for the comparable period in 2010 primarily due to a decrease in units sold, offset by price increases. Approximately $764,000 of the decrease in revenues is due to a decrease in units sold. Many products are sold under indefinite quantity type contracts whereby we fulfill orders as they are placed by customers. We do not have insight into why military customers order at the times or in the quantities that they do. However, we see no indication that the underlying usage of our products has diminished. We believe that the global recession and constraints on budgets worldwide negatively affected revenues in both 2011 and 2010.

Cost of goods sold in 2011 was 3.9% lower than the comparable period in 2010. That decrease is due primarily to the decrease in units sold as discussed above.  Price increases offset by changes in product mix sold accounted for the change in gross margin from 51.0% in 2010 to 49.0% in 2011.

Sales and marketing expenses increased primarily due to increases in payroll costs caused by the hiring of additional sales personnel.

General and administrative expenses increased primarily due to increases in depreciation expense, payroll costs and board-related expenses, offset by a decrease in management fees. Depreciation expense has increased since 2010 primarily due to the implementation of a new information system in July 2010. Payroll costs have increased due to annual raises and accrued bonuses. Board-related compensation increased because board compensation was determined in the first quarter of 2010, while in 2011 board compensation was determined in the second quarter. Management fees decreased as a result of an amendment, effective July 2010, to our management agreement with Selway Capital, LLC.

Research and development expenses increased primarily due to increases in payroll costs and non-capitalizable patent and trademark-related costs.

Provision for (benefit from) income taxes decreased in 2011 primarily due to (i) the creation of foreign tax credits through our France-based subsidiary CTSAS, (ii) a reduction in the valuation allowance against accumulated foreign tax credits and (iii) changes in repatriated earnings from CTSAS. The reduction in the valuation allowance against foreign tax credits is due to changes in our anticipated future use of those credits in the near term to offset future income taxes.

Other, net increased in 2011 due to our earning reimbursement of certain product development costs from one of our customers and one potential customer. Such transactions did not occur in 2010. This income was partially offset by the effects of changes in foreign exchange rates.

Material Changes in Results of Operations – 6 Months Ended June 30, 2011 versus the 6 Months Ended June 30, 2010

Revenues in 2011 were lower than for the comparable period in 2010 primarily due to a decrease in units sold, offset by price increases. Approximately $709,000 of the decrease in revenues is due to a decrease in units sold. Many products are sold under indefinite quantity type contracts whereby we fulfill orders as they are placed by customers. We do not have insight into why military customers order at the times or in the quantities that they do. However, we see no indication that the underlying usage of our products has diminished. We believe that the global recession and constraints on budgets worldwide negatively affected revenues in both 2011 and 2010.

Cost of goods sold in 2011 was 2.5% lower than the comparable period in 2010. That decrease is due primarily to the decrease in units sold as discussed above.  Price increases and changes in product mix sold offset each other, resulting in minimal change in gross margin from 49.6% in 2010 to 49.4% in 2011.

Sales and marketing expenses increased primarily due to increases in payroll costs, share-based compensation awards and consultant costs. Payroll costs have increased mainly due to the hiring of additional sales personnel. Expense relating to share-based compensation awards to employees increased in part due to awards to these new employees, and also due to other share-based awards in the first quarter of 2011. We also incurred consulting costs related to the selling of new and existing products to military customers.

General and administrative expenses increased primarily due to increases in depreciation expense and payroll costs, offset by a decrease in management fees. Depreciation expense has increased since 2010 primarily due to the implementation of a new information system in July 2010. Payroll costs have increased due to annual raises and accrued bonuses. Management fees decreased as a result of an amendment, effective July 2010, to our management agreement with Selway Capital, LLC.

Research and development expenses increased primarily due to increases in payroll costs and non-capitalizable patent and trademark-related costs.

A benefit from income taxes was recorded in 2011 primarily due to (i) the creation of foreign tax credits through our France-based subsidiary CTSAS, (ii) a reduction in the valuation allowance against accumulated foreign tax credits and (iii) changes in repatriated earnings from CTSAS. The reduction in the valuation allowance against foreign tax credits is due to changes in our anticipated future use of those credits in the near term to offset future income taxes.

Other, net increased in 2011 due to our earning reimbursement of certain product development costs from one of our customers and one potential customer. Such transactions did not occur in 2010. This income was partially offset by the effects of changes in foreign exchange rates.

Material Changes in Financial Condition – June 30, 2011 versus December 31, 2010

Our accounts receivable increased due to higher sales in the month of June 2011 versus the month of December 2010.  We have no significant collection problems. Our inventory balance is typically  higher  in June than in December due to lower levels of production in the fourth quarter.

We have recorded an approximately $3.5 million litigation award payable and a related approximately $3.6 million receivable from a related party. This payable and receivable are based on a July 2011 ruling against CTI under Civil Action No. 06-706.See Part II. Item 1 “Legal Proceedings” for additional information..

Our deferred tax asset decreased primarily due to the anticipated use of net operating losses in 2011 and changes in repatriated earnings from our France-based subsidiary, CTSAS.  Our deferred tax liability decreased since December 31, 2010 primarily due to the following items: (i) non-deductible amortization of intangible assets, (ii) additional temporarily non-deductible stock-based compensation, (iii) a net decrease in repatriated earnings from CTSAS primarily resulting from the recently declared dividend and offset by the increase in current year-to-date earnings of CTSAS and (iv) changes in the carrying balance of foreign tax credits which increased as a result of foreign tax credits being created during 2011, anticipated usage during 2011 and further reduced by the reduction in the valuation allowance against foreign tax credits which is based on changes to our anticipated future use of those credits in the near-term to offset future current U.S. federal income taxes.

Income taxes payable decreased due to payments to federal and state tax authorities during 2011.

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010, we had $5.7 million and $4.1 million, respectively, of cash on hand. The major sources and uses of cash during the three months ended June 30, 2011 were all in the normal course of business.

In June 2011 we entered into securities exchange agreements with several note holders in which they agreed to accept an aggregate of 736,344 shares of our common stock as payment in full of all principal and accrued interest on $3.4 million of notes payable and accrued interest. These transactions closed in July 2011. Accordingly, we moved $1.2 million in notes payable to notes payable due to related parties and another $2.2 million to current portion of notes payable. Settling these notes payable and accrued interest using our common stock, rather than cash, avoids a significant cash outlay in 2014.

Forecasted principal and interest payments on debt for the next 12 months are $3.7 million. All operating and capital expenditures are expected to be funded completely from operating cash flows and the $3.4 million of cash received from the sale of 871,823 shares of common stock to institutional investors in a private placement in March 2011.

As further described in Part II. Item 1 “Legal Proceedings”, we have recorded an approximately $3.5 million payable for ongoing litigation for which a related party has retained the responsibility of paying. Assuming (i) our appeal of these findings is not successful and (ii) our related party is unable to reimburse us for these findings (and the related legal costs we incur), our liquidity and capital resources could be adversely affected. We believe that the related party receivable is collectible.

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

Intangible Assets

Intangible assets include developed technologies and patents and customer relationships, which are amortized over their estimated useful lives, and trademarks and trade names, which are considered to have indefinite useful lives and therefore are not amortized. The carrying amounts of intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. Costs incurred to register new patents or defend existing patents are capitalized while costs to renew or extend the term of intangible assets are expensed when incurred.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three  months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 18, 2011, CTI received an Order for Entry of Final Judgment in Civil Action No. 06-706 in which the Court awarded approximately $2.6 million in damages to Omniglow, LLC. Prejudgment interest at the rate of twelve (12%) percent per annum since the filing of the complaint in 2006 will accrue on approximately $1.3 million of the damages. The Court also awarded Omniglow, LLC reimbursement of attorney fees and costs of approximately $235,000, on which interest at the rate of twelve (12%) percent per annum will accrue beginning with the date of the final ruling.

CTI has filed motions for reconsideration and amendment of findings. In addition, CTI has filed an appeal of the final decision with the Massachusetts appellate court. According to the stock purchase agreement with CTI’s former owners (from whom we purchased CTI in 2008 and who is also a party related to us), the former owners have indemnified CTI for all costs and liabilities associated with Civil Action No. 06-706, therefore we recorded the receivable from them for (i) damages awarded in the Order for Entry of Final Judgment and (ii) related costs that CTI has incurred through June 30, 2011.

Since CTI is appealing these findings, we cannot estimate at this time the final amounts that will be paid and collected under Civil Action No. 06-706, but expect them to be significantly less than those in the July 2011 ruling.

ITEM 1A.    RISK FACTORS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs

April 1 to April 30	—		$—	—	$—
May 1 to May 31	—		—	—	—
June 1 to June 30	17,939	(1)	$5.19	—	—

(1)
17,939 shares of our common stock were repurchased from employees of CTI. These shares were a portion of the shares that these employees received relating to stock awards that recently vested. These shares were purchased to provide these employees with cash to pay personal income taxes arising from the stock awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our Board of Directors during the three months ended June 30, 2011.

There is no information to report under this Item in lieu of reporting that information on Form 8-K.

ITEM 6.	EXHIBITS

Exhibit Number		Description
10.1	*	Amendment No. 1 to the Employee Agreement of Derek Dunaway dated May 9, 2011.
10.2	*	Amendment No. 1 to the Employee Agreement of Edgar E. Cranor dated May 9, 2011.
10.3		Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Rodman Principal Investments, LLC dated June 30, 2011. (1) (10.1)
10.4		Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Winston Churchill dated July 7, 2011. (1) (10.2)
10.5		Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Thomas Rebar dated July 7, 2011. (1) (10.3)
10.6		Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Wayne Weisman dated July 7, 2011. (1) (10.4)
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.

(1)
Incorporated by reference to the Current Report on Form 8-K dated June 30, 2011 and filed with the Commission July 7, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: August 10, 2011	By:	/s/ DEREK DUNAWAY
Derek Dunaway, Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2011	By:	/s/ MICHAEL BIELONKO
Michael Bielonko, Chief Financial Officer
(Principal Financial Officer)