Form 10-Q
period 2011-09-30
Cyalume Technologies Holdings, Inc.
filed 2011-11-14
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 2011, there were outstanding 18,177,644 shares of the registrant’s Common Stock, par value $.001 per share.

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

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Income
(in thousands, except shares and per share information)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2010
Revenues	$8,601	$11,570
Cost of goods sold	4,629	5,483
Gross profit	3,972	6,087

Other expenses (income):
Sales and marketing	1,060	917
General and administrative	1,503	1,343
Research and development	489	402
Interest, net	563	631
Interest – related party	1	17
Amortization of intangible assets	451	441
Other, net	(232)	91
Total other expenses, net	3,835	3,842

Income before income taxes	137	2,245
Provision for (benefit from) income taxes	(107)	916
Net income	$244	$1,329

Net income per common share:
Basic	$.01	$.09
Diluted	$.01	$.06

Weighted average shares used to compute net income per common share:
Basic	17,381,750	15,511,183
Diluted	18,202,764	17,524,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Income
(in thousands, except shares and per share information)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2010
Revenues	$26,355	$29,859
Cost of goods sold	13,613	14,695
Gross profit	12,742	15,164

Other expenses (income):
Sales and marketing	3,258	2,481
General and administrative	4,557	4,109
Research and development	1,427	1,135
Interest, net	1,771	1,931
Interest – related party	35	49
Amortization of intangible assets	1.256	1,353
Other, net	(448)	—
Total other expenses, net	11,856	11,058

Income before income taxes	886	4,106
Provision for (benefit from) income taxes	(574)	1,585
Net income	$1,460	$2,521

Net income per common share:
Basic	$.09	$.16
Diluted	$.08	$.14

Weighted average shares used to compute net income per common share:
Basic	16,549,504	15,466,133
Diluted	18,279,284	16,240,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share information)

	September 30,
	2011 (unaudited)	December 31, 2010
Assets
Current assets:
Cash	$3,361	$4,086
Accounts receivable, net of allowance for doubtful accounts of $76 and $62 at September 30, 2011 and December 31, 2010, respectively	3,972	1,925
Inventories, net	12,223	9,920
Deferred income taxes	348	931
Prepaid expenses and other current assets	559	429
Total current assets	20,463	17,291

Property, plant and equipment, net	9,651	8,509
Goodwill	54,222	51,244
Other intangible assets, net	21,049	20,912
Restricted cash	750	—
Due from related party	3,676	—
Other noncurrent assets	186	286
Total assets	$109,997	$98,242

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,594	$1,453
Accounts payable	3,000	2,185
Accrued expenses and other current liabilities	2,383	2,362
Notes payable due to related parties	—	1,131
Income taxes payable	—	700
Total current liabilities	6,977	7,831

Notes payable, net of current portion	19,371	22,715
Line of credit due to related party	751	—
Deferred income taxes	6,376	8,147
Contingent consideration due to business combination	1,573	—
Other noncurrent liabilities	4,085	531
Total liabilities	39,133	39,224

Commitments and contingencies (Note 10)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 18,177,719 and 15,748,570 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	18	16
Additional paid-in capital	99,597	89,452
Accumulated deficit	(28,320)	(29,780)
Accumulated other comprehensive loss	(431)	(670)
Total stockholders’ equity	70,864	59,018
Total liabilities and stockholders' equity	$109,997	$98,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity	Comprehensive Income
Balance at December 31, 2010	15,748,570	$16	$89,452	$(29,780)	$(670)	$59,018	$—
Shares issued – private placement	871,823	1	3,431	—	—	3,432	—
Shares issued – cashless option exercise	450	—	—	—	—	—	—
Shares issued – cashless warrant exercise	6,060	—	—	—	—	—	—
Shares issued – extinguishment of notes payable	483,046	—	2,212	—	—	2,212	—
Shares issued – extinguishment of notes payable to related party	253,288	—	1,160	—	—	1,160	—
Shares issued – business combination	712,771	1	2,499	—	—	2,500	—
Repurchase and retirement of common stock	(28,039)	—	(134)	—	—	(134)	—
Share-based compensation expense	129,750	—	970	—	—	970	—
Adjustment to the accounting for warrants issued in July 2010 in conjunction with issuance of subordinated term loan	—	—	7	—	—	7	—
Foreign currency translation adjustments	—	—	—	—	234	234	234
Unrealized gain on cash flow hedges, net of taxes of $(2)	—	—	—	—	5	5	5
Net income	—	—	—	1,460	—	1,460	1,460
Comprehensive income	—	—	—	—	—	—	$1,699
Balance at September 30, 2011	18,177,719	$18	$99,597	$(28,320)	$(431)	$70,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,460	$2,521
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	819	577
Amortization	1,578	1,593
Provision for deferred income taxes	(1,265)	1,068
Stock-based compensation expense	970	875
Other non-cash expenses	88	186
Changes in operating assets and liabilities:
Accounts receivable	(1,708)	(920)
Inventories	(1,283)	377
Prepaid expenses and other current assets	(76)	(28)
Accounts payable and accrued liabilities	483	(169)
Income taxes payable	(765)	777
Net cash provided by operating activities	301	6,857

Cash flows from investing activities:
Payment relating to a business combination, net of $200 cash acquired	(2,300)	—
Proceeds from disposal of long-lived assets	—	207
Purchases of long-lived assets	(959)	(1,219)
Net cash used in investing activities	(3,259)	(1,012)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,432	—
Net repayment of line of credit	—	(3,200)
Repayment of notes payable	(1,278)	(9,859)
Proceeds from convertible notes payable	—	7,942
Payments to reacquire and retire common stock	(134)	—
Payment of debt issuance costs	—	(250)
Net cash provided by (used in) financing activities	2,020	(5,367)

Effect of exchange rate changes on cash	213	(9)
Net increase (decrease) in cash	(725)	469
Cash, beginning of period	4,086	2,003
Cash, end of period	$3,361	$2,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at September 30, 2011, including the estimates inherent in the process of preparing financial statements. Additionally, all significant intercompany accounts and transactions have been eliminated in consolidation.

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

These condensed consolidated financial statements and footnotes include the financial position and results of operations of Cyalume Technologies Holdings, Inc. (“Cyalume”), a holding company that is the sole shareholder of Cyalume Technologies, Inc. (“CTI”) and Cyalume Specialty Products, Inc. (“CSP”). CTI is the sole shareholder of Cyalume Technologies, SAS (“CTSAS”).

CTI and CTSAS manufacture and sell chemiluminescent products and reflective and photoluminescent materials to military, commercial and public safety markets. CTSAS is located in Aix-en-Provence, France and represents us in certain international markets, primarily Europe and the Middle East. CTI, which is located in West Springfield, Massachusetts, sells to customers in all other geographic markets.

CSP manufactures and sells high-performance specialty polymers and pharmaceutical products to customers predominantly in the pharmaceutical and military polymer markets. CSP’s operations are located in Bound Brook, New Jersey.

Our headquarters are located in West Springfield, MA. Our products are manufactured at all of our locations.

3.	NEW ACCOUNTING PRONOUNCEMENT

In September 2011, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends ASC 350 Intangibles—Goodwill and Other. ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances, such as financial performance, economic conditions and loss of key personnel, for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted. We have adopted ASU 2011-08 early for our annual goodwill impairment test performed as of August 31, 2011; our qualitative assessment pursuant to ASU 2011-08 indicated that it is more likely than not that our goodwill’s fair value is greater than its carrying amount and therefore the two-step quantitative goodwill impairment test was not performed.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

4.	BUSINESS COMBINATION

In 2011, Cyalume created a new, wholly owned subsidiary (Cyalume Specialty Products, Inc., or “CSP”) that, on August 31, 2011, entered into an Asset Purchase Agreement (“APA”) with JFC Technologies, LLC (“JFC”) and the stockholders of JFC. Pursuant to the APA, effective September 1, 2011, CSP acquired from JFC substantially all of its business assets and a portion of its liabilities for cash and 712,771 shares of Cyalume common stock plus other consideration that is contingent on future financial performance of CSP.

JFC was a leading researcher, developer and manufacturer of specialty chemicals with operations in Bound Brook, New Jersey. CSP’s acquisition of JFC’s business assets and liabilities is expected to augment our research, development and production capabilities. These operations offer a wide range of services that will accelerate the development and deployment of new chemical-light products by CTI and CTSAS and provide additional sources of revenues and business opportunities. We also believe that vertically integrating the chemical manufacturing process at a United States-based facility will allow us to more effectively manage our supply chain.

The purchase price consisted of (in thousands):

	Consideration	Cash Acquired	Cash Paid, Net of Cash Acquired
Cash	$2,500	$200	$2,300
712,771 shares of Cyalume common stock, at fair value	2,500
Contingent consideration, at fair value	1,573
Total consideration	$6,573

The contingent consideration ranges from $0 to $7 million and is based on the financial performance of the acquired business during the combined calendar years 2012 and 2013, to be paid after calendar year 2013 when CSP’s financial performance is known. These payments, if any, will consist of a minimum of 30% cash and the remainder paid in Cyalume common stock. The cash-portion of the payment can be greater than 30% at our discretion. Up to $5 million of the contingent payment is based on CSP achieving the following average earnings before interest, taxes, depreciation and amortization (“EBITDA”) thresholds for the calendar years ending December 31, 2012 and 2013:

Average 2012 and 2013 EBITDA Thresholds	Contingent Payment
$1,300,000 +	$5,000,000
$1,100,000 - $1,299,999	$3,000,000 - $4,900,000
$1,000,000 - $1,099,999	$2,200,000 - $2,920,000
$900,000 - $999,999	$1,500,000 - $2,130,000
$800,000 - $899,999	$800,000 - $1,430,000
$700,000 – 799,999	$400,000 - $790,000

An additional payment of $2,000,000 is contingent upon CSP achieving average EBITDA of $1,800,000 for calendar years ending December 31, 2012 and 2013.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

The preliminary allocation of the fair value of the assets acquired and liabilities assumed are as follows (all amounts in thousands):

Cash	$200
Restricted cash (1)	750
Accounts receivable, net	359
Inventories, net	1,015
Other current assets	1
Property, plant and equipment	1,062
Patents	50
Customer backlog	140
Customer relationships	920
Non-compete agreements	160
Goodwill (2)	2,978
Total assets	7,635

Accounts payable	130
Accrued expenses	122
Customer prepayments	4
Line of credit (1)	750
Deferred tax liability	56
Total liabilities	1,062
Net assets	$6,573

(1)
The $750,000 line of credit, which is payable to one of the sellers, is secured by the $750,000 of restricted cash. The line of credit accrues interest at an annual rate of 2%, calculated quarterly, and this interest is added to the principal amount outstanding on the line of credit. If CSP’s net working capital, as defined in the APA, does not exceed certain amounts and other restrictions are not met, CSP may use all or a portion of the restricted cash for its general business purposes. The amount of restricted cash that CSP may use is determined as of the last day of every calendar-year quarter. On any such quarter end, the line of credit must be repaid by the amount CSP’s working capital, as defined in the APA, is greater than $1.5 million. Additionally, any remaining restricted cash balance in excess of $375,000 as of December 31, 2012 must be used to repay the line of credit. As of December 31, 2013, any remaining restricted cash balance must be repaid to the seller and the line of credit and accrued interest thereon must be repaid.

(2)	Goodwill of $3.1 million is expected to be deductible for tax purposes. The amount of goodwill recorded under U.S. GAAP has not changed from the acquisition date through September 30, 2011.

The following unaudited pro forma financial summary is presented as if this acquisition was completed as of January 1, 2010. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on that date, or of the future operations of the combined entities. The pro forma results for net income include adjustments for depreciation, intangible asset amortization, inventory step-up amortization and rent expense. The pro forma weighted average shares used to compute net income per common share (basic and diluted) differ from the weighted average shares used in these condensed consolidated statements of income in order to reflect the 712,771 shares of Cyalume common stock issued for the business combination as being issued on January 1, 2010.

	Nine Months Ended September 30,
	2011	2010
Revenues (in thousands)	$31,261	$34,029
Net income (in thousands)	$2,561	$2,542
Net income per common share:
Basic	$.15	$.16
Diluted	$.14	$.15
Weighted average shares used to compute net income per common share:
Basic	17,181,338	16,178,904
Diluted	18,279,284	16,953,703

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

CSP’s revenues and net income are included in our condensed consolidated statements of income and total $446,000 and $16,000 since we acquired CSP.

5.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$6,961	$5,539
Work-in-process	3,655	3,356
Finished goods	1,682	1,227
	12,298	10,122
Less: Reserve for obsolescence	(75)	(202)
	$12,223	$9,920

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative liabilities as of September 30, 2011 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Interest rate swaps	Other noncurrent liabilities	$(330)
Currency forward contracts	Prepaid expenses and other current assets	25

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

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. For such transactions of $50,000 or more, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S.-dollar exchange rate upon CTSAS’ payment to CTI for these inventory purchases.  Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other, net in our condensed consolidated statements of income. The fair value of these contracts are determined by taking the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the present value of estimated cash flows developed using, among other data, expectations of future currency exchange rates over the remaining term of the contract discounted at an estimated risk-free interest rate. At September 30, 2011, we held three such currency forward contracts.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

Effect of Derivatives on Statement of Operations

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of income for the three months ended September 30, 2011 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $0	$1	$—	$—
Derivatives not designated as hedging instruments:
Forward currency contracts	$—	$—	$25

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the three months ended September 30, 2011.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended September 30, 2011.
(3)
Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net in the condensed consolidated statement of income for the three months ended September 30, 2011.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of income for the nine months ended September 30, 2011 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(2)	$5	$—	$—
Derivatives not designated as hedging instruments:
Forward currency contracts	$—	$—	$53

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the nine months ended September 30, 2011.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the nine months ended September 30, 2011.
(3)
Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net in the condensed consolidated statement of income for the nine months ended September 30, 2011.

7.	INCOME TAXES

For the three months ended September 30, 2011, the effective tax rate of (78)% differed from the statutory rate of 34% primarily due to the following: (i) a reduction in the valuation allowance against foreign tax credits which is based on changes to our anticipated future use of those credits in the near-term to offset future current U.S. federal income taxes; and (ii) changes in repatriated earnings from CTSAS as a result of current year-to-date earnings of CTSAS. For the three months ended September 30, 2010, the effective tax rate of 41% differed from the statutory rate of 34% due to true-ups including changes in repatriated earnings from CTSAS and valuation allowances against foreign tax credits.

For the nine months ended September 30, 2011, the effective tax rate of (65)% differed from the statutory rate of 34% primarily due to the following: (i) foreign tax credits created during 2011 as a result of a declared dividend from CTSAS, (ii) a reduction in the valuation allowance against foreign tax credits which is based on changes to our anticipated future use of those credits in the near-term to offset future current U.S. federal income taxes; and (iii) changes in repatriated earnings from CTSAS as a result of current year-to-date earnings of CTSAS. For the nine months ended September 30, 2010, the effective tax rate of 39% differed from the statutory rate of 34% primarily due to state and foreign taxes and prior year true-ups, including changes in the valuation allowance against deferred tax assets.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

8.	DEBT TRANSACTIONS

As described in more detail in Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2010, we had a note payable that was entered into in December 2008 with Rodman & Renshaw, LLC (“Rodman”). Principal and accrued interest payable on this note payable totaled approximately $2.2 million as of June 30, 2011. On June 30, 2011, we entered into a securities exchange agreement with Rodman in which Rodman agreed to accept, subject to certain conditions being met, 483,046 shares of our common stock as payment in full of all principal and accrued interest on this note. The transaction closed in July 2011.

As described in more detail in Note 12 of our Annual Report on Form 10-K for the year ended December 31, 2010, we had notes payable to three stockholders. Principal and accrued interest payable on these notes payable totaled approximately $1.2 million as of June 30, 2011. On July 7, 2011, these stockholders each entered into a securities exchange agreement in which they agreed to accept, subject to certain conditions being met, an aggregate of 253,288 shares of our common stock as payment in full of all principal and accrued interest on these notes. These transactions closed in July 2011.

We incurred a $750,000 line of credit in conjunction with a business combination.  See Note 4 for more information regarding this line of credit.

9.	NET INCOME PER COMMON SHARE

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Basic:
Net income (in thousands)	$244		$1,329		$1,460		$2,521
Weighted average shares	17,381,750		15,511,183		16,549,504		15,466,133
Basic income per common share	$.01		$.09		$.09		$.16
Diluted:
Net income (in thousands)	$244		$1,329		$1,460		$2,521
Adjustments to net income assuming convertible notes payable are converted to common stock:
Reversal of interest expense on convertible notes payable (in thousands)	—	(1)	167		—	(1)	167
Write off of unamortized costs of issuing convertible notes payable (in thousands)	—		(889)		—		(889)
Adjustment’s estimated effect on provision for income taxes (in thousands)	—		427	(2)	—		443	(3)
Income available to common stockholders for diluted net income per common share (in thousands)	$244		$1,034		$1,460		$2,242
Weighted average shares	17,381,750		15,511,183		16,549,504		15,466,133
Effect of dilutive securities	821,014		2,013,812		1,729,780		774,799
Weighted average shares, as adjusted	18,202,764		17,524,995		18,279,284		16,240,932
Diluted net income per common share	$.01		$.06		$.08		$.14

(1)	Assumes convertible notes payable are not converted to common stock because the effect would be antidilutive.
(2)	Assumes an effective tax rate of 40.8%.
(3)	Assumes an effective tax rate of 38.6%.

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

The following common shares issuable upon exercise of convertible securities were excluded from the calculation of diluted net income per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options and warrants	5,372,588	6,388,256	5,090,088	6,495,756
Convertible notes payable	2,666,667	—	2,666,667	—

10.	COMMITMENTS AND CONTINGENCIES

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

Although we will appeal the final judgment and do not believe the awards in the final judgment will stand upon appeal, we have recorded a litigation award payable in the amount of approximately $3.6 million on our condensed consolidated balance sheet (included in “other noncurrent liabilities”) as of September 30, 2011. Since the Former Owners (i) retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (ii) are related parties under U.S. GAAP due to their ownership interest in us and their membership on our board of directors, we have recorded approximately $3.7 million, which includes the $3.5 million litigation award payable and other costs we have incurred while litigating Civil Action No. 06-706, as due from related party on our condensed consolidated balance sheet as of September 30, 2011. We believe that the related party receivable is collectible. CTI has filed motions for reconsideration and amendment of findings. In addition, CTI has prepared and will file an appeal of the final decision with the Massachusetts appellate court.

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

Cyalume Technologies Holdings, Inc.
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

Lease with Related Party

In conjunction with the business combination discussed in Note 4, CSP entered into a market-based operating lease with an entity controlled by one of our stockholders for industrial-use property located in Bound Brook, New Jersey, U.S.A. As a result of that business combination, that seller also became a shareholder of Cyalume, CSP’s parent, therefore we consider this lease to be with a party related to us. The lease ends on August 31, 2016, with extension options available, and requires lease payments of $24,000 per month from September 1, 2011 through August 31, 2013; thereafter the monthly lease payments will be adjusted to reflect the changes of average cost per square foot as reported by Newmark Knight and Frank in their 2nd Quarter New Jersey Industrial Market Report, Average Asking Rate for Somerset County.

11.	FAIR VALUE

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

As of September 30, 2011, our only assets and liabilities required to be reported at fair value on a recurring basis were the interest rate swaps and currency forward contracts described in Note 6, which are measured at fair value using level 2 inputs, and the contingent consideration liability described in Note 4, which is measured at fair value using level 3 inputs. The contingent consideration liability’s fair value of $1.6 million has not changed since the liability was incurred. The contingent consideration liability’s fair value is determined by calculating the present value of the estimated liability that is expected to be paid in 2014.

We have other non-derivative financial instruments, such as cash, accounts receivable, due from related party, accounts payable, accrued expenses, notes payable and line of credit whose carrying amounts approximate fair value.

12.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Nine Months Ended September 30,
	2011	2010
Interest	$1,405	$1,686
Income taxes	1,461	192

Cyalume Technologies Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Nine Months Ended September 30,
	2011	2010
Adjustment to the accounting for warrants issued in July 2010 in conjunction with issuance of subordinated term loan	$7	$—
Issued 712,771 shares of our common stock to effect a business combination	2,500	—
Issued 483,046 shares of our common stock to repay note payable and accrued interest thereon	2,212	—
Issued 253,288 shares of our common stock to repay notes payable to three stockholders and accrued interest thereon	1,160	—
Warrants issued in conjunction with issuance of convertible notes	—	205
Stock issued as payment for accounts payable	—	146
Debt issuance costs withheld from convertible note proceeds	—	558

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

We maintain principal executive offices at 96 Windsor Street, West Springfield, Massachusetts 01089. We have two direct subsidiaries: Cyalume Technologies, Inc. (“CTI”) and Cyalume Specialty Products, Inc. (“CSP”). CTI is a Delaware corporation formed on March 27, 1997 with headquarters also located in West Springfield, Massachusetts. CSP is a Delaware corporation formed on June 16, 2011 with operations located in Bound Brook, New Jersey. CTI has one subsidiary, Cyalume Technologies, SAS (“CTSAS”), located in Aix-en-Provence, France.

CTI and CTSAS primarily produce products based on technologies whereby light is generated through a chemical reaction known as chemiluminescence. Our base product is known as a ‘‘light stick’’ and is typically 6 inches in length. A light stick is a translucent flexible plastic tube that is partly filled with one chemical ingredient and also with a glass container (‘‘ampoule’’) that contains a complementary reactive chemical. When the tube is bent enough to break the glass ampoule, the chemicals contained within the plastic tube mix and light is generated. In addition, we also produce reflective (patches) and reflective plus photoluminescent (fire tape) products. Chemiluminescent products come in varying shapes, sizes and functions, and provide light in different colors, intensity and durations.

CSP manufactures and sells high-performance specialty polymers and pharmaceutical products to customers predominantly in the pharmaceutical and military polymer markets. In 2011, we created CSP in order to acquire substantially all of JFC Technologies, LLC’s (“JFC”) business assets and liabilities. CSP’s acquisition of JFC’s business assets and liabilities is expected to augment our research, development and production capabilities. These operations offer a wide range of services that will accelerate the development and deployment of new chemical-light products by CTI and CTSAS and provide additional sources of revenues and business opportunities. We also believe that vertically integrating the chemical manufacturing process at a United States-based facility will also allow us to more effectively manage our supply chain and enable us to manufacture all of our active chemical components within the United States.

We manufacture products at all of our locations.

Material Changes in Results of Operations – Three Months Ended September 30, 2011 versus the Three Months Ended September 30, 2010

Revenues in 2011 were lower than for the comparable period in 2010 due to a decrease in units sold, partially offset by price increases. The decrease in units sold caused a decrease in revenue of approximately $3.7 million, while price increases provided approximately $300,000 of additional revenue. $446,000 in new revenues were generated by the CSP operations acquired September 1, 2011. Many products are sold under indefinite quantity type contracts whereby we fulfill orders as they are placed by customers. We do not have insight into why military customers order at the times or in the quantities that they do. However, we see no indication that the underlying usage of our products has diminished. We believe that the global recession and constraints on budgets worldwide negatively affected revenues in both 2011 and 2010.

Cost of goods sold in 2011 was lower than the comparable period in 2010. That decrease is due primarily to the decrease in units sold as discussed above.  Changes in product mix sold and reduced recovery of fixed overhead costs due to lower sales volume and, to a lesser extent, cost increases accounted for the change in gross margin from 52.6% in 2010 to 46.1% in 2011.

Sales and marketing expenses increased primarily due to increases in payroll costs caused by the hiring of additional sales personnel.

General and administrative expenses increased primarily due to increases in professional fees related to the acquisition of JFC Technologies, partially offset by a decrease in payroll costs. Payroll costs decreased due to the accrual of cash bonuses in 2010 but none in 2011.

Research and development expenses increased primarily due to an increase in consultant expenses related to increased R&D efforts.

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

Other, net increased in 2011 due to our earning reimbursement of product development costs for certain new products that we are working on. Such transactions did not occur in 2010. This income was augmented by the effects of changes in foreign exchange rates.

Material Changes in Results of Operations – Nine Months Ended September 30, 2011 versus the Nine Months Ended September 30, 2010

Revenues in 2011 were lower than for the comparable period in 2010 due to a decrease in units sold, offset by price increases. The decrease in units sold caused a decrease in revenue of approximately $4.3 million, while price increases provided approximately $400,000 of additional revenue. $446,000 in new revenues were generated by the CSP operations acquired September 1, 2011. Many products are sold under indefinite quantity type contracts whereby we fulfill orders as they are placed by customers. We do not have insight into why military customers order at the times or in the quantities that they do. However, we see no indication that the underlying usage of our products has diminished. We believe that the global recession and constraints on budgets worldwide negatively affected revenues in both 2011 and 2010.

Cost of goods sold in 2011 was lower than the comparable period in 2010. That decrease is due primarily to the decrease in units sold as discussed above.  Price increases and changes in product mix sold offset each other, resulting in minimal change in gross margin from 50.8% in 2010 to 48.3% in 2011.

Sales and marketing expenses increased primarily due to increases in payroll costs, share-based compensation awards, trade show expenses and share-based consultant costs. Payroll costs have increased mainly due to the hiring of additional sales personnel. Expense relating to share-based compensation awards to employees increased in part due to awards to these new employees, and also due to other share-based awards in the first quarter of 2011. We also incurred consulting costs related to the selling of new and existing products to military customers.

General and administrative expenses increased primarily due to increases in depreciation expense and professional fees, partially offset by a decrease in payroll costs. Depreciation expense has increased since 2010 primarily due to the implementation of a new information system in July 2010. Professional fees increased due to costs incurred related to the acquisition of JFC Technologies. Payroll costs decreased due to the accrual of cash bonuses in 2010 but none in 2011.

Research and development expenses increased primarily due to increases in payroll and consultant costs due to increased R&D efforts.

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

Other, net increased in 2011 due to our earning reimbursement of product development costs for certain new products that we are working on. Such transactions did not occur in 2010. This income was partially offset by the effects of changes in foreign exchange rates.

Material Changes in Financial Condition – September 30, 2011 versus December 31, 2010

Our accounts receivable increased due to higher sales in the month of September 2011 versus the month of December 2010 and due to the addition of accounts receivable associated with CSP.  We have no significant collection problems. Our inventory balance is typically higher in September than in December due to lower levels of production in the fourth quarter. Additionally, CSP holds inventory that was not on the consolidated balance sheet at December 31, 2010.

We have recorded an approximately $3.6 million litigation award payable and a related approximately $3.7 million receivable from a related party. This payable and receivable are based on a July 2011 ruling against CTI under Civil Action No. 06-706. See Part II. Item 1 “Legal Proceedings” for additional information.

Property, plant and equipment, goodwill, other intangible assets, restricted cash and accounts payable all increased due to the addition of balances associated with CSP at September 30, 2011 that were not present at December 31, 2010.

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

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, we had $3.4 million and $4.1 million, respectively, of cash on hand. The major sources and uses of cash during the nine months ended September 30, 2011 were all in the normal course of business, except for the securities exchange agreements and asset purchases as discussed below.

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

At September 1, 2011, we invested $2.3 million, net of cash received, in purchasing certain assets and liabilities from JFC Technologies.

Forecasted principal and interest payments on debt for the next 12 months are $3.7 million. All operating and capital expenditures are expected to be funded completely from operating cash flows.

As further described in Part II. Item 1 “Legal Proceedings”, we have recorded an approximately $3.6 million payable for ongoing litigation for which a related party has retained the responsibility of paying. Assuming (i) our appeal of these findings is not successful and (ii) our related party is unable to reimburse us for these findings (and the related legal costs we incur), our liquidity and capital resources could be adversely affected. We believe that the related party receivable is collectible.

Off-Balance Sheet Arrangements

In conjunction with CSP’s acquisition of JFC’s business assets and liabilities discussed in the “Company Overview” above, CSP entered into an operating lease with an entity controlled by one of our stockholders for industrial-use property located in Bound Brook, New Jersey, U.S.A. The lease ends on August 31, 2016, with extension options available, and requires lease payments of $24,000 per month from September 1, 2011 through August 31, 2013; thereafter the monthly lease payments will be adjusted to reflect the changes of average cost per square foot as reported by Newmark Knight and Frank in their 2nd Quarter New Jersey Industrial Market Report, Average Asking Rate for Somerset County.

Other than the lease discussed in the previous paragraph, we did not have any material off-balance sheet arrangements during 2010 or the through the nine months ended September 30, 2011.

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

Revenue Recognition

Revenue from the sale of products and services is recognized when the earnings process is complete, the amount of revenue is determinable and the risks and rewards of ownership have transferred to the customer. Depending on the terms of the individual sales arrangement with our customer, sales are recognized at either the shipping point or upon receipt by the customer. Costs and related expenses to manufacture the products or provide services are recorded as costs of goods sold when the related revenue is recognized.

We have several contracts providing for the sale of indefinite quantities of items at fixed per unit prices, subject to adjustment for certain economic factors. Whenever costs change, we review the pricing under these contracts to determine whether they require the sale of products at a loss. To date, we have no loss contracts which would require the accrual of future losses in the current financial statements.

CSP has a contract for the sale of a pharmaceutical ingredient to a customer who uses that ingredient to produce a prescription drug that they, in turn, sell to their customer. In addition to CSP’s sale of the ingredient, the contract requires the customer to pay CSP a formula-based royalty tied to sales and profitability of the prescription drug sales by the customer. Although CSP earns these royalty revenues as the customer sells their product, these revenues are not quantifiable until CSP is informed by the customer of its sales and profitability of their prescription drug. Because this creates a lag time between (i) when these revenues are earned by CSP and (ii) when these revenues can be properly recorded by CSP, royalty revenues under this contract may be earned in one accounting period but recorded in a subsequent accounting period. Specifically, at the end of each calendar-year quarter, the customer determines the sales and profitability of the drug that they sold in that quarter, calculates the royalty earned by CSP during that quarter and reports that earned royalty to CSP within one month of that quarter end. Because CSP does not know and cannot estimate the amount of royalty revenue earned up to a month after each quarter end, CSP’s revenue under this contract is not fixed or determinable until that time. Therefore these royalty revenues are not recorded until the dollar amount of these revenues is communicated to CSP by their customer.

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

Intangible Assets

Intangible assets include developed technologies and patents, customer backlogs and customer relationships, which are amortized over their estimated useful lives, and trademarks and trade names, which are considered to have indefinite useful lives and therefore are not amortized. The carrying amounts of amortized intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. Because it is not amortized, the carrying amount of trademarks is reviewed annually for impairment. Costs incurred to register new patents or defend existing patents are capitalized while costs to renew or extend the term of intangible assets are expensed when incurred.

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

Foreign Operations and Currency

Accounts of our foreign subsidiary are recorded using their local currency (the euro) as the functional currency. For consolidation, revenues and expenses are converted to U.S. dollars using the average exchange rate for the monthly period being reported. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other (expense) income in the statement of income in the period the gain or loss occurred.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three  months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CTI has filed motions for reconsideration and amendment of findings. In addition, CTI will file an appeal of the final decision with the Massachusetts appellate court. According to the stock purchase agreement with CTI’s former owners (from whom we purchased CTI in 2008 and who is also a party related to us), the former owners have indemnified CTI for all costs and liabilities associated with Civil Action No. 06-706, therefore we recorded the receivable from them for (i) damages awarded in the Order for Entry of Final Judgment and (ii) related costs that CTI has incurred through September 30, 2011.

Since CTI will be appealing these findings, we cannot estimate at this time the final amounts that will be paid and collected under Civil Action No. 06-706, but expect them to be significantly less than those in the July 2011 ruling.

ITEM 1A.    RISK FACTORS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

Incorporated by reference to the Current Report on Form 8-K dated June 30, 2011 and filed with the Commission July 7, 2011 and by reference to the Current Report on Form 8-K dated August 31, 2011 and filed with the Commission September 6, 2011.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs

July 1 to July 30	3,500	(1)	$3.90	—	$—
August 1 to August 31	—		—	—	—
September 1 to September 30	—		—	—	—

(1)
3,500 shares of our common stock were repurchased from an employee of CTI. These shares were a portion of the shares that these employees received relating to stock awards that recently vested. These shares were purchased to provide these employees with cash to pay personal income taxes arising from the stock awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our Board of Directors during the three months ended September 30, 2011.

There is no information to report under this Item in lieu of reporting that information on Form 8-K.

ITEM 6.    EXHIBITS

Exhibit Number		Description
10.1		Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Winston Churchill dated July 7, 2011. (1) (10.2)
10.2		Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Thomas Rebar dated July 7, 2011. (1) (10.3)
10.3		Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Wayne Weisman dated July 7, 2011. (1) (10.4)
10.4		Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Rodman Principal Investments, LLC dated June 30, 2011. (1) (10.1)
10.5	*	Amendment No. 2 to the Employee Agreement of Derek Dunaway.
10.6	*	Amendment No. 1 to the Employee Agreement of Michael Bielonko.
10.7	*	Amendment No. 2 to the Employee Agreement of Edgar E. Cranor.
10.8	*	Asset Purchase Agreement dated August 31, 2011 among Cyalume Technologies Holdings, Inc., Cyalume Specialty Products, Inc., JFC Technologies, LLC and Selling Members of Seller.
10.9	*	Registration Rights Agreement between Cyalume Technologies Holdings, Inc., James G. Schleck, James R. Schleck, Jame Fine Chemical, Inc., and JFC Technologies, LLC dated as of August 31, 2011.
10.10	*	Lease Agreement between Brook Industrial Park, LLC and Cyalume Specialty Products, Inc.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.

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

Cyalume Technologies Holdings, Inc.

Date: November 14, 2011	By:	/s/ DEREK DUNAWAY

Derek Dunaway, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ MICHAEL BIELONKO

Michael Bielonko, Chief Financial Officer
(Principal Financial Officer)