Form 10-K
period 2011-12-31
Cyalume Technologies Holdings, Inc.
filed 2012-04-16
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from – to -

Commission File Number 000-52247

Cyalume Technologies Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3200738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (8,513,521 shares) based on the last reported sale price of the registrant’s Common Stock on the OTCBB on June 30, 2011, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $34,054,084. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 15, 2012, there were outstanding 18,311,488 shares of the registrant’s Common Stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2012 Annual Meeting of Shareholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Items 10 through 13 of this Form 10-K.

CYALUME TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2011

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	22
Item 11.	Executive Compensation	22
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13.	Certain Relationships and Related Transactions, and Director Independence	22
Item 14.	Principal Accounting Fees and Services	22

Part IV

Item 15.	Exhibits, Financial Statement Schedules	23
SIGNATURES		S-2

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

General

Cyalume Technologies Holdings, Inc. (“we’, “our”, the “Company”) was organized as a blank check company under the laws of the State of Delaware on July 19, 2005. At that time we were named Vector Security Intersect Acquisition Corp. On December 19, 2008, we acquired Cyalume Technologies, Inc. (“CTI”) and changed our corporate name to our current name. CTI is a Delaware corporation formed on March 27, 1997 with headquarters located in West Springfield, MA. At the date of the acquisition, CTI had one subsidiary, Cyalume Technologies, SAS (“CTSAS”), located in Aix-en-Provence, France. CTI and CTSAS primarily produced an assortment of chemical light and reflective products for the military, but also for commercial markets to a much lesser extent.

On August 31, 2011, through a wholly-owned subsidiary named Cyalume Specialty Chemicals, Inc. (“CSP”), we acquired substantially all of the assets of JFC Technologies, LLC (“JFC”), a specialty chemical manufacturer. CSP was established as a Delaware corporation in 2011 and is located in Bound Brook, New Jersey. CSP provides products to the pharmaceutical, military and other markets and, has expertise in the chemical light business. We believe that this acquisition of JFC will: significantly reduce our current supply chain risks; allow us to maintain less of a strategic stockpile of key chemical components; strengthen our existing chemical light research and development expertise; and strengthen our ability to protect our proprietary technology for new products and their chemical formulas that we plan to introduce into the market.

On December 22, 2011, CTI acquired all of the outstanding common stock of Combat Training Solutions, Inc. (“CTS”), a Colorado corporation established in 2005, and located in Colorado Springs, CO. CTS manufactures battlefield effects simulator devices and provides tactical training to the military utilizing such products. We believe that CTS’ products and services are a good fit with our business strategy and existing products. For example, many of CTS’ products can be adapted to utilize chemical light, thereby increasing their efficacy for night-time applications.

Effective April 2, 2012, Mr. Zivi Nedivi became our CEO, replacing Derek Dunaway.

We maintain principal executive offices at 96 Windsor Street, West Springfield, Massachusetts 01089. Our telephone number is (413) 858-2500. The various reports we file with the SEC, including annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, and current reports on Form 8-K are available on our website (www.cyalume.com) free of charge. Our website also contains the charters for the Audit, Nominating and Compensation Committees of the Board of Directors as well as our Code of Conduct and Ethics and, our Insider Trading Policy. The documents are also available free of charge from our Corporate Secretary at our executive offices.

Overall Approach:

Our primary focus is providing tactical and training solutions to the military of the U.S., and other select countries, through both products and services. We manufacture chemical light, reflective and battlefield effects simulator products while our services include planning and implementing tactical training exercises simulating real world experiences. We also sell products into the law enforcement, commercial, and other markets. The following strategies are employed to provide for long-term success.

•	Utilizing Patent Protection. We have and will continue to pursue patent protection of developed technology, and to aggressively defend against violations of our patents.

•	Making Environmentally Friendly and Safe to Use Products. Our products are designed to be effective but very safe to use and friendly to the environment. Chemicals used in our chemical light products are non-toxic and phthalate free.

•	Increasing Product Diversification. We intend to continue to diversify into additional products and applications utilizing current technology and technology now under development. Product diversification allows us to present a more complete line of products that meet current and projected user needs, as well as reducing dependence on a relatively small number of products for financial and competitive success.

•	Continually Improving Products and Performance. We are committed to product improvement and rely on a dedicated in-house team of highly experienced engineers and chemists that are complemented on an as needed basis by third-party expertise.

•	Pursuing Strategic Partnering and Acquisitions. We actively seek partners who can help us advance our technologies or introduce products to the market, especially where established partners may help us attain faster market penetration. In addition, we are seeking additional businesses to acquire that will complement our existing products and further strengthen our ability to achieve profitable growth.

Products and Services

We primarily provide products of three general types: those producing chemical light; those that have reflective qualities; and, those that simulate battlefield devices.

•	Products producing chemical light rely on a chemical reaction known as chemiluminescence. The base product is known as a ‘‘light stick’’ and is typically 6 inches in length. A light stick is a translucent flexible plastic tube that is partly filled with one chemical ingredient and also with a glass container (‘‘ampoule’’) that contains a complementary reactive chemical. When the tube is bent enough to break the glass ampoule, the chemicals contained within the plastic tube mix and light is generated. Chemiluminescent products come in varying shapes, sizes and functions, and provide light in different colors, intensity and durations. These include:

o	Light sticks that come in lengths ranging from 1.5 inches to 15 inches, and having durations for specified light output that range from 5 minutes to 24 hours. Colors emitted include red, blue, white, yellow, green, orange and infrared.
o	Components to training and tactical ammunition that provide day/night marking and illumination capabilities. Day/night marking rounds increase the effectiveness of weapons training by providing a night-time training ability where, in many cases, one did not exist before. Chemical light munitions are preferable to traditional tracer or training rounds for two reasons. Traditional tracer or pyrotechnic training munitions contain fire-producing elements that can start range fires. Additionally, traditional tracer or pyrotechnic training munitions experience ‘‘duds’’, or unexploded rounds. These unexploded rounds present future safety hazards and must be found and defused. Chemical light training ammunition payloads cannot start range fires and do not present future safety hazards from unexploded rounds, making their use not only more economical but safer for military personnel.

•	Reflective products include patches that can reflect white light or infrared, and reflective safety belts. Our reflective products assist the military by allowing soldiers to identify individuals as ‘friend or foe’ by employing infrared technology. These infrared products, such as flag and general identification patches, can only be seen with the proper night vision goggles. These products help prevent injuries and death due to friendly fire by providing the proper identification markings during night-time activities. We also produce safety belts that are worn, for example, by military police. These belts both reflect direct light back and retain light energy for a short period of time so they continue to ‘‘glow’’ after the light source is removed.

•	Our battlefield effects simulator devices are non-pyrotechnic and designed to safely simulate the life threatening devices soldiers encounter on the battlefield. These include: pipe bombs, IED’s, landmines and suicide bomber vests. In addition, we expect to be introducing a simulator hand grenade in the first half of 2012 that is non-pyrotechnic. By the end of 2012, we expect to be providing these simulator devices incorporating our chemical light technology, which should enhance the number of training applications by increasing their effectiveness in nighttime training.

We do not sell products as novelties.

We manufacture products in West Springfield, MA; Bound Brook, NJ; and Aix-en-Provence, France.

Services include: training on the proper utilization of our simulator devices; battlefield scenario planning; and, providing live training exercises. In these exercises we hire and provide “battlefield actors”, people trained to act as insurgents or the indigenous population. The “actors’ we hire and train may have lived in the country or speak the language of the country that the training is simulated to take place in, making the training as realistic as possible.

Markets

Our sales efforts are primarily focused on military (non-ordnance) and ammunition markets and, to a lesser extent, law enforcement, commercial/public safety, and other markets.

•	Military

The military (non-ordnance) market accounted for approximately 69% of total revenue in 2011 and 73% in 2010. We sell chemiluminescent devices, primarily light sticks in varying colors, lengths and durations of light output, as well as flat chemiluminescent disks and reflective patches and belts. The primary users of these products are the U.S. Military and militaries participating in the NATO Maintenance and Supply Agency (“NAMSA”).

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

The ammunition market accounted for approximately 15% of total revenues in 2011 and 19% in 2010. Nearly all of these revenues represent sales of chemiluminescent payloads and components to Rheinmetall Waffe Munition (RWM), which incorporates our products into its rounds and then sells the finished rounds to the military.

Critical events, risks and uncertainties regarding the ammunition market include the expansion and acceptance of the existing products to the United States military and other foreign militaries. The introduction of additional calibers is perceived as a vital opportunity to increase our revenues and improve results of operations over the long-term.

•	Law Enforcement and Commercial/Public Safety

The law enforcement and commercial/public safety markets represented approximately 11% of total revenues in 2011 and 8% in 2010. Sales are made to different industries and governmental agencies, including manufacturing companies, transportation companies, hotels and police, fire and EMS departments. These products provide emergency light in different ways to different buyers. For example, hotels use light sticks in halls and stairwells for use in power outages and police departments use them in tactical operations and traffic control.

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

•	Other

With the acquisition of the JFC business (now known as CSP), we now provide specialty chemicals to a variety of customers including chemical, defense and pharmaceutical companies. For 2011, these revenues represented approximately 5% of total revenues and none in 2010. While the primary purpose of CSP is to support our chemical light product business, we will continue to pursue these chemical sales which contribute to overhead recovery and overall profitability as well as provide other benefits. Capital expenditures for non-chemical light related production are expected to be minimal.

For additional risks refer to Item 1A, Risk Factors.

Customers

•	Military (non-ordnance): We depend significantly on long-term contracts with two key customers: LC Industries (“LCI”) and NAMSA. We also do business directly with the U.S. Military through the Defense Supply Center in Philadelphia (“DSCP”).

•	LC Industries

We indirectly supply the U.S. Department of Defense (“U.S. DOD”) through a contract with LCI, a manufacturer/distributor and a member of the National Industries for the Blind. LCI, in turn, has a direct contract with the U.S. DOD that operates under the program guidelines of “Ability One”, a federal program that creates jobs for the visually impaired and severely disabled. Under our contract with LCI, we sell components to LCI, which assembles and packages products, and then sells/distributes them directly to the U.S. military. Each of the items sold by LCI to the U.S. military is classified by a National Stock Number (“NSN”).

Our contract with LCI was entered into June 1, 2004 and had an initial term of five years, followed by three automatic five-year renewal terms unless the agreement is cancelled. This contract was renewed in 2009 for another five year period. The contract between LCI and the U.S. military is an IDIQ contract (indefinite demand, indefinite quantity) with fixed prices subject to annual renegotiation. Through agreement with LCI, we share in any price increases received by LCI. Revenues to LCI accounted for approximately 20% of total revenues in 2011 and 37% in 2010.

•	NAMSA

We have direct contracts with NAMSA, the administrative services arm serving the non-U.S. NATO countries. NAMSA re-awarded these contracts to us in August 2008. The base contract period was for three years and NAMSA has the option to extend for another two years. NAMSA exercised the first of those two years; we are currently in the first option year. The contracts contain provisions for pricing escalations. Revenues through NAMSA accounted for approximately 22% of total revenues in 2011 and 17% in 2010.

•	DSCP

We had approximately 10% of our revenue processed through this agency in 2011 and 3% in 2010. We have one long-term contract that is an indefinite demand / indefinite quantity type, and accounted for less than 2% of total revenue in both years; the remainder comes from contracts bid and won during the year for various products.

•	Ammunition: Ammunition sales to RWM comprised approximately 14% of total revenue in 2011 and 19% in 2010. Sales are made under purchase orders awarded to us throughout the year as RWM receives orders from various militaries.

•	Law Enforcement, Commercial/Public Safety, Other: Sales in this category are made to a variety of distributors, retailers, other businesses and various municipalities’ police and fire departments, none of whom individually represent more than 10% of sales.

Sales and Marketing

For the military (non-ordnance) market, we sell primarily through distributors such as NAMSA and LCI. We have found this to be an efficient and effective model and therefore use this model for the law enforcement and commercial/public safety markets as well. Accordingly, we are utilizing the abilities of distributors who have established key relations with end-users, rather than attempting to sell direct to consumers. The distributors take deliveries from us and then resell our products through their distribution networks to third-party customers, thereby expanding the market for our products at minimal cost to us. In the ammunition market, we sell directly to the prime contractor having the direct contract with the military.

Competitive Strengths

We believe we have many advantages as compared to our competition. For example, we:

•	Own more patents in the chemiluminescent light field than any competitor.

•	Have an active research and development function focused on improving existing technologies and developing new ones for which patent protection will be sought.

•	Have a wide assortment of products that helps meet the needs of major customers.

•	Have high quality, high performance products, while many competitors rely on lower priced/lower quality products.

Competition

For chemiluminescent products for the military (non-ordnance) market, we believe that we have no direct major competitors and that our products are the only ones that currently meet official U.S. and NAMSA military specifications. There are several Asian manufacturers of novelty quality products that occasionally attempt to direct sell their products as military quality, including the fraudulent use of military stock numbers that are placed on the products which we believe have not passed testing. In these cases we rely on the appropriate U.S. and NAMSA agency offices to inspect and reject such products as being non-compliant. We maintain an active program of monitoring such behavior and bringing any such actions to the attention of the appropriate agency personnel.

For the ammunition market, the development period for a new product before final testing and acceptance by the military can be many years. We anticipate that, as acceptance of chemical light applications grow in this market, additional competition will emerge as this market represents potentially large revenues. We are defending against this by continuing to invest in technology upgrades in order to stay ahead of any competitors. In addition, where appropriate, we file patents to protect newly developed technology. Also, we review all products submitted by any competitors in military contract bidding processes to determine whether they meet specifications.

In the commercial/public safety chemical light markets, we compete with a variety of manufacturers and distributors of novelty products. While these manufacturers and distributors appear to lack the quality, market presence and ability to significantly upgrade existing products, customers in these markets may seek lower prices without consideration for these other factors.

Employees

As of December 31, 2011 we had 168 full-time, and 68 on-call part-time employees for participating in training simulations as needed. We operate in local labor markets that provide an adequate supply of labor to compensate for any turnover. We are not party to any collective bargaining agreements, have not experienced any work stoppages and consider our relationship with employees to be sound.

Employee Benefits

For our U.S. employees, we offer wages and benefits that we consider to be competitive in the markets in which we operate. Benefits include medical, dental, life, and disability insurance coverage, paid vacations and holidays and an employee 401(k) savings plan. CTSAS offers its employees benefits consistent with French law and market conditions.

Supply Chain

We currently purchase key raw materials, primarily chemicals, plastics, glass and packaging materials from a limited number of suppliers. We have long-term relationships with these suppliers, and maintain annual purchase orders or, in the case of major chemicals, have a ten-year contract in place which does not expire until the second half of 2012. There are no minimum required purchases under such contracts. In the event of a disruption in the supply of any of the key items, we have identified alternative sources of supply. A stock of raw materials is kept on hand to continue production in the event of an extended supply disruption, providing us time to find alternative suppliers. Raw materials are not considered to be a scarce commodity and we have not experienced supply disruptions in the past. With the expiration of the chemical contract in 2012, we will begin producing the vast majority of our chemical light requirements through CSP, our wholly-owned subsidiary.

The CTI West Springfield facility currently purchases most of its chemicals from a Chinese manufacturer through the long-term contract. Nearly all other materials, including plastics and glass, are purchased domestically. The CTSAS Aix-en-Provence facility purchases most of its chemicals from our West Springfield facility after they have been modified for specific applications. CTSAS purchases its glass, plastics and most other materials from within the European community.

Research and Development

We have an active research and development group with full-time chemists and engineers at both the West Springfield and Bound Brook facilities. Additionally, we utilize consulting chemists as needed for specific projects. Our research and development group is focused on maintaining the high level of quality of existing products; developing improvements to existing products; and, developing new technologies and products with viable commercial applications. We maintain an active program of soliciting feedback and ideas from end-users of products. We incurred research and development expense of $1.9 million and $1.7 million during the years ended December 31, 2011 and 2010, respectively. Additionally, we incurred $0.2 million in capitalized costs for filing new patents in 2011 and $0.3 million in 2010.

Intellectual Property

We rely on the ability to develop patentable technology to help ensure the commercial success of products and technology. Once patents are issued, we follow an active program of monitoring competitors’ products to ensure that our intellectual property is not violated. We currently hold and maintain 55 active U.S. patents, of which we obtained 30 through the two acquisitions in 2011. Additional new patents are pending. Many of these patents are also registered in various foreign countries. These patents include phthalate free formulations, formulas for creating a more consistent light for longer periods, a bio-degradable light stick, flat disks employing a translucent aluminum pouch instead of an ampoule, and various battlefield effects simulators. We expect to file for additional patents during 2012 and thereafter. Patents typically have a 20-year life from date of filing. We had no key patents expire in 2011 and no key patents scheduled to expire in 2012. We do not anticipate a near-term decline in sales as a result of any expiring or expired patents.

Government Regulations

We are subject to the jurisdiction of the State Department of the United States under the International Traffic in Arms Regulations (“ITAR”). Specifically, chemical light infrared products, which are exported from the West Springfield facility to foreign militaries, are subject to these regulations. We must periodically re-register with the State Department for exporting purposes and last did so in June 2011. The renewal that was granted expires June 30, 2012 and is subject to renewal again at that time. We are in good standing with the State Department and the ITAR. We must obtain approval from the State Department for each and every export shipment of chemical light infrared products.

In addition, with the two acquisitions, we now also maintain appropriate licenses with the Food & Drug Administration (“FDA”), the Drug Enforcement Agency (“DEA”) and, the Bureau of Alcohol, Tobacco, Firearms and Explosives. All such licenses are current and expected to be renewed at the appropriate time.

Environmental

We are in compliance with all local, state and national environmental regulations under which we are subject to regulation. All appropriate permits are in place. The cost of compliance with environmental regulations has been and is expected to continue to be negligible.

Backlog

A significant portion of our revenue is generated under indefinite quantity, fixed-price contracts whereby we fulfill orders as they are placed by customers. Once orders are received they are typically fulfilled within three months. As of December 31, 2011 we had total open sales and purchase orders for products that approximated $5.3 million, versus $4.5 million at December 31, 2010.

Segments

We have only one segment for financial reporting purposes under accounting principles generally accepted in the United States.

ITEM1A.	Risk Factors

Budget constraints of the U.S. or foreign governments could reduce revenue.

Sales for which federal or foreign governments and militaries thereof are the ultimate customer accounted for more than 90% of our business in 2011 and 2010. The administration of the President of the U.S. is proposing reductions in overall defense spending. Defense budget discussions are also being discussed in other countries where we provide products to the military. The overall outcome is highly uncertain as well as the extent to which any reductions would directly affect purchases of our products and services. Budget reductions, re-allocations of existing budgets, or spending constraints affecting military spending could cause delays or reductions in the number and value of orders for products, which could reduce revenues.

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

We operate under fixed price contracts with limited annual price escalation features and failure to control costs may reduce profitability.

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

The majority of chemicals, plastics, glass and packaging materials are purchased from a limited number of venders. A disruption in supply from any of these venders could affect our ability to manufacture finished goods for sale on a timely basis. We maintain a safety margin of inventory of these raw materials to rely on in the event of a disruption. However, safety stock may not be adequate in the event of an extended disruption. Additionally, we have identified other vendors from which we could purchase these items in the event of a disruption from existing vendors. The risk of disruption of our chemical supplies should be significantly mitigated when the vast majority of our chemical light requirements are produced by CSP, our wholly-owned subsidiary, beginning in 2012.

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

As a supplier to agencies of various federal, state, local, and foreign governments, we are obligated to comply with a variety of regulations governing operations and the workplace. Unforeseen problems may impact our ability to bring new products to market on a timely basis, secure new contracts or require us to make potentially costly changes to operations which could reduce profitability in order to obtain contracts. Furthermore, some new products will be developed in conjunction with the U.S. Military or the militaries of other nations, which largely dictate the timing of the product development process and over which we have limited control.

Inability to effectively integrate future acquisitions could reduce profitability.

During 2011 we acquired two businesses. We plan to make additional acquisitions in future years, which will require that we effectively and efficiently integrate operations, systems and personnel from those businesses. This process requires, among other things, that we continually evaluate operational and financial systems and controls and enhance those systems and controls as necessary. If we are unable to successfully integrate these acquisitions, it could reduce profitability and detract from future growth opportunities.

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

Revenue, operating results and profitability have fluctuated both on an annual and quarterly basis and, will likely continue to fluctuate. Changes in product mix sold and the timing of sales to customers contribute to the possible material variability of revenue, operating results and profitability. Such volatility may not meet the expectations of management, securities analysts or investors, which in turn may contribute to significant fluctuations in the market price of our common stock.

Revenue, operating results and profitability may be reduced by any major redeployment of troops.

Many of our military products are used both for training and live theater purposes. Generally, per capita soldier consumption of these products is believed to be relatively consistent between the two purposes. The U.S. military has reduced the number of American military personnel stationed in Iraq and has stated plans to decrease the number of American military personnel in Afghanistan. Any major troop realignments, if significant enough in number, could result in a temporary reduction in overall product consumption until troops are redeployed for training or another live theater application.

We operate in increasingly competitive market segments, which may make it more difficult to successfully bid on future contracts.

We expect competition to increase in the future, especially in the ammunition market. We also expect that some competitors, or potential competitors, will feel increasing pressure to underbid government and commercial projects, in order to deploy their workforces and maintain or step up their activity levels. This may make it more difficult to prevail on competitive bids for contracts to the degree we have historically enjoyed, to increase revenue and profitability.

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

Our ability to win new contracts depends on factors outside our control, which could limit revenue and profitability growth.

Our revenue and profitability growth is generally dependent upon the ability to win new contracts. This depends on a number of factors we cannot control, including substitution of our products with products based on an alternative technology. For example, currently, certain battery or electrically powered products may be used as alternatives to some of our chemical light products.

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

CTI is still in the process of resolving pending litigation relating to several contractual disputes arising from the separation of our businesses from Omniglow, LLC. If CTI is not successful in settling the litigation and if CTI does not prevail on the merits of the case, then the current judgment against CTI would be upheld, which could require it to pay damages to Omniglow, LLC. Based on court findings issued to-date, and assuming a significantly adverse outcome, we have accrued a liability on the balance sheet as of December 31, 2011 of approximately $3.6 million. According to the Stock Purchase Agreement dated December 19, 2008, between the former owners and us, the former owners retained the responsibility for paying for all costs and liabilities associated with Civil Action 06-706. Accordingly, we have recorded a receivable for this indemnity in the amount of $3.7 million. While we believe the former owners retain the intent and capacity to pay any damages, there is no assurance such will be the case.

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

Our securities are quoted on the Over-the-Counter Bulletin Board, a NASD-sponsored and operated inter-dealer automated quotation system. Quotation of our securities on the Over-the-Counter Bulletin Board will limit the liquidity and price of securities more than if the securities were quoted or listed on NASDAQ or AMEX

We currently have a small number of beneficial holders, which we believe contributes significantly to limited trading and to limiting the liquidity and price of securities. Furthermore, we believe this contributes to unexpected price volatility.

If we fail to meet financial covenants with our lenders, they would be able to declare an event of default.

If we were unable to meet the financial covenants specified in loan documents, our lenders would be able to declare an event of default. If an event of default were declared, all debts to the lender could become due and payable immediately, which could result in ceasing operations unless new arrangements were made. While management would negotiate and expect to obtain appropriate waivers or other amendments to cure any such default, there is no assurance management would be successful.

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

Holders of the warrants we issued in our initial public offering and private placement will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed to use our best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot assure that we will be able to do so. In addition, some states may not permit us to register the shares issuable upon exercise of warrants for sale. A registration statement under the Securities Act of 1933 relating to the shares of common stock underlying the warrants became effective February 9, 2009 and it is still effective as of December 31, 2011. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws. Since our obligations in this regard are subject to a ‘‘best efforts’’ standard, it is possible that, even if we are able to successfully assert a defense to a claim by warrant holders due to the impossibility of registration, a court may impose monetary damages on us to compensate warrant holders due to the change in circumstances that led to our being unable to fulfill obligations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own the West Springfield, Massachusetts facility which houses all corporate functions, including research and development. The facility is located on ten acres of land in an industrial area and has 200,000 square feet of office, manufacturing and warehousing space. There is adequate space available in the facility to accommodate an increase in operations and staffing. There are no known matters of ground contamination or air quality discharges that exceed acceptable limits. The facility is older and contains asbestos, which is consistent with buildings of its era, but there is no known damaged asbestos requiring remediation. The facility is subject to inspections by various environmental agencies from time to time and no significant violations of any environmental standards have been noted during the period of ownership by the current owners. Environmental violations are not believed to represent a material risk. The facility is subject to a mortgage.

The facility in Aix-en-Provence, France is also owned by us and houses all foreign operations. The facility has 10,000 square feet of office and manufacturing space sitting on two acres and is in good condition. There are no known environmental violations pertaining to the facility and environmental violations are not believed to represent a material risk.

We lease a building in Bound Brook, New Jersey where we manufacture the majority of our chemicals.

We also own a parcel of land located in Colorado Springs, Colorado. Our long-term plans are to convert this land into a customer training site.

ITEM 3.	LEGAL PROCEEDINGS

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

Although we will appeal the final judgment, we have recorded a contingent legal obligation in the full amount of the final ruling (approximately $3.6 million) on our consolidated balance sheet as of December 31, 2011. Since the Former Owners (i) retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (ii) are related parties under U.S. GAAP due to their ownership interest in us and their membership on our board of directors, we have recorded approximately $3.7 million, which includes the $3.6 million contingent legal obligation and other costs we have incurred while litigating Civil Action No. 06-706, as due from related party on our consolidated balance sheet as of December 31, 2011. We believe that the related party receivable is collectible. CTI has filed motions for reconsideration and amendment of findings. In addition, CTI has prepared and will file an appeal of the final decision with the Massachusetts appellate court.

Complaint Regarding Failure to Deliver Warrants

On February 27, 2012, Raviv Shefet filed a complaint (Docket No. 3:12-cv-30040) in the Springfield, Massachusetts Federal District Court, alleging that we failed to deliver common stock warrants to Shefet on a timely basis for services rendered by Shefet prior to April 2008. Shefet seeks damages in an amount to be proven at trial and such other relief as the court deems just and equitable. Shefet claims damages could be as much as $0.9 million. On February 27, 2012, we received a Notice of a lawsuit and request to waive service of a summons from Shefet’s attorney. We have accepted the notice and have 60 days to respond to the complaint. We intend to vigorously defend this complaint. We do not believe the outcome of this matter will have a material effect on our financial results.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, common stock purchase warrants and units, are quoted on the Over-the-Counter Bulletin Board under the symbols ‘‘CYLU,’’ ‘‘CYLUW,’’ and ‘‘CYLUU,’’ respectively. The following table sets forth the high and low sales information for our common stock, common stock purchase warrants and units for the period from January 1, 2010 through March 15, 2012. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low

First quarter 2010	$3.85	$3.35	$0.50	$0.30	$3.50	$3.50
Second quarter 2010	$3.74	$3.00	$0.50	$0.16	$3.50	$3.50
Third quarter 2010	$5.00	$3.01	$1.15	$0.15	$3.50	$3.50
Fourth quarter 2010	$4.20	$3.25	$0.50	$0.19	$3.50	$3.50
First quarter 2011	$5.90	$4.01	$0.62	$0.20	$3.50	$3.50
Second quarter 2011	$5.05	$4.00	$0.40	$0.20	$3.50	$3.50
Third quarter 2011	$4.60	$2.50	$0.23	$0.18	$3.50	$3.50
Fourth quarter 2011	$5.95	$2.10	$0.20	$0.05	$3.50	$3.50
First quarter 2012 through March 15, 2012	$3.85	$3.20	$0.07	$0.05	$3.50	$3.50

Holders of Common Stock

As of March 15, 2012, there were of record 181 holders of common stock, one holder of warrants and one holder of units.

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

Recent Sales of Unregistered Securities

On December 2, 2011, we issued 133,584 common shares to acquire Combat Training Solutions, Inc. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act due to the fact that the offering of the shares was made on a private basis to a small number of recipients.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs

October 1 to October 31	75	(1)	$3.00	—	$—
November 1 to November 30	—		—	—	—
December 1 to December 31	—		—	—	—

(1)	75 shares of our common stock were repurchased from an employee of CTI. These shares were a portion of the shares that this employee received relating to a stock award that recently vested. These shares were purchased to provide the employee with cash to pay personal income taxes arising from the stock award.

ITEM 6:	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 7:          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the following discussion, references to “Cyalume”, “we”, “our”, or the “Company” mean Cyalume Technologies Holdings, Inc. on a consolidated basis. CTI means Cyalume Technologies, Inc. including its wholly-owned subsidiary Cyalume Technologies, S.A.S. (“CTSAS”); CSP means Cyalume Specialty Products, Inc. and, CTS means Combat Training Solutions, Inc. Amounts discussed are generally approximations.

We are a global, technology-based manufacturer primarily providing tactical and training solutions to the military of the U.S. and other select countries, through both products and services. We manufacture chemical light, reflective and battlefield effects simulator products while our services include planning and implementing tactical training exercises simulating real world experiences. We also sell products into the law enforcement, commercial/public safety, and other markets. During 2011, we acquired two businesses (CTS and CSP) that are highly complementary with our business and growth plans. We are actively searching for additional acquisitions that would complement our existing business.

The majority of revenues are derived from sales for the ultimate use by the U.S. Military and various other militaries around the globe. For 2011 there were four direct customers each with revenues greater than 10% of our total revenues: NAMSA, Rheinmetall Waffe Munition, LC Industries, and the Defense Supply Center of the U.S. Military, which together accounted for approximately 66% of total revenues. Additional revenues are derived from sales to commercial markets, including law enforcement and public safety. In the military markets there are longer-term, fixed-price, indefinite-quantity contracts lasting three to five years. They generally provide higher margins because the products are more technologically advanced, versus some of the commercial markets, where advanced technology/performance is generally not as important and therefore competition is greater, resulting in lower margins. See Item 1: Business for greater detail.

Our business is managed and financial results are reported as one segment. Our CEO, who is our chief operating decision maker, focuses on consolidated results to make strategic and tactical decisions. There are several reasons for this. The majority of products are similar in each market and based on the same technologies. Thus management pays attention to individual products as well as individual customers and contracts in terms of pricing and costing. For our largest selling product line, the 6-inch light stick (in its various permutations of color and duration), the manufacturing processes are similar and both the U.S. and European plants make these products. Therefore, the 6-inch light sticks can be and are made at both plants and can be produced and shipped from one plant to the other to help meet peak periods of demand. In addition, important functions such as marketing and research and development (“R&D”) manage their activities and allocate their resources from a strategic viewpoint and generally not on the basis of where a product is made or who it might be sold to. Overall financial performance is evaluated based on the following consolidated items: revenues; gross profit and gross margin; selling/research and development/administrative expenses; and cash flow. Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) is used as a performance measure of operational cash flows. Consolidated EBITDA is also the key financial performance component for our lenders covenant compliance. Product performance is evaluated based on unit cost of production and number of units produced and sold across all markets. All of these measures are evaluated against results for prior periods and against budgets.

Cyalume is currently a smaller reporting company based on outstanding equity held by non-affiliates having a market value under $75 million as of our most recently completed second quarter. Therefore, only two years of audited financial statements are presented.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for certain items such as reserves for inventory, accounts receivable and deferred tax assets; assessing the carrying value of intangible assets including goodwill; determining the useful lives of property, plant and equipment and intangible assets; determining asset retirement obligations; and, determining the fair value of contingent consideration. Estimates are based on historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Revenue Recognition

Revenue from the sale of products or providing of services is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer. Depending on the terms of the individual sales arrangement with our customer, sales are recognized at either the shipping point or upon receipt by the customer. Costs and related expenses to manufacture the products are recorded as costs of goods sold when the related revenue is recognized.

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

In February 2012, we completed an audit by the IRS of our tax returns for the years 2008 and 2009. There were no adjustments to those tax returns.

Goodwill

Goodwill is deemed to have an indefinite life and accordingly, is not subject to annual amortization. Goodwill is subject to annual impairment reviews, and, if conditions warrant (a “triggering event”), interim reviews based upon its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined.

We performed the first step of the traditional two-step process for assessing goodwill for impairment as of August 31, 2011. That first step of the two-step process requires a comparison of our estimated fair value versus our carrying (book) value per our consolidated financial statements. If our carrying value exceeded our fair value, further analysis (step 2 of the two-step process) would be required to determine the amount, if any, that our goodwill was impaired as of August 31, 2011. Step 1 of our analysis indicated that our fair value was significantly greater than our carrying value as of August 31, 2011, therefore step 2 of the goodwill impairment assessment was not required and our goodwill was not considered to be impaired. Further, we noted no events or circumstances that occurred subsequent to August 31, 2011 that indicated that goodwill impairment existed as of December 31, 2011.

Intangible Assets

Intangible assets include developed technologies and patents, customer relationships, customer backlog, non-compete agreements and certain trade names, which are amortized over their estimated useful lives, and other trademarks and trade names, which are considered to have indefinite useful lives and therefore are not amortized. The carrying amounts of intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. Costs incurred to register new patents or defend existing patents are capitalized while costs to renew or extend the term of intangible assets are expensed when incurred.

Contingent Consideration

We purchased both CSP and CTS using a combination of cash, common stock and contingent consideration. The contingent consideration represents the present value of payments expected to be made in 2014 to the sellers of the businesses following the achievement of certain financial performance targets in 2012 and 2013. The contingent consideration is updated to fair value at the end of each reporting period.

Considerable judgment is applied by management when estimating the fair value of the contingent consideration. The contingent consideration liabilities’ fair value is determined by calculating the present value of the estimated liability that is expected to be paid in the future. This requires the use of (i) estimated future discount rates and (ii) hypothetical scenarios in which the consideration could be earned and weighting those scenarios based on our expectations that those scenarios will actually occur. Such assumptions may not reflect actual future results.

Inventories

Inventories are stated at the lower of cost (on a first-in first-out (“FIFO”) method) or net realizable value. We periodically review the realizability of inventory. Provisions are recorded for potential obsolescence which requires management’s judgment. Conditions impacting the realizability of inventory could cause actual write-offs to be materially different than provisions for obsolescence.

Foreign Operations and Currency

Accounts of our foreign subsidiary are recorded using their local currency (the euro) as the functional currency. For consolidation, revenues and expenses are converted to U.S. dollars using the average exchange rate for the month in which they were recorded. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income, net in the statement of income in the period the gain or loss occurred.

Business Combinations

We use the “acquisition method” to account for all business combinations. All acquisitions are reviewed to determine if they constitute a “business” under U.S. GAAP. All identifiable assets and liabilities of an acquired business are recorded at their fair values as of the date we obtain control of the business. The fair values of identifiable assets and liabilities are estimated using a variety of approaches allowed under U.S GAAP, including appraisals and present value techniques. Any excess of the consideration paid to acquire the business over the fair values of the acquired and identifiable assets and liabilities is recorded as goodwill. We determine the date we obtain control of a business to be the date on which we gain the ability to determine the direction of management and policies over that acquired business.

Recent Accounting Pronouncements

The following are recent accounting pronouncements that have affected our consolidated financial statements or may affect them in the future.

In September 2011, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends ASC 350 Intangibles—Goodwill and Other. ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances, such as financial performance, economic conditions and loss of key personnel, for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted. We adopted ASU 2011-08 for our annual goodwill impairment test performed as of August 31, 2011 with no material impact on our financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends ASC 220 Comprehensive Income. ASU 2011-05 requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 does not affect how earnings per share is calculated or presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. Early application is permitted. Because we currently present comprehensive income within our consolidated statement of changes in stockholders' equity and comprehensive income, we will need to change our presentation of comprehensive income upon adopting ASU 2011-05. In December 2011, certain guidance in ASU 2011-05 was deferred by Accounting Standards Update No. 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. Because we don’t expect any such reclassification adjustments, we do not anticipate that the adoption of ASU 2011-12 will have a material impact on our financial position or the results of our operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amends ASC 820 Fair Value Measurement. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements. Although ASU 2011-04 is not expected to have a significant effect on practice, it changes some fair value measurement principles and disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and must be applied prospectively. Early application is not permitted. We do not anticipate that the adoption of ASU 2011-04 will have a material impact on our financial position or the results of our operations.

Results of Operations

Overall Perspective: Financial results for 2011 were disappointing as revenues significantly decreased. We believe that the uncertainty resulting from the budget setting issues/delays by the U.S. government, combined with the drawdown/reassignment of military troops in Iraq, had a significant adverse impact on our business. Many of our products are sold under indefinite quantity type contracts whereby we fulfill orders as they are placed by customers. We do not have insight into why military customers order at the times or quantities that they do, however, we saw no indication that the underlying usage of our products has diminished. However, our customer, LCI, reported that in response to the budget and troop matters just noted, during 2011 they decreased the amount of inventory of our products that they carried by several million U.S. dollars. In addition, from discussions with various military personnel, our belief is that the U.S. Military also drew down their stocks of our products. These stocking drawdowns directly and adversely impacted our revenues. We expect the softness in sales we experienced in the later part of 2011 to continue into 2012, at least until the second quarter.

Revenues:    Total revenues for 2011 of $34.7 million decreased by approximately $3.3 million from 2010. Price increases under long-term military contracts accounted for approximately just under 2% of the 2011 revenues. The following table depicts revenues by sales category, as discussed in Item 1: Business. This table is prepared to help analyze major trends / impacts on the business. In managing the business, we do not prepare profitability statements or track assets / costs by these categories; the business is operated as a single segment.

Category ($ in millions)	2011	2010	Change
Military (non-ammunition)	$23.8	$27.6	$(3.8)
Ammunition	5.2	7.4	(2.2)
Law enforcement / commercial / public safety	3.8	3.0	0.8
Subtotal	32.8	38.0	(5.2)
Other	1.9	—	1.9
Total	$34.7	$38.0	$(3.3)

Military (non-ammunition): We believe that the stocking drawdowns discussed above are the predominant reason for this decrease for 2011 from the prior year.

Ammunition: Revenues decreased due to lower purchases by the military of existing products and sales of new products did not meet expectations.

Law enforcement / commercial / public safety: There were no significant events that caused the increase in sales; the increase was attributable to new customers and increased sales to existing customers.

Other revenues were generated from our subsidiary CSP, which was purchased during 2011.

Gross profit: Gross profit at $16.1 million for 2011decreased approximately $3.0 million compared to 2010. The gross margin for 2011 was 46.5% compared to 50.4% for 2010. Excluding results for the two acquisitions, gross profit for 2011 would have been $15.4 million or a decrease of approximately $3.8 million from 2010. Excluding the two acquisitions, gross margin would have been 42.4%, a difference of 8.0% from the 50.4% of 2010. Of this 8.0%, most of it was attributable to lower production resulting in decreased overhead absorption. The remainder of the difference, representing the net effect of product mix changes, cost increases and sales price increases, was negligible.

Expenses: Sales and marketing expenses increased primarily due to the hiring of additional sales personnel and the addition of the ongoing expenses of CSP and CTS, whose combined selling expenses in 2011 were $.1 million. General & administrative expenses increased primarily due to legal and other professional fees related to the process of acquiring both CSP and CTS, as well as the addition of the ongoing expenses of both. CSP and CTS’ general & administrative expenses in 2011 totaled $1.5 million. Research and development expenses increased primarily due to the addition of the ongoing expenses of CSP, whose research and development expenses totaled $.2 million in 2011.

Interest expense, net: Interest expense declined in 2011 due to lower outstanding debt levels.

Amortization of intangible assets and impairment losses: Amortization expense for 2011was only slightly higher than the prior year as the amortization expense of intangible assets for both CSP and CTS was less than $0.2 million due to the abbreviated amount of time they were consolidated into our results in 2011.

Other income, net: Other income in 2011 primarily represented amounts earned for research and development work performed by us. These amounts are recorded when earned. The other income recorded in 2010 was primarily the collection of account receivable balances that had been written off in prior years.

Provision for (benefit from) income taxes: The reduction in pre-tax net income from 2010 to 2011 is the primary factor in the $2.0 million change in the 2011 benefit from income taxes over the 2010 provision for income taxes. The effective tax rate for 2011 of (961%) is lower than the 2010 rate of 39% primarily due to the reduction of the valuation allowance on foreign tax credits as well as due to the creation of additional foreign tax credits on earnings of our foreign subsidiary.

Foreign exchange rates: If 2011’s operating results in foreign currencies from CTSAS had been translated using the foreign exchange rates used to translate 2010’s operating results, 2011 revenues would have been approximately $0.5 million lower than reported and 2011 net income would have been approximately $0.1 million lower than reported.

Balance Sheet

Accounts receivable were higher at the end of 2011 compared to the prior year. Of this increase, approximately $1.0 million is attributable to CSP and CTS. The remainder of the increase is due to timing differences for billing / collections.

Inventories were higher at the end of 2011 compared to the prior year. Of this increase, approximately $1.5 million was attributable to CSP and CTS, which we acquired in 2011. Inventory balances fluctuate from a combination of recent sales activity and the timing of purchases of raw materials. Certain raw materials are purchased only several times a year due to long lead times and the desire to purchase in bulk, while other materials are purchased more frequently.

Property, plant and equipment increased at the end of 2011 over the prior year. The majority of the increase is attributable to the acquisitions of CSP and CTS in 2011.

Net intangible assets increased at the end of 2011 over the prior year. Excluding the intangible assets acquired from CSP and CTS would have resulted in a decrease from the prior year of approximately $1.5 million since costs incurred to register new patents or defend existing patents was more than offset by amortization.

Accounts payable and accrued expenses at the end of 2011, on a combined basis, decreased from the prior year by $0.4 million. Excluding the accounts payable and accrued expenses acquired from CSP and CTS, the 2011 total would have decreased by $0.9 million, largely due to the timing of vender payments.

Net non-current deferred income tax liabilities decreased at the end of 2011 over the prior year, primarily as a result of the following:

•	Decreased by foreign tax credits generated;
•	Net decrease to the balance of unrepatriated earnings of CTSAS;
•	Decreased by non-deductible stock-based compensation for tax purposes;
•	Net increases to the financial reporting carrying value of various identified intangible assets as a result of:
o	the increase in deferred tax liability required to be recognized on identified intangible assets as a result of the acquisition of CTS stock, and
o	decreased by annual amortization expense of previously acquired identified intangible assets;
•	Net increases to the carrying value of fixed assets as a result of annual depreciation expense differences.

A valuation allowance of approximately $3.9 million still remains on deferred federal tax assets for the carryforward of foreign tax credits, which we do not anticipate using in the near-term. The utilization of this asset is dependent upon generation of significant revenues from sources outside the U.S. During 2011, we reduced the valuation allowance from $4.1 million to $3.9 million due to the expected use of foreign tax credits in the near term.

We had federal net operating loss carryforwards amounting to $2.4 million and $5.0 million at December 31, 2011 and 2010, respectively. The net operating loss carryforward at December 31, 2011 expires in fiscal years 2025 through 2029. Internal Revenue Code Section 382 limits utilization of these losses to $3.2 million per year. It is possible that future changes in ownership could result in changes to the amounts allowed by IRC Section 382. State net operating loss carryforwards amounted to $3.5 million and $6.2 million as of December 31, 2011 and 2010, respectively.

Derivatives liability decreased in 2011 over the prior year due primarily to the value of interest rate swaps trending towards a $0 fair value as their maturity in December 2013 approaches. Secondarily, the derivatives liability decreased due to an increase in the value of currency forward contracts; that increase in value is due to changes in foreign exchange rates after we entered into those contracts.

We have recorded an approximately $3.6 million litigation award payable and a related approximately $3.7 million receivable from a related party. This payable and receivable are based on a July 2011 ruling against CTI under Civil Action No. 06-706. See Part I. Item 3 “Legal Proceedings” for additional information.

Liquidity and Capital Resources

As of December 31, 2011, cash was $3.0 million versus $4.1 million as of December 31, 2010. Net cash provided by operating activities declined due mostly to the decrease in revenues leading to lower amounts of cash received from customers. Also contributing were timing differences affecting tax payments, vender payments and collections of receivables. Net cash used in investing activities increased due mostly to the use of $2.5 million of cash for the acquisitions of CSP and CTS, which is net of cash acquired of $.2 million. Net cash provided by financing activities increased due primarily to lower principal payments on our notes payable and line of credit in 2011 and to proceeds from the issuance of our common stock during 2011.

Capital expenditures for 2012 are expected to be funded from existing cash and operating cash flows.

We are actively searching for potential acquisitions that would complement our existing business. Any acquisition could be financed by a combination of cash, equity and/or debt. During 2011, we purchased two businesses: CSP for $2.5 million cash, 712,771 shares of our common stock valued at $2.5 million and, contingent consideration to be earned if certain financial targets are met during 2012 and 2013; and, CTS for $0.25 million cash, a promissory note for $0.25 million payable April 5, 2012, 133,584 shares of our common stock valued at $0.5 million and, contingent consideration to be earned if certain financial targets are met during 2012 and 2013. The contingent consideration, if earned, is payable by a combination of cash and our common stock in 2014. We have recorded a liability of $3.7 million for this contingent consideration; the actual amount to be paid for this liability ranges from $0 to $12.75 million in cash and our common stock. If earned, we expect to be able to pay the cash portion out of incremental cash generated by the acquired business.

On March 18, 2011 we sold 871,823 unregistered shares of common stock to institutional investors in a private placement at a price of $4.60 per share. These unregistered shares were sold under exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act. We registered those shares for resale within 45 days of the sale. The consideration paid by investors consisted of approximately $3.5 million in cash and the cancellation of 1,015,000 public warrants, which were valued at $.50 per warrant. Proceeds were used for the acquisitions of CSP and CTS and for general corporate purposes.

In July 2011, we closed on securities exchange agreements with several subordinated note holders whereby we issued 736,334 shares of common stock as payment in full for $3.4 million of principal and accrued interest. The common stock was also valued at $4.60 per share. Settling these notes payable eliminated the need for a substantial cash outlay in 2014 to repay these notes.

Scheduled principal and interest cash payments on senior and subordinated debt for 2012 are $1.9 million and $1.7 million, respectively, compared to $1.8 million and $1.9 million, respectively, in 2011. Interest payments in 2012 will be lower than 2011 due to a lower debt balance from the continuing monthly principal payments to be made on the senior debt. All 2012 principal and interest payments, as well as the related party note payable of $0.25 million, are expected to be funded from existing cash and operating cash flows. We believe we will have adequate cash to sustain our operations during 2012.

We achieved our financial covenants as of December 31, 2011. To guard against the possibility of not meeting lenders’  financial covenants that might be caused by continuing softness in demand, we obtained amendments to our credit agreements that reset financial covenants. The reset amended financial covenants are effective beginning in 2012. We expect to meet our financial covenants for 2012 and, that cash provided by the business will be adequate to meet our needs, exclusive of any requirements for acquisitions.

The Company did not pay a dividend in 2011 and has no plans to do so.

Off-Balance Sheet Arrangements

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of disclosure controls and procedures were effective as of December 31, 2011.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of December 31, 2011.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during our last fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,166,333	3.44	197,419
Equity compensation plans not approved by security holders	—	—	—
Total	1,166,333	3.44	197,419

Security Ownership of Certain Beneficial Owners

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial statements filed as part of this report

		Consolidated Statements of Income
		Consolidated Balance Sheets
		Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
		Consolidated Statements of Cash Flows

	(2)	Financial statement schedule filed as part of this report
		Schedule II – Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement dated February 14, 2008 by and among Vector Intersect Acquisition Corporation, as the Parent, Cyalume Acquisition Corp., a Delaware corporation, as the Purchaser, Cyalume Technologies, Inc. and GMS Acquisition Partners Holdings, LLC. (1)
2.2	Amendment No. 1 to Stock Purchase Agreement, dated October 22, 2008. (2)
2.3	Amendment No. 2 to Stock Purchase Agreement, dated December 17, 2008. (3)
2.4	Amendment No. 3 to Stock Purchase Agreement, dated December 18, 2008. (3)
3.1	Fifth Amended and Restated Certificate of Incorporation. (3)
3.2	By-laws. (4)
4.1	Specimen Common Stock Certificate. (4)
4.2	Specimen Unit Certificate. (4)
4.3	Specimen Warrant Certificate. (4)
4.4	Form of Unit Purchase Option to be granted to the representative. (4)
4.5	Registration Rights Agreement dated March 18, 2011. (8)
10.1	Form of Stock Escrow Agreement among the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders. (4)
10.2	Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and the Private Placement Purchasers. (4)
10.3	Subordinated Loan Agreement dated as of July 29, 2010 among Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., the Lenders and other financial institutions or other entities from time to time parties thereto and Granite Creek Partners Agent, LLC as Agent. (5)
10.4	Subordinated Security and Pledge Agreement dated as of July 29, 2010 between Cyalume Technologies, Inc. and Granite Creek Partners Agent, LLC. (5)
10.5	Subordinated Guaranty Agreement dated as of July 29, 2010 entered into by Cyalume Technologies Holdings, Inc. for the benefit of Granite Creek Partners Agent, LLC. (5)
10.6	Subordinated Stock Pledge Agreement dated as of July 29, 2010 entered into by Cyalume Technologies Holdings, Inc. (5)
10.7	Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 29, 2010 among Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., the Lenders and the other financial institutions or other entities from time to time parties thereto and TD Bank, N.A., a national banking association, as Agent and as Lender. (5)
10.8	Form of Warrant issued to Granite Creek FlexCap I, L.P. (5)
10.9	Form of Warrant issued to Patriot Capital II, LP. (5)
10.10	Registration Rights Agreement between CTHI and Granite Creek FlexCap I, L.P. (5)
10.11	Registration Rights Agreement between CTHI and Patriot Capital II, LP. (5)
10.12	Extension of deadline (contained in the TD Bank Second Amendment to Credit Agreement and Limited Waiver dated December 7, 2009) to receive at least $3.0 million in new subordinated debt or from an equity offering from April 30, 2010 to June 30, 2010. (6)
10.13	Extension of deadline (contained in the TD Bank Second Amendment to Credit Agreement and Limited Waiver dated December 7, 2009) to receive at least $3.0 million in new subordinated debt or from an equity offering from June 30, 2010 to July 31, 2010. (7)
10.14	Share Purchase Agreement dated March 18, 2011. (8)
10.15	Amendment No. 1 to the Employee Agreement of Derek Dunaway dated May 9, 2011. (9)
10.16	Amendment No. 1 to the Employee Agreement of Edgar E. Cranor dated May 9, 2011. (9)

10.17		Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Rodman Principal Investments, LLC dated June 30, 2011. (10) (10.1)
10.18		Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Winston Churchill dated July 7, 2011. (10) (10.2)
10.19		Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Thomas Rebar dated July 7, 2011. (10) (10.3)
10.20		Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Wayne Weisman dated July 7, 2011. (10) (10.4)
10.21		Amendment No. 2 to the Employee Agreement of Derek Dunaway. (11) (10.5)
10.22		Amendment No. 1 to the Employee Agreement of Michael Bielonko. (11) (10.6)
10.23		Amendment No. 2 to the Employee Agreement of Edgar E. Cranor. (11) (10.7)
10.24		Asset Purchase Agreement dated August 31, 2011 among Cyalume Technologies Holdings, Inc., Cyalume Specialty Products, Inc., JFC Technologies, LLC and Selling Members of Seller. (11) (10.8)
10.25		Registration Rights Agreement between Cyalume Technologies Holdings, Inc., James G. Schleck, James R. Schleck, Jame Fine Chemical, Inc., and JFC Technologies, LLC dated as of August 31, 2011. (11) (10.9)
10.26		Lease Agreement between Brook Industrial Park, LLC and Cyalume Specialty Products, Inc. (11) (10.10)
10.27	*	Stock Purchase Agreement dated December 22, 2011 among Cyalume Technologies Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., and Antonio Colon.
10.28	*	Registration Rights Agreement, dated as of December 22, 2011, between Cyalume Technologies Holdings, Inc., and Antonio Colon.
10.29		Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan. (12)
10.30	*	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement between Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., Cyalume Realty, Inc., Cyalume Specialty Products, Inc. and TD Bank, N.A. dated March 30, 2012.
10.31	*	Second Amendment to Subordinated Loan Agreement between Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., Cyalume Realty, Inc., Cyalume Specialty Products, Inc., Granite Creek Partners Agent, LLC, Granite Creek Flexcap I, L.P. and Patriot Capital II, L.P. dated March 30, 2012.
10.32		Services Agreement by and among the Company, Cyalume Technologies, Inc. and East Shore Ventures, LLC dated as of April 2, 2012. (13) (10.1)
10.33		Inducement Agreement by and between East Shore Ventures, LLC and Zivi Nedivi (13) (10.2)
10.34		Separation Agreement and General Release by and between Cyalume Technologies, Inc. and Derek Dunaway effective as of April 2, 2012 (13) (10.3)
14.1	*	Code of Conduct and Ethics.
16.1		Letter from CCR LLP. (14)
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Grant Thornton, LLP
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K dated February 14, 2008 and filed with the Commission February 21, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K dated October 22, 2008 and filed with the Commission November 4, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K dated December 17, 2008 and filed with the Commission December 23, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-127644) filed August 18, 2005.
(5)	Incorporated by reference to the Current Report on Form 8-K dated July 29, 2010 and filed with the Commission August 3, 2010.
(6)	Incorporated by reference to the Current Report on Form 8-K dated April 30, 2010 and filed with the Commission May 6, 2010.
(7)	Incorporated by reference to the Current Report on Form 8-K dated June 30, 2010 and filed with the Commission July 8, 2010.
(8)	Incorporated by reference to the Current Report on Form 8-K dated March 18, 2011 and filed with the Commission March 21, 2011.
(9)	Incorporated by reference to our Form 10-Q dated June 30, 2011 and filed with the Commission August 10, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(10)	Incorporated by reference to the Current Report on Form 8-K dated June 30, 2011 and filed with the Commission July 7, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(11)	Incorporated by reference to our Form 10-Q dated September 30, 2011 and filed with the Commission November 14, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(12)	Incorporated by reference to Exhibit A of the definitive Proxy Statement filed with the Commission April 30, 2009 pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.
(13)	Incorporated by reference to the Current Report on Form 8-K dated March 30, 2012 and filed with the Commission April 5, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(14)	Incorporated by reference to the Current Report on Form 8-K dated November 28, 2011 and filed with the Commission December 2, 2011.

*	Filed herewith.

INDEX TO FINANCIAL STATEMENTS

Cyalume Technologies Holdings, Inc.

Years ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cyalume Technologies Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Cyalume Technologies Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The consolidated financial statements of the Company as of and for the year ended December 31, 2010 were audited by CCR LLP. We have since succeeded to the practice of such firm.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyalume Technologies Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Glastonbury, Connecticut

April 16, 2012

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Income

(in thousands, except shares and per share information)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
Revenues	$34,703	$38,024
Cost of goods sold	18,568	18,857
Gross profit	16,135	19,167

Other expenses (income):
Sales and marketing	4,402	3,471
General and administrative	6,135	5,520
Research and development	1,888	1,663
Interest expense, net	2,330	2,559
Interest expense – related party	43	66
Amortization of intangible assets	1,805	1,794
Other income, net	(430)	(184)
Total other expenses	16,173	14,889

Income (loss) before income taxes	(38)	4,278
Provision for (benefit from) income taxes	(365)	1,665
Net income	$327	$2,613

Net income per common share:
Basic	$.02	$.17
Diluted	$.02	$.15

Weighted average shares used to compute net income per common share:
Basic	16,911,103	15,483,243
Diluted	18,470,638	16,806,275

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except shares and per share information)

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash	$2,951	$4,086
Accounts receivable, net of allowance for doubtful accounts of $206 and $62, respectively	3,339	1,925
Inventories	11,393	9,920
Income taxes refundable	38	—
Deferred income taxes	386	931
Prepaid expenses and other current assets	559	429
Total current assets	18,666	17,291

Property, plant and equipment, net	10,417	8,509
Goodwill	55,329	51,244
Other intangible assets, net	22,007	20,912
Due from related party	3,721	—
Restricted cash	600	—
Other noncurrent assets	154	286
Total assets	$110,894	$98,242

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,592	$1,453
Accounts payable	1,948	2,185
Accrued expenses	2,179	2,362
Notes payable to related party	250	—
Current portion of capital lease obligation	43	—
Income tax payable	—	700
Total current liabilities	6,012	6,700

Notes payable, net of current portion	18,975	22,715
Notes payable due to related parties, net of current portion	—	1,131
Line of credit due to related party	755	—
Deferred income taxes	7,145	8,147
Contingent consideration	3,699	—
Derivatives	273	365
Asset retirement obligation	175	166
Capital lease obligation, net of current portion	30	—
Contingent legal obligation	3,627	—
Total liabilities	40,691	39,224

Commitments and contingencies	—	—

Stockholders' equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 18,311,228 and 15,748,570 issued and outstanding, respectively	18	16
Additional paid-in capital	100,334	89,452
Accumulated deficit	(29,453)	(29,780)
Accumulated other comprehensive loss	(696)	(670)
Total stockholders’ equity	70,203	59,018
Total liabilities and stockholders' equity	$110,894	$98,242

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

(in thousands, except shares)

					Accumulated
	Common Stock		Additional		Other	Total
	Number		Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	of Shares	Amount	Capital	Deficit	Loss	Equity	Income
Balance at December 31, 2009	15,405,570	$15	$87,926	$(32,393)	$(16)	$55,532
Share-based compensation expense	298,000	—	1,181	—	—	1,181	$—
Common stock issued to settle payable to related party	45,000	1	145	—	—	146	—
Warrants issued in conjunction with convertible debt	—	—	200	—	—	200	—
Foreign currency translation adjustments	—	—	—	—	(486)	(486)	(486)
Unrealized loss on cash flow hedges, net of taxes of $100	—	—	—	—	(168)	(168)	(168)
Net income	—	—	—	2,613	—	2,613	2,613
Comprehensive income	—	—	—	—	—	—	$1,959
Balance at December 31, 2010	15,748,570	$16	$89,452	$(29,780)	$(670)	$59,018

Shares issued – private placement	871,823	1	3,431	—	—	3,432	—
Shares issued – cashless option exercise	450	—	—	—	—	—	—
Shares issued – cashless warrant exercise	6,060	—	—	—	—	—	—
Shares issued – extinguishment of notes payable	483,046	—	2,212	—	—	2,212	—
Shares issued – extinguishment of notes payable to related party	253,288	—	1,160	—	—	1,160	—
Shares issued – business combinations	846,355	1	2,999	—	—	3,000	—
Repurchase and retirement of common stock	(28,114)	—	(134)	—	—	(134)	—
Share-based compensation expense	129,750	—	1,207	—	—	1,207	—
Adjustment to the accounting for warrants issued in July 2010 in conjunction with issuance of subordinated term loan	—	—	7	—	—	7	—
Foreign currency translation adjustments	—	—	—	—	(67)	(67)	(67)
Unrealized gain on cash flow hedges, net of taxes of $(23)	—	—	—	—	41	41	41
Net income	—	—		327	—	327	327
Comprehensive income	—	—	—	—	—	—	$301
Balance at December 31, 2011	18,311,228	$18	$100,334	$(29,453)	$(696)	$70,203

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$327	$2,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,150	833
Amortization	2,281	2,142
(Benefit from) provision for deferred income taxes	(1,267)	948
Stock-based compensation expense	1,207	1,181
Other non-cash expenses	304	315
Changes in operating assets and liabilities:
Accounts receivable	(1,115)	1,295
Inventories	(37)	(740)
Prepaid expenses and other current assets	(125)	2
Accounts payable and accrued liabilities	(1,008)	(561)
Restricted cash	150	—
Income taxes payable, net	(778)	976
Net cash provided by operating activities	1,089	9,004

Cash flows from investing activities:
Payments relating to business combinations, net of $222 cash acquired	(2,528)	—
Proceeds from disposal of long-lived assets	—	207
Purchases of long-lived assets	(1,323)	(1,626)
Net cash used in investing activities	(3,851)	(1,419)

Cash flows from financing activities:
Net repayment of line of credit	—	(3,200)
Proceeds from notes payable and warrants	—	7,942
Principal payments on notes payable	(1,753)	(9,890)
Payments to reacquire and retire common stock	(134)	—
Net payments of debt issue costs	—	(271)
Proceeds from issuance of common stock	3,432	—
Principal payments on capital lease obligations	(4)	—
Net cash provided by (used in) financing activities	1,541	(5,419)

Effect of exchange rate changes on cash	86	(83)
Net increase (decrease) in cash	(1,135)	2,083
Cash, beginning of period	4,086	2,003
Cash, end of period	$2,951	$4,086

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

1.	BACKGROUND AND DESCRIPTION OF BUSINESS

These consolidated financial statements and footnotes include the financial position and operations of Cyalume Technologies Holdings, Inc. (“Cyalume”), a holding company that is the sole shareholder of Cyalume Technologies, Inc. (“CTI”) and of Cyalume Specialty Products, Inc. (“CSP”). CTI is the sole shareholder of Cyalume Technologies, SAS (“CTSAS”), Cyalume Realty, Inc. (“CRI”) and Combat Training Solutions, Inc. (“CTS”).

CTI and CTSAS manufacture and sell chemiluminescent products and reflective and photoluminescent materials to military, ammunition, commercial and public safety markets. CTSAS is located in France and represents us in certain international markets, primarily Europe and the Middle East. CTI sells to customers in all other geographic markets. CTI’s and CTSAS’ business operations constitute the majority, based on revenues and assets, of our consolidated business operations.

CSP manufactures and sells high-performance specialty polymers and pharmaceutical products to customers predominantly in the pharmaceutical and military polymer markets. CSP’s operations are located in Bound Brook, New Jersey.

CRI owns land located in Colorado Springs, Colorado.

CTS provides its customers with realistic training simulation devices and their associated consumables. These products allow military and law enforcement professionals to maintain operational readiness through safe, live training and hands-on situational exercises.

The accompanying consolidated financial statements include the accounts of Cyalume, CTI, CSP, CTSAS, CRI and CTS and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2011 presentation.

Foreign Operations

The accounting records of CTSAS are maintained in Euros, their local and functional currency. Revenue and expense transactions are translated to U.S. dollars using the average exchange rate of the month in which the transaction took place. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are translated to U.S. dollars using the exchange rate in effect as of the date of the equity transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income or loss in the statement of income in the period the gain or loss occurred.

Comprehensive Income

Comprehensive income accounts for changes in stockholders’ equity resulting from non-stockholder sources. All transactions that would cause comprehensive income to differ from net income have been recorded and disclosed and relate to (i) the translation of the accounts of our foreign subsidiary and (ii) the effective portion of activities designated as hedges for hedge accounting purposes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for certain items such as provisions for inventory, accounts receivable and deferred tax assets; assessing the carrying value of intangible assets including goodwill; determining the useful lives of property, plant and equipment and intangible assets; and in determining asset retirement obligations. Estimates are based on historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Inventories

Inventories are stated at the lower of cost (on a first-in first-out (“FIFO”) method) or net realizable value. The cost of inventory consists of raw material content, labor costs to produce the inventory and overhead costs incurred during production of the inventory. We periodically review the realizability of inventory. Provisions are recorded for potential obsolescence which requires management’s judgment. Conditions impacting the realizability of inventory could cause actual write-offs to be materially different than provisions for obsolescence.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed under the straight-line method over the estimated useful lives of four to eight years for equipment and 30 years for buildings and improvements.

Goodwill

Goodwill is deemed to have an indefinite life and accordingly, is not subject to annual amortization. Goodwill is subject to annual impairment reviews as of August 31, and, if conditions warrant, interim reviews based upon its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined.

Intangible Assets

Intangible assets are amortized over their estimated useful lives.  Costs associated with renewing or extending the terms associated with intangible assets are expensed as incurred.  Costs to third parties that are related to internally developing or successfully defending an intangible asset are capitalized as part of the intangible asset developed or defended and amortized over that asset’s useful life. Such costs to third parties that are related to patent applications that are ultimately rejected by the relevant government authority are expensed upon rejection. The useful lives used for amortization of intangible assets are as follows:

Useful lives
Patents and developed technologies	See (1)
Purchased customer relationships	9 – 13 years
Trademarks and trade names	(2)
Customer backlog	4 months
Non-compete agreements	5 years

(1)	Each patent has its own legal expiration date and therefore its own useful life. Generally, our patents’ legal lives begin when the related patent application is filed with the relevant government authority and ends 20 years thereafter. We begin amortizing patent costs incurred when the relevant government authority approves the related patent. Patents recorded as of December 31, 2011 will expire in years 2012 through 2031.

(2)	Trademarks and trade names of CTI are deemed to have an indefinite life and accordingly, are not subject to annual amortization. CTI’s trademarks and trade names are subject to annual impairment reviews as of August 31, and, if conditions warrant, interim reviews based upon their estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined. Our annual impairment review as of August 31, 2011 indicated that no impairment of CTI’s trademarks or trade names had occurred. We expect to use CTS’ trademark for approximately two years as of December 31, 2011 and therefore the cost of CTS’ trademark will be amortized over that period.

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

Impairment charges, if any, are recorded in the period in which the impairment is determined. In the event of an impairment charge, the identifiable assets’ post-impairment carrying value will continue to be amortized or depreciated over their useful lives and be reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the years ended December 31, 2011 and 2010.

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

Derivatives

Derivatives are recorded at their fair value as of the balance sheet date. If a derivative qualifies for “hedge accounting” under U.S. GAAP and has been designated as a hedge by us, then we record the “effectively hedged” portion, as defined by U.S. GAAP, of changes in such derivatives’ fair value in accumulated other comprehensive loss, which is a component of our stockholders’ equity. We record (i) ineffectively hedged portions of such changes in fair value or (ii) changes in the fair value of derivatives not designated as a hedge in our consolidated statement of income in the period the change occurred. On the consolidated statement of cash flows, cash flows from derivative instruments accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged.

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

Revenue Recognition

Revenue from the sale of products or the providing of services is recognized when the earnings process is complete, the amount of revenue can be determined, and the risks and rewards of ownership have transferred to the customer. Depending on the terms of the individual sales arrangement with our customer, product sales are recognized at either the shipping point or upon receipt by the customer. Costs and related expenses to manufacture the products are recorded as costs of goods sold when the related revenue is recognized.

We have several significant contracts providing for the sale of indefinite quantities of products at fixed per unit prices, subject to adjustment for certain economic factors. Revenue under these contracts is recognized when products ordered under the contracts are received by the customer. Whenever costs change, we review the pricing under these contracts to determine whether they require the sale of products at a loss. To date, we have no loss contracts which would require the accrual of future losses in the current financial statements.

Taxes Collected from Customers

Sales taxes collected from customers are not considered revenue and are included in accounts payable and accrued expenses until remitted to the taxing authorities.

Shipping and Handling Costs

Outbound shipping and handling costs are included in sales and marketing expenses in the accompanying consolidated statements of income. These costs were $449,000 and $411,000 for the years ended December 31, 2011 and 2010, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the accompanying consolidated statements of income. Advertising expense was $125,000 and $81,000 for the years ended December 31, 2011 and 2010, respectively.

Stock-Based Compensation

We incur stock-based compensation related to awards of common stock, restricted common stock and options to employees and non-employees. Those awards are measured at their fair value on the date the award is granted and are recognized in our consolidated financial statements over the period the grantee is required to provide services in exchange for the award. When recognized as an expense, the fair value of the award, less estimated forfeitures, is recognized on a straight-line basis over the award service period; if there is no such service period, then the entire fair value of the award is recognized as expense on the grant date. See Note 19 for further information regarding stock-based compensation awards and related valuation assumptions and expenses.

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

In February 2012, we completed an audit by the IRS of our tax returns for the years 2008 and 2009. There were no adjustments to those tax returns.

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

	Year Ended December 31,
	2011		2010
Basic:
Net income (in thousands)	$327		$2,613
Weighted average shares	16,911,103		15,483,243
Basic income per common share	$.02		$.17
Diluted:
Net income (in thousands)	$327		$2,613
Adjustments to net income assuming convertible notes payable are converted to common stock:
Reversal of interest expense on convertible notes payable (in thousands)	—	(1)	406
Write off of unamortized costs of issuing convertible notes payable (in thousands)	—		(854)
Adjustments’ estimated effect on provision for income taxes (in thousands)	—		274	(2)
Income available to common stockholders for diluted net income per common share (in thousands)	327		2,439
Weighted average shares	16,911,103		15,483,243
Effect of dilutive securities	1,559,535		1,323,032
Weighted average shares, as adjusted	18,470,638		16,806,275
Diluted income per common share	$.02		$.15

(1)	The 2011 calculation of diluted income per common share does not assume convertible notes are converted to common stock since the effect would be antidilutive.
(2)	Assumes an effective tax rate of approximately 39%.

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net income per common share because their effect was antidilutive for each of the periods presented:

	Year Ended December 31,
	2011	2010
Options and warrants	4,979,088	6,420,756
Convertible notes payable	2,666,667	—

Segments

We only have one reportable segment as defined under U.S. GAAP.

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

There are three general valuation techniques that may be used to measure fair value, as described below:

Market Approach	Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources.

Cost Approach	Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Income Approach	Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Business Combinations

We use the “acquisition method” to account for all business combinations. All acquisitions are reviewed to determine if they constitute a “business” under U.S. GAAP. All identifiable assets and liabilities of an acquired business are recorded at their fair values as of the date we obtain control of the business. The fair values of identifiable assets and liabilities are estimated using a variety of approaches allowed under U.S. GAAP, including appraisals and present value techniques. Any excess of the consideration paid to acquire the business over the fair values of the acquired and identifiable assets and liabilities is recorded as goodwill. We determine the date we obtain control of a business to be the date on which we gain the ability to determine the direction of management and policies over that acquired business.

Recent Accounting Pronouncements

The following are recent accounting pronouncements that have affected our consolidated financial statements or may affect them in the future.

In September 2011, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends ASC 350 Intangibles—Goodwill and Other. ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances, such as financial performance, economic conditions and loss of key personnel, for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted. We adopted ASU 2011-08 for our annual goodwill impairment test performed as of August 31, 2011 with no material impact on our financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends ASC 220 Comprehensive Income. ASU 2011-05 requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 does not affect how earnings per share is calculated or presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. Early application is permitted. Because we currently present comprehensive income within our consolidated statement of changes in stockholders' equity and comprehensive income, we will need to change our presentation of comprehensive income upon adopting ASU 2011-05. In December 2011, certain guidance in ASU 2011-05 was deferred by Accounting Standards Update No. 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. Because we don’t expect any such reclassification adjustments, we do not anticipate that the adoption of ASU 2011-12 will have a material impact on our financial position or the results of our operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amends ASC 820 Fair Value Measurement. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements. Although ASU 2011-04 is not expected to have a significant effect on practice, it changes some fair value measurement principles and disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and must be applied prospectively. Early application is not permitted. We do not anticipate that the adoption of ASU 2011-04 will have a material impact on our financial position or the results of our operations.

3.	BUSINESS COMBINATIONS

Cyalume Specialty Products, Inc.

In 2011, Cyalume created a new, wholly owned subsidiary (Cyalume Specialty Products, Inc., or “CSP”) that, on August 31, 2011, entered into an Asset Purchase Agreement (“APA”) with JFC Technologies, LLC (“JFC”) and the stockholders of JFC. Pursuant to the APA, effective September 1, 2011, CSP acquired from JFC substantially all of its business assets and a portion of its liabilities for cash and 712,771 shares of Cyalume common stock plus other consideration that is contingent on future financial performance of CSP. In connection with entering into the APA, we entered into a registration rights agreement with the former stockholders of JFC pursuant to which we are required to file a registration statement by May 1, 2012 with the Securities and Exchange Commission registering these shares for resale. We will not incur any obligation to the former stockholders of JFC if these shares are not registered by May 1, 2012.

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

The purchase price consisted of (in thousands):

	Consideration		Cash Acquired	Cash Paid, Net of Cash Acquired
Cash	$2,500		$200	$2,300
712,771 shares of Cyalume common stock, at fair value	2,500
Contingent consideration, at fair value	1,573	(1)
Total consideration	$6,573

(1)	The contingent consideration liability has increased to $1,632,000 as of December 31, 2011.

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

See Note 23 for a description of how we estimate the fair value of this contingent consideration on a recurring basis.

The preliminary allocation of the fair value of the assets acquired and liabilities assumed are as follows (all amounts in thousands):

Cash	$200
Restricted cash (1)	750
Accounts receivable (2)	359
Inventories	1,015
Other current assets	1
Property, plant and equipment	1,062
Patents	50
Customer backlog	140
Customer relationships	920
Non-compete agreements	160
Goodwill (3)	2,978
Total assets	7,635

Accounts payable	130
Accrued expenses	122
Customer prepayments	4
Line of credit (1)	750
Deferred tax liability	56
Total liabilities	1,062
Net assets	$6,573

(1)	The $750,000 line of credit, which is payable to one of the sellers, is secured by the $750,000 of restricted cash. The line of credit accrues interest at an annual rate of 2%, calculated quarterly, and this interest is added to the principal amount outstanding on the line of credit. If CSP’s net working capital, as defined in the APA, does not exceed certain amounts and other restrictions are not met, CSP may use all or a portion of the restricted cash for its general business purposes. The amount of restricted cash that CSP may use is determined as of the last day of every calendar-year quarter. On any such quarter end, the line of credit must be repaid by the amount CSP’s working capital, as defined in the APA, is greater than $1.5 million. Additionally, any remaining restricted cash balance in excess of $375,000 as of December 31, 2012 must be used to repay the line of credit. As of December 31, 2013, any remaining restricted cash balance must be repaid to the seller and the line of credit and accrued interest thereon must be repaid.

(2)	The gross contractual accounts receivable is $359,000, which equals the accounts receivables’ fair value of $359,000 since the contractual accounts receivable are expected to be collected.

(3)	Goodwill of $3.1 million is expected to be deductible for tax purposes. The amount of goodwill recorded under U.S. GAAP has not changed from the acquisition date through December 31, 2011. Goodwill resulted from this transaction because we believe the acquisition of JFC’s business assets and liabilities will augment our research, development and production capabilities. These operations offer a wide range of services that will accelerate the development and deployment of new chemical-light products by CTI and CTSAS and provide additional sources of revenues and business opportunities. We also believe that vertically integrating the chemical manufacturing process at a United States-based facility will allow us to more effectively manage our supply chain.

CSP’s revenues and net loss are included in our consolidated statements of income and total $1,933,000 and $44,000 since we acquired CSP.

Combat Training Solutions, Inc.

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with Combat Training Solutions, Inc. (“CTS”) and the sole stockholder of CTS. CTS, based in Colorado Springs, Colorado, provides customers with realistic training simulation devices and their associated consumables. These products allow military and law enforcement professionals to maintain operational readiness through safe, live training and hands-on situational exercises. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS.

In a related transaction on December 22, 2011, Cyalume Realty, Inc. (“CRI”), a subsidiary of CTI, purchased a piece of land located in Colorado Springs, Colorado.

The consideration consisted of:

	Consideration		Cash Acquired	Cash Paid, Net of Cash Acquired
Cash	$250		$22	$228
133,584 shares of Cyalume common stock, at fair value	500
Note payable	250	(1)
Contingent consideration, at fair value	2,067	(2)
Total consideration	$3,067

(1)	The note is payable in full to the seller of CTS on April 5, 2012 at 0% interest.
(2)	The contingent consideration liability is still $2,067,000 as of December 31, 2011

The contingent consideration ranges from $0 to $5.75 million and is based on the financial performance of the acquired business during the combined calendar years 2012 and 2013, to be paid after calendar year 2013 when CTS’ financial performance is known. Up to $5.5 million of the contingent payment is based on CTS achieving the following cumulative gross margin thresholds during the calendar years ending December 31, 2012 and 2013:

Cumulative 2012 and 2013 Gross Margin Thresholds	Contingent Payment (1)
$8,500,000 +	$5,500,000
$8,000,000 – $8,499,999	$5,000,000 - $5,425,000
$7,500,000 - $7,999,999	$4,250,000 - $4,925,000
$7,000,000 - $7,499,999	$3,500,000 - $4,175,000
$6,500,000 - $6,999,999	$2,750,000 - $3,425,000
$6,000,000 - $6,499,999	$2,000,000 - $2,675,000

(1)	These payments, if any, will consist of a minimum of 40% cash and the remainder paid in Cyalume common stock. The cash-portion of the payment can be greater than 40% at our discretion.

An additional payment of $250,000 in Cyalume common stock is contingent upon CTS achieving cumulative gross margin of $6,000,000 during calendar years ending December 31, 2012 and 2013.

See Note 23 for a description of how we estimate the fair value of this contingent consideration on a recurring basis.

The preliminary allocation of the fair value of the assets acquired and liabilities assumed are as follows (all amounts in thousands):

Cash	$22
Accounts receivable (1)	112
Inventories	529
Property, plant and equipment	842
Patents	410
Trade Names / Trademarks	90
Customer relationships	840
Non-compete agreements	140
Goodwill (2)	1,107
Total assets	4,092
Accounts payable	102
Accrued expenses	181
Deferred tax liability	742
Total liabilities	1,025
Net assets	$3,067

(1)	The gross contractual accounts receivable is $122,000, which is greater than the accounts receivables’ fair value of $112,000 due to $10,000 of contractual accounts receivable not expected to be collected.

(2)	Goodwill acquired is not expected to be deductible for tax purposes since CTS’ stock was acquired. The amount of goodwill recorded under U.S. GAAP has not changed from the acquisition date through December 31, 2011. Goodwill resulted from this transaction because we believe CTS augments our position in the non-explosive training and ammunition market and will allow us to develop new products with training and tactical applications.

CTS’ revenues and net loss are included in our consolidated statements of income and total $0 and $42,000 since we acquired CTS.

Pro Forma Information (unaudited)

The following unaudited pro forma financial summary is presented as if the acquisitions of CSP and CTS were completed as of January 1, 2010. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on that date, or of the future operations of the combined entities. The pro forma results for net income include adjustments for depreciation, intangible asset amortization, inventory step-up amortization and rent expense. The pro forma weighted average shares used to compute net income per common share (basic and diluted) differ from the weighted average shares used in the consolidated statements of income in order to reflect the 712,771 shares of Cyalume common stock issued for to acquire CSP and the 133,584 shares of Cyalume common stock issued for to acquire CTS as being issued on January 1, 2010.

	Twelve Months Ended December 31,
	2011	2010
Revenues (in thousands)	$42,594	$47,639
Net income (in thousands)	$1,496	$2,707
Net income per common share:
Basic	$.08	$.17
Diluted	$.08	$.15
Weighted average shares used to compute net income per common share:
Basic	17,757,458	16,329,598
Diluted	19,316,993	17,652,630

The nature and amount of pro forma adjustments directly attributable to the business combinations are as follows (in thousands):

	Twelve Months Ended December 31,
	2011	2010
Revenues, as reported (in thousands)	$34,703	$38,024
Pro forma adjustments:
CTS and CSP revenues prior to acquisition by Cyalume	7,891	9,615
Pro forma revenues	42,594	47,639

Net income, as reported (in thousands)	$327	$2,613
Pro forma adjustments:
CTS and CSP net income prior to acquisition by Cyalume	1,055	1,034
Effect of activities/assets/liabilities not acquired by Cyalume	365	(362)
Expensing of acquisition-date inventory fair value adjustment into cost of goods sold	73	(338)
Depreciation of property, plant and equipment acquired	(72)	244
Amortization of intangible assets acquired	(252)	(484)
Pro forma net income	$1,496	$2,707

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	2011	2010
Raw materials	$6,230	$5,469
Work-in-process	3,296	3,237
Finished goods	1,867	1,214
	$11,393	$9,920

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (all amounts in thousands):

	2011	2010
Value added taxes receivable	$100	$37
Prepaid expenses	332	268
Currency forward contracts	4	—
Debt issuance costs, current portion	120	111
Other	3	13
	$559	$429

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (all amounts in thousands):

	2011	2010
Land	$1,901	$1,279
Building and improvements	3,134	3,003
Machinery and equipment	7,992	5,710
	13,027	9,992
Less: accumulated depreciation	(2,610)	(1,483)
	$10,417	$8,509

During 2011, we entered into two leases that were accounted for as capital leases. At December 31, 2011, machinery and equipment includes $77,000 of assets recorded under capital leases. Accumulated amortization on those capital leases totaled $0 as of December 31, 2011. In 2011, amortization expense for those assets was $0.

7.	GOODWILL

Goodwill represents the excess of the cost of acquiring CTI and CTSAS in 2008 and CSP and CTS in 2011 over the net fair value assigned to the assets acquired and liabilities assumed in those acquisitions. Changes in the carrying amount of goodwill consist of the following (all amounts in thousands):

Balance on December 31, 2009	$51,244
Fiscal year 2010 changes	—
Balance on December 31, 2010	51,244
Goodwill acquired as part of the acquisition of CSP	2,978
Goodwill acquired as part of the acquisition of CTS	1,107
Balance on December 31, 2011	$55,329

We performed the first step of the traditional two-step process for assessing goodwill for impairment as of August 31, 2011. That first step of the two-step process requires a comparison of our estimated fair value versus our carrying (book) value per our consolidated financial statements. If our carrying value exceeded our fair value, further analysis (step 2 of the two-step process) would be required to determine the amount, if any, that our goodwill was impaired as of August 31, 2011. Step 1 of our analysis indicated that our fair value was significantly greater than our carrying value as of August 31, 2011, therefore step 2 of the goodwill impairment assessment was not required and our goodwill was not considered to be impaired. Further, we noted no events or circumstances that occurred subsequently to August 31, 2011 that indicated that goodwill impairment existed as of December 31, 2011.

8.	OTHER INTANGIBLE ASSETS

Intangible assets as of December 31, 2011 consist of the following (all amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value
Developed technologies, including patents (1)	$13,608	$3,640	$9,968
Trademarks and trade names (2)	5,428	1	5,427
Purchased customer relationships (3)	9,465	3,142	6,323
Customer backlog (4)	140	140	—
Non-compete agreements (5)	300	11	289
	$28,941	$6,934	$22,007

(1)	Includes a patent obtained in the acquisition of CSP (see Note 3) with a cost of $50,000 that is expected to be fully amortized in August 2026. Also includes patents obtained in the acquisition of CTS (see Note 3) with a cost of $410,000 that is expected to be fully amortized in December 2021.
(2)	Includes a trade name obtained in the acquisition of CTS (see Note 3) with a cost of $90,000 that is expected to be fully amortized in December 2013.
(3)	Includes customer relationships obtained in the acquisition of CSP (see Note 3) with a cost of $920,000 that is expected to be fully amortized in December 2019. Also includes customer relationships obtained in the acquisition of CTS (see Note 3) with a cost of $840,000 that is expected to be fully amortized in December 2021.
(4)	Includes customer backlog obtained in the acquisition of CSP (see Note 3) with a cost of $140,000 that was fully amortized in December 2011.
(5)	Includes non-compete agreement obtained in the acquisition of CSP (see Note 3) with a cost of $160,000 that is expected to be fully amortized in August 2016. Also includes non-compete agreement obtained in the acquisition of CTS (see Note 3) with a cost of $140,000 that is expected to be fully amortized in December 2016.

Intangible assets as of December 31, 2010 consist of the following (all amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value
Developed technologies, including patents	$12,972	$2,497	$10,475
Trademarks and trade names	5,332	—	5,332
Purchased customer relationships	7,753	2,648	5,105
Non-compete agreements	267	267	—
	$26,324	$5,412	$20,912

Except for the trade name obtained in the acquisition of CTS, trademarks and trade names have indefinite lives and therefore, they are not amortized. Trademarks can be renewed without substantial cost. On average, these non-amortized trademarks renew in approximately 3 years. If trademark and trade names are not renewed, then expected future cash flows associated with trademarks and trade names could be adversely affected.

Amortization of intangible assets was $1.8 million and $1.8 million for the years ended December 31, 2011 and 2010, respectively.

During 2011, we capitalized $5,000 and $175,000 of costs paid to third parties to create or defend trademarks and patents, respectively. We expect the patent-related costs to be amortized over approximately 20 years.

We do not consider any intangible assets to have residual value.

The future amortization expense relating to intangible assets for the next five years and beyond is estimated at December 31, 2011 to be (all amounts in thousands):

Year Ending December 31,
2012	$2,163
2013	2,162
2014	2,118
2015	2,118
2016	2,106
Thereafter	6,002
$16,669

9.	OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (all amounts in thousands):

	2011	2010
Debt issuance costs, net	$154	$272
Other	—	14
	$154	$286

Debt issuance costs consist of unamortized costs paid to third parties to obtain senior debt, a line of credit and convertible notes that will be amortized to interest expense using the effective interest method through 2014. Amortization of current (see Note 5) and noncurrent capitalized debt issuance costs was $109,000 and $75,000 for the years ended December 31, 2011 and 2010, respectively.

The future amortization expense for each of the five succeeding years and beyond relating to current and noncurrent capitalized debt issuance costs is (all amounts in thousands):

Year Ending December 31,
2012 (1)	$120
2013	126
2014	28
2015	—
2016	—
$274

(1)	See Note 5 for the current portion of capitalized debt issuance costs of $120,000 expected to be amortized in 2012.

More information regarding the restricted cash and the related line of credit, which were a result of the acquisition of CSP, can be found in Note 3. The amount of restricted cash has been reduced from $750,000 as of the acquisition date to $600,000 as of December 31, 2011 due to our use of that cash for general business purposes as described in Note 3.

10.	ACCRUED EXPENSES

Accrued expenses consist of the following (all amounts in thousands):

	2011	2010
Payroll	$1,192	$1,600
Interest	187	166
Professional fees	328	148
Related party payable (1)	36	—
Other	436	448
	$2,179	$2,362

(1)	In conjunction with the acquisition of CTS, we agreed to assume CTS’ monthly lease and utility payments for building space that CTS leased from the seller. This building space is not utilized by us. We are required to pay these costs until the building is sold, but no later than December 2014. We estimate these monthly payments to be approximately $3,000 per month and we estimate the building will be sold in December 2012, therefore we have estimated the liability as of December 31, 2011 to be $36,000.

11.	LINES OF CREDIT

We have a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”). The amount we may borrow from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined, at our discretion, based on (i) the Prime Rate, plus a margin percentage that is based on financial performance (not to be less than 6% in total) or (ii) an adjusted LIBOR rate (subject to a 2% interest rate floor), plus a margin percentage that is based on financial performance. The line of credit’s interest rate at December 31, 2011 was 6.25%. The line of credit expires on December 19, 2012. This line of credit is subject to (i) the same restrictive covenants and (ii) the same collateral and guarantees as the senior debt Term Loan and the senior debt Real Estate Loan described in Note 12. At December 31, 2011 and 2010, there were no outstanding borrowings on this line of credit.

CTSAS has lines of credit with a combined maximum borrowing capacity of €1.3 million ($1.7 million as of December 31, 2011), under which there were no outstanding borrowings at December 31, 2011 and 2010. The lines’ interest rates are variable, based on the Euro Overnight Index Average and the 3-month Euro Interbank Offered Rate. The lines are collateralized by substantially all business assets of CTSAS. The lines have indefinite termination dates, but can be renegotiated periodically.

12.	NOTES PAYABLE

Outstanding notes payable consist of (all amounts in thousands):

	2011	2010
Senior Debt - Term Loan	$10,807	$12,435
Senior Debt - Real Estate Loan	1,929	2,054
Subordinated Term Loan	8,500	8,500
Note payable to Rodman & Renshaw	—	2,135
Total	21,236	25,124
Less: Unamortized debt issuance costs	(669)	(956)
Less: Current portion of notes payable, including current portion of unamortized debt issuance costs	(1,592)	(1,453)
Notes payable, net of current portion	$18,975	$22,715

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

Interest payments on 60% of the Term Loan’s principal balance are hedged using a pay-fixed, receive-variable interest rate swap to reduce exposure to changes in cash payments caused by changes in interest rates on the Term Loan. See Note 16 for details on the interest rate swap. Interest on the 60% interest rate-swapped portion of the Term Loan is payable monthly and determined based on 1-month LIBOR, plus a margin percentage that is based on financial performance. The total interest rate on the swapped portion of the Term Loan was 6.53% at December 31, 2011. Interest on the remaining 40% of the Term Loan is also payable monthly and is determined based on 1-month LIBOR (subject to a 2% interest rate floor) plus a margin percentage that is based on financial performance. At December 31, 2010, the total interest rate on the portion of the Term Loan that was not subject to an interest rate hedging relationship was 6.0%. The Term Loan is collateralized by all of the assets of CTI (except CTI’s equity interests in CTSAS, of which only 65% is collateral of the Term Loan) and is guaranteed by Cyalume. The Term Loan requires various restrictive financial and nonfinancial covenants, such as a maximum leverage ratio, debt service coverage ratio and limitations on capital expenditures and dividends, which we are in compliance with as of December 31, 2011.

Simultaneous with the $7.2 million repayment of a portion of the Term Loan in July 2010, our interest rate swaps (see Note 16) were modified to incorporate this repayment since it was not anticipated in the original swap agreement. This allows us to continue to assume that these hedges meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to still be 100% effective.

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

Interest payments on the Real Estate Loan principal balance are hedged using a pay-fixed, receive-variable interest rate swap to reduce exposure to changes in cash payments caused by changes in interest rates on the Real Estate Loan. See Note 16 for details on the interest rate swap. Interest is payable monthly and is determined based on 1-month LIBOR plus a margin percentage that is based on financial performance. The Real Estate Loan’s total interest rate at December 31, 2011 was 6.42%. The Real Estate Loan is secured by a mortgage of the real property (land and building) located in West Springfield, MA, and is guaranteed by Cyalume. The Real Estate Loan requires various restrictive financial and nonfinancial covenants, such as a maximum leverage ratio, debt service coverage ratio and limitations on capital expenditures and dividends, which we are in compliance with as of December 31, 2011.

The TD Bank line of credit described in Note 11, the Term Loan and the Real Estate Loan are senior in payment priority to all other notes payable and lines of credit.

Subordinated Term Loan

On July 29, 2010 we issued a Subordinated Term Loan of $8.5 million to Granite Creek Partners Agent, LLC (“Granite Creek”) that matures March 19, 2014. Interest is payable monthly beginning September 1, 2010 at a rate of 11% per annum. No principal payments are required until maturity. We have the right to prepay the loan in whole or in part at any time without penalty. The Subordinated Term Loan ranks junior to all debt held by TD Bank, N.A. but senior to all other remaining long-term debt including existing and future subordinated debt. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan has been converted to our common stock. Our common stock’s closing market price on December 31, 2011 was $3.75 per share; therefore the loan’s if-converted value of approximately $10 million exceeds their unpaid principal balance by $1.5 million as of December 31, 2011. We determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP.

Simultaneous with the issuance of the Subordinated Term Loan, we issued warrants to repay certain costs of obtaining the convertible notes. The warrants have a five-year term and allow the holder to purchase 160,000 shares of common stock at $2 per share through July 29, 2015. In accordance with U.S. GAAP, we allocated a portion of the $8.5 million gross proceeds from the issuance of the loan to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants ($207,000) was recorded as a debt discount and an increase to additional paid-in capital on our consolidated balance sheet. The $207,000 debt discount is being amortized to interest expense using the effective interest method over the life of the convertible notes.

As of December 31, 2011, the carrying value of the Subordinated Term Loan was approximately $7.9 million, computed as follows (all amounts in thousands):

	2011	2010
Principal amount of loan	$8,500	$8,500
Less: unamortized debt issuance costs	(635)	(858)
	$7,865	$7,642

Interest costs for the Subordinated Term Loan are as follows (all amounts in thousands):

	2011	2010
Contractual interest coupon rate	$948	$390
Amortization of related debt issuance costs	225	81
Total interest recognized	$1,173	$471
Effective interest rate	15.1%	14.2%

Simultaneous with the issuance of the convertible notes in 2010, we amended our management agreement with Selway Capital, LLC (see Note 18).

Other Subordinated Third-Party Debt

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

Future Minimum Payments

As of December 31, 2011, future minimum payments due for notes payable for each of the five succeeding years and beyond are as follows (all amounts in thousands):

Year Ending December 31,
2012	$1,901
2013	10,835
2014	8,500
2015	—
2016	—
Thereafter	—
$21,236

Amortization of the debt discount was $294,000 and $273,000 for the years ended December 31, 2011 and 2010, respectively.

13.	FINANCING ARRANGEMENTS WITH RELATED PARTIES

We had notes payable to three stockholders (Messrs. Winston Churchill, Thomas Rebar and Wayne Weisman, partners of SCP Private Equity Management Company, LLC (“SCP”)). SCP also owns stock in Cyalume and three Directors are members of SCP. Principal and accrued interest payable on these notes payable totaled approximately $1.2 million as of July 7, 2011. On July 7, 2011, these stockholders each entered into a securities exchange agreement in which they agreed to accept, subject to certain conditions being met, an aggregate of 253,288 shares of our common stock as payment in full of all principal and accrued interest on these notes. These transactions closed in July 2011.

In 2011, we incurred a $750,000 line of credit in conjunction with the acquisition of CSP. See Note 3 for more information regarding this line of credit, principal and accrued interest on which totals approximately $755,000 as of December 31, 2011. The lender is a related party due to the lender being our employee and a stockholder.

In 2011, we incurred a $250,000 note payable in conjunction with the acquisition of CTS. See Note 3 for more information regarding this note, principal and accrued interest on which totals approximately $250,000 as of December 31, 2011. The lender is a related party due to the lender being our employee and a stockholder.

14.	CAPITAL LEASE OBLIGATIONS

During 2011, we entered into two leases that were accounted for as capital leases. As of December 31, 2011, future minimum lease payments under capital leases together with the present value of the net minimum lease payments were as follows (all amounts in thousands):

Year Ending December 31,
2012	$63
2013	17
2014	17
2015	—
2016	—
Thereafter	—
Total minimum lease payments	97
Less: estimated executory costs included in total minimum lease payments	(5)
Net minimum lease payments	92
Less: amount representing interest	(19)
Present value of net minimum lease payments	$73

Of the $73,000 capital lease obligation, $43,000 is expected to be repaid before December 31, 2012.

15.	INCOME TAXES

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2011	2010
Domestic	$(2,623)	$2,054
Foreign	2,585	2,224
	$(38)	$4,278

Provision for (benefit from) income taxes consisted of the following (all amounts in thousands):

	Year Ended December 31,
	2011	2010
Current:
Federal	$—	$—
State	—	—
Foreign	902	717
Deferred:
Federal	(1,235)	648
State	31	384
Foreign	(63)	(84)
Provision for (benefit from) income taxes	$(365)	$1,665

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal sources of these differences relate to the carrying value of identified intangible assets, inventories, fixed asset, certain accruals and reserves.

Deferred income tax assets and liabilities consist of the following (all amounts in thousands):

	December 31, 2011		December 31, 2010
	Current	Non-current	Current	Non-current
Deferred tax assets:
Federal	$726	$6,777	$1,575	$5,259
State	511	200	495	346
Foreign	36	11	—	—
Less: valuation allowance (1)	—	(3,874)	—	(4,062)
	1,273	3,114	2,070	1,543
Deferred tax liabilities:
Federal	(658)	(7,694)	(887)	(7,196)
State	(171)	(1,986)	(235)	(1,841)
Foreign	(58)	(579)	(17)	(653)
	(887)	(10,259)	(1,139)	(9,690)
Deferred tax assets (liabilities)	$386	$(7,145)	$931	$(8,147)

(1)	During 2011, we reduced the valuation allowance from $4.1 million to $3.9 million due to the expected use of foreign tax credits in the near term.

Principal components of our net liability representing deferred income tax balances are as follows (all amounts in thousands):

	Year Ended December 31,
	2011	2010
Intangible assets	$(6,760)	$(7,852)
Property, plant and equipment	(837)	(621)
U.S. loss carryforwards and tax credits, net (1)	1,063	2,024
Subsidiary income (2)	(1,554)	(2,044)
Stock-based compensation expense	655	433
Reserves, accruals and other	588	718
Interest rate swaps	86	126
	$(6,759)	$(7,216)

(1)	U.S. net operating loss carryforwards expire in 2025 through 2029. The realization of these assets is based on estimates of future taxable income.

(2)	A deferred tax liability has been recorded for income taxes which may become payable upon distribution of earnings of CTSAS, our French subsidiary. The estimated amount of tax that might be payable with regard to any distribution of foreign subsidiary earnings is reported net of foreign taxes paid, which are creditable against our domestic tax liability. We do not permanently reinvest our foreign subsidiary’s earnings. We continually evaluate our assertion; if our foreign business needs change, so may our assertion.

Income taxes computed using the federal statutory income tax rate differ from our effective tax rate primarily due to the following (all amounts in thousands):

	Year Ended December 31,
	2011	2010
Provision for federal income taxes expected at 34% statutory rate	$(13)	$1,455
Increase (reduction) resulting from:
Tax on global activities	(29)	143
State income taxes, less federal income tax benefit	15	390
Change in valuation account (1)	(188)	(1,977)
Change in prior year undistributed earnings of CTSAS (1)	—	1,399
Prior year true up	(141)	185
Other	(9)	70
Provision for (benefit from) income taxes	$(365)	$1,665

(1)	Included in the change in the valuation account in 2010 is an amount associated with the change in prior year undistributed earnings of CTSAS of $1,901.

16.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives held by us as of December 31, 2011 consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contracts	Prepaid expenses and other current assets	$4
Interest rate swaps	Derivatives (noncurrent liabilities)	(273)

Derivatives held by us as of December 31, 2010 consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contracts	Derivatives (noncurrent liabilities)	$(28)
Interest rate swaps	Derivatives (noncurrent liabilities)	(337)

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009, and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other income, net on our consolidated statement of income. We held one such currency forward contracts at December 31, 2011 and two such currency forward contracts at December 31, 2010. See Note 23 for a description of how we estimate the fair value of these contracts.

Interest Rate Swaps

In December 2008, we entered into two pay-fixed, receive-variable, interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on the Term Loan and the Real Estate Loan. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in comprehensive income. See Note 19 for a description of changes in accumulated other comprehensive loss due to derivatives and hedging activities. Such changes were due to unrealized gains and losses on the interest rate swaps. These unrealized gains and losses must be reclassified in whole or in part into earnings if, and when, a comparison of the swap(s) and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. We expect these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship, which ends upon maturity of the Term Loan and Real Estate Loan, and therefore we do not expect to reclassify any portion of these unrealized losses from accumulated other comprehensive loss to earnings in the future. See Note 23 for a description of how we estimate the fair value of these swaps.

Effect of Derivatives on Statement of Income

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our consolidated statement of income for year ended December 31, 2011 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedges:
Interest rate swaps, net of taxes of $(23)	$41	$—	$—
Derivatives not designated as hedging instruments:
Currency forward contracts	$—	$—	$32

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during 2011.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during 2011.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other income, net during 2011.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our consolidated statement of income for year ended December 31, 2010 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedges:
Interest rate swaps, net of taxes of $100	$(168)	$—	$—
Derivatives not designated as hedging instruments:
Currency forward contracts	$—	$—	$(50)

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during 2010.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during 2010.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other income, net during 2010.

17.	ASSET RETIREMENT OBLIGATION

We have an obligation to remediate certain known occurrences of asbestos at our manufacturing facility in West Springfield, Massachusetts. The significant assumptions used to estimate the obligation are:

Annual inflation rate	5.54%
Credit-adjusted risk-free rate	5.37%
Initial estimated remediation costs (undiscounted and not adjusted for inflation)	$200,000 ($41,000 paid in 2007)
Estimated remediation completion date	December 19, 2038
Estimated remediation cost on December 19, 2038	$720,000

The following is a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation for the years ended December 31, 2011 and 2010 (all amounts in thousands):

	Year Ended December 31,
	2011		2010
Balance, beginning	$166		$158
Additional liabilities incurred	—		—
Liabilities settled	—		—
Accretion expense	9		8
Revisions in estimated cash flows	—		—
Balance, ending	$175	(1)	$166

(1)	The difference between the $175,000 liability as of December 31, 2011 and the estimated undiscounted future payments of $720,000 is estimated inflation between December 31, 2011 and December 19, 2038.

Accretion expense on the asset retirement obligation is included in general and administrative expenses in the accompanying consolidated statements of income.

18.	COMMITMENTS AND CONTINGENCIES

Contingent Consideration

See Note 3 for a description of contingent consideration liabilities resulting from our 2011 acquisitions of CSP and CTS. See Note 23 for an estimate of the fair values of those liabilities and a description of how we estimate those fair values.

Operating Leases

We lease certain equipment, automobiles and other assets under cancelable and non-cancelable operating leases. Expenses associated with these leases totaled $171,000 and $37,000 in 2011 and 2010, respectively.

Included in these leases is a market-based, related-party lease which CSP assumed in conjunction with the business combination discussed in Note 3. CSP entered into the lease with an entity controlled by one of our stockholders for industrial-use property located in Bound Brook, New Jersey, U.S.A. The lease ends on August 31, 2016, with extension options available, and requires lease payments of $24,000 per month from September 1, 2011 through August 31, 2013; thereafter the monthly lease payments will be adjusted to reflect the changes of average cost per square foot as reported by Newmark Knight and Frank in their 2nd Quarter New Jersey Industrial Market Report, Average Asking Rate for Somerset County.

Future minimum lease payments under non-cancelable lease obligations at December 31, 2011 are as follows (all amounts in thousands):

Year Ending December 31,
2012 (1)	$430
2013	363
2014	339
2015	310
2016	192
Thereafter	—
$1,634

(1)	Includes the estimated related-party lease payments of the $36,000 described in Note 10.

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

Although we will appeal the final judgment, we have recorded a contingent legal obligation in the full amount of the final ruling (approximately $3.6 million) on our consolidated balance sheet as of December 31, 2011. Since the Former Owners (i) retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (ii) are related parties under U.S. GAAP due to their ownership interest in us and their membership on our board of directors, we have recorded approximately $3.7 million, which includes the $3.6 million contingent legal obligation and other costs we have incurred while litigating Civil Action No. 06-706, as due from related party on our consolidated balance sheet as of December 31, 2011. We believe that the related party receivable is collectible. CTI has filed motions for reconsideration and amendment of findings. In addition, CTI has prepared and will file an appeal of the final decision with the Massachusetts appellate court.

Complaint Regarding Failure to Deliver Warrants

On February 27, 2012, Raviv Shefet filed a complaint (Docket No. 3:12-cv-30040) in the Springfield, Massachusetts Federal District Court, alleging that we failed to deliver common stock warrants to Shefet on a timely basis for services rendered by Shefet prior to April 2008. Shefet seeks damages in an amount to be proven at trial and such other relief as the court deems just and equitable. Shefet claims damages could be as much as $0.9 million. On February 27, 2012, we received a Notice of a lawsuit and request to waive service of a summons from Shefet’s attorney. We have accepted the notice and have 60 days to respond to the complaint. We intend to vigorously defend this complaint. No accrual has been recorded for this matter since the amount of loss, if any, cannot be reasonably estimated. We do not believe the outcome of this matter will have a material effect on our financial results.

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

The management agreement stipulates that these services would be performed by Yaron Eitan, an employee of Selway and a member of our Board of Directors, with assistance, as needed, from other employees of Selway. The management agreement expires on October 1, 2012 and can be terminated by either us or Selway upon 30-days written notice or upon our default in payment or Selway’s failure to perform services under the management agreement. Under the management agreement, we indemnified Selway and Selway indemnified us against certain losses that could have been incurred while carrying out its obligations under the management agreement. Per the management agreement and subsequent amendments thereto, Selway’s compensation for these services is currently $11,667 per month. We also reimburse Selway for costs incurred specifically on our behalf for these services.

On July 29, 2010 we amended our management agreement (the “Amended Management Agreement”) with Selway. Pursuant to the Amended Management Agreement, (i) the compensation payable to Selway was reduced from $41,667 to $11,667 per month and (ii) we issued to Selway 45,000 shares of common stock in full satisfaction of all accrued and unpaid liabilities (including all management fees) owed to Selway pursuant to the management agreement through July 2010. Those 45,000 shares were issued in July 2010. There is no provision for an additional bonus in the Amended Management Agreement. Other terms and conditions of the management agreement remained unchanged.

19.	STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors. No preferred stock was issued or outstanding as of December 31, 2011 or 2010.

Common Stock

We are authorized to issue 50,000,000 shares of common stock. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Other Equity Instruments

As of December 31, 2011, we had 3,254,256 common stock purchase warrants (“warrants”) outstanding that were not related to stock-based compensation, of which 2,975,506 were sold in a public offering, 160,000 were issued in 2010 in conjunction with the Subordinated Term Loan (see Note 12) and 118,750 were sold to a third party. Also outstanding at December 31, 2011 was an option to purchase up to a total of 731,250 units. Each unit consisted of one share of common stock and one common stock purchase warrant. All of these instruments were recorded as equity transactions.

Public Offering Warrants

On May 1, 2007 we sold 7,312,500 units in our initial public offering for $58.5 million, or $8.00 per unit. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share. These warrants expire April 25, 2012. These warrants are redeemable by us at a price of $0.01 per warrant upon a 30-day notice, only in the event that the last sales price of the common stock is at least $11.50 per share for any 20 trading days within a 30-trading-day period ending on the third business day prior to the date on which notice of redemption is given. The common stock underlying the warrants has been registered under the Securities Act of 1933.

In 2011, 1,056,500 of these warrants were exercised on a cashless basis in exchange for 6,060 common shares. There were no warrants exercised in 2010.

Warrants Sold to a Third Party

On October 15, 2008, we sold 118,750 common stock purchase warrants and 593,750 shares of common stock for a combined price of $4.8 million. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share. These warrants expire on April 25, 2012 unless redeemed earlier.

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

Share-Based Compensation

On March 3, 2009, our Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “Plan”). The Plan was approved during our Annual Meeting of Stockholders on June 18, 2009. The purpose of the Plan is to benefit stockholders by assisting us in attracting, retaining and providing incentives to key management employees and non-employee directors of, and non-employee consultants to, Cyalume Technologies Holdings, Inc. and its subsidiaries, and to align the interests of such employees, non-employee directors and non-employee consultants with those of stockholders. Accordingly, the Plan provides for the granting of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided herein. Under the Plan, we are authorized to issue up to two million shares of common stock, of which 197,419 shares are available for future awards as of December 31, 2011. Awards under the Plan can impose various service periods and other terms upon the awardee, however the maximum term of options or similar instruments granted under the Plan is ten years.

During the years ended December 31, 2011 and 2010, total expense recorded for share-based compensation was $1.2 million and $1.2 million, respectively. The following presents how share-based expenses are included in our consolidated statements of income (in thousands):

	Year Ended December 31,
	2011		2010
Cost of goods sold	$100		$37
Sales and marketing	168		88
General and administrative	721		857
Research and development	218		199
	$1,207	(1)	$1,181	(2)

(1)	The related recognized tax benefit in our consolidated statement of income is $307,000.
(2)	The related recognized tax benefit in our consolidated statement of income is $341,000.

We do not currently possess any treasury shares, therefore any issuance of stock for any share-based compensation award is expected to be from new shares.

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

F-29

	2011	2010
Estimated term (years)	10	4.6 - 10
Risk-free interest rate	2.23 – 3.12%	1.81 – 3.77%
Estimated dividend yield	None	None
Volatility	29.92 – 30.16%	26.94 – 33.56%
Discount for post-vesting restrictions	None	None

Stock options and warrants awarded as of December 31, 2011 will generally vest in zero to 2 years. Options awarded to executive officers and other management typically are earned based on meeting Board-determined or CEO-determined performance goals unique to each award recipient and require continued employment over the vesting period. Options awarded to members of the Board of Directors typically vest on the grant date. Options and warrants awarded typically expire 10 years after the grant date.

Stock option and warrant activity related to share-based compensation is summarized as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2009	578	$4.32
Granted (1)	615	3.07
Exercised	—	—
Forfeited	(49)	3.65
Expired	—	—
Outstanding at December 31, 2010	1,144	3.75
Granted (2)	140	4.24
Exercised (3)	(2)	3.65
Forfeited	(11)	3.65
Expired	(105)	7.78
Outstanding at December 31, 2011	1,166	$3.44
Exercisable at December 31, 2011 (4)	923	3.37

(1)	The weighted-average grant-date fair value of awards granted was $1.56.
(2)	The weighted-average grant-date fair value of awards granted was $1.92.
(3)	The intrinsic value of awards exercised was $2,000. These options were exercised on a cashless basis, therefore no cash was received at exercise. The tax benefit realized from this exercise insignificant.
(4)	The aggregate intrinsic value of such awards exercisable at December 31, 2011 is $491,000. The weighted-average remaining contractual term of such awards is 7.12 years.

The following table summarizes information about stock options and warrants related to stock-based compensation that (i) are not subject to performance conditions and (ii) are vested or are expected to vest as of December 31, 2011:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted			Weighted
		Number		Remaining	Average	Number		Average
Range of		Outstanding		Contractual	Exercise	Exercisable		Exercise
Exercise Prices		(in thousands)		Term (Years)	Price	(in thousands)		Price
$0.00	$2.00	160		3.58	$2.00	160		$2.00
2.01	4.00	779		7.80	3.42	600		3.42
4.01	6.00	192		8.50	4.67	142		4.67
6.01	8.00	—		—	—	—		—
		1,131	(1)	7.32	$3.36	902	(2)	$3.36

(1)	The aggregate intrinsic value of these stock options and warrants is $549,000 as of December 31, 2011.
(2)	The aggregate intrinsic value of these stock options and warrants is $489,000 as of December 31, 2011. The weighted-average remaining contractual term for these options is 7.11 years as of December 31, 2011.

The following table summarizes information about stock options related to stock-based compensation that (i) are subject to performance conditions and (ii) are vested or are expected to vest as of December 31, 2011:

				Options Outstanding		Options Exercisable
Weighted
				Average	Weighted		Weighted
		Number		Remaining	Average	Number	Average
Range of		Outstanding		Contractual	Exercise	Exercisable	Exercise
Exercise Prices		(in thousands)		Term (Years)	Price	(in thousands)	Price
$2.01	$4.00	35	(1)	7.48	$3.65	21(2)	$3.65

(1)	The aggregate intrinsic value of these stock options is $3,500 as of December 31, 2011.
(2)	The aggregate intrinsic value of these stock options is $2,000 as of December 31, 2011. The weighted-average remaining contractual term for these options is 7.47 years as of December 31, 2011.

As of December 31, 2011, there was $306,000 of unrecognized compensation cost related to nonvested option awards which is expected to be recognized over a weighted-average period of 1.6 years.

Stock Awards

We value stock awards at the closing market price of the underlying shares on the trading day previous to the grant date, adjusted for expected forfeitures.

Nonvested restricted common stock related to stock-based compensation is summarized as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	179	$3.43
Granted	252	3.59
Vested (1)	(106)	3.43
Forfeited	(1)	3.25
Outstanding at December 31, 2010	324	3.61
Granted	131	4.00
Vested (2)	(174)	3.48
Forfeited	(4)	3.25
Outstanding at December 31, 2011	277	$3.88

As of December 31, 2011, there are 116,000 stock awards that will vest upon fulfilling service conditions and 161,000 stock awards that will vest upon fulfilling performance conditions and service conditions.

(1)	The total fair value of restricted common stock awards that vested during 2010 was $371,000.
(2)	The total fair value of restricted common stock awards that vested during 2011 was $696,000

As of December 31, 2011, there was $533,000 of unrecognized compensation cost related to nonvested stock awards which is expected to be recognized over a weighted-average period of 1.75 years.

Accumulated Other Comprehensive Loss

The ending accumulated balances for each item in accumulated other comprehensive loss are as follows (all amounts in thousands):

	Year Ended December 31,
	2011	2010
Foreign currency translation loss	$(526)	$(459)
Unrealized loss on cash flow hedges, net of taxes	(170)	(211)
	$(696)	$(670)

Changes in accumulated other comprehensive loss due to derivative instruments and hedging activities are as follows (all amounts in thousands):

Balance, December 31, 2009	$(43)
Unrealized loss on interest rate swaps, net of taxes of $100	(168)
Unrealized losses (gains) reclassified to current period earnings	—
Balance, December 31, 2010	(211)
Unrealized gain on cash flow hedges, net of taxes of $(23)	41
Unrealized losses (gains) reclassified to current period earnings	—
Balance, December 31, 2011	$(170)

Changes in accumulated other comprehensive loss due to currency translation adjustments (all amounts in thousands):

Balance, December 31, 2009	$27
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	(486)
Reclassifications to current period earnings	—
Balance, December 31, 2010	(459)
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	(67)
Reclassifications to current period earnings	—
Balance, December 31, 2011	$(526)

20.	EMPLOYEE BENEFIT PLANS

The CTI Employee Savings and Retirement Plan (the “ESRP”), is intended to be qualified under Section 401(k) of the Internal Revenue Code. Employees of CTI, CTS and CSP who have reached the age of 18 are eligible for participation on the first entry date after three months of service. Entry dates are the first day of January, April, July and October. Employees may defer receiving compensation up to the maximum amount permitted under the Internal Revenue Code. Matching contributions to the ESRP equal (i) 3% of employee compensation plus (ii) 50% of the next 2% of employee compensation. For the years ended December 31, 2011 and 2010, employer matching contributions were $224,000 and $220,000, respectively.

21.	OTHER INCOME, NET

In 2011, we received approximately $470,000 from various companies for research and development work performed by us. Amounts received in 2010 were not significant.

22.	CONCENTRATIONS

Sales Concentrations

In 2011, 66% of our revenue was received from four customers. In 2010, 77% of our revenue was received from four customers.

Geographic Concentrations

We sell to customers located in the United States of America and in international market. Revenues to customers outside the United States represent 39% and 33% of net revenues for the years ended December 31, 2011 and 2010, respectively.

CTSAS’ operations are our only operations outside the United States of America. CTSAS’ net assets were $6,093,000 and $6,653,000 as of December 31, 2011 and 2010, respectively.

Concentrations of Credit Risk Arising from Financial Instruments

As of December 31, 2010, two customers combined represented 48% of gross accounts receivable and no other customer owed more than 10% of gross accounts receivable. These accounts receivable were collected in full in the first quarter of 2011. As of December 31, 2011, four customers combined represented 50% of gross accounts receivable and no other customer owed more than 10% of gross accounts receivable. All but $112,000 of these accounts receivable were collected in full in the first quarter of 2012.

We maintain cash in several different financial institutions in amounts that typically exceed U.S. federally insured limits and in financial institutions in international jurisdictions where insurance is not provided. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk.

23.	FAIR VALUES OF ASSETS AND LIABILITIES

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2011:

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps (see Note 16) (1)	—	$(273)	—	$(273)
Currency forward contracts (see Note 16) (2)	—	4	—	4
Contingent consideration (see Note 3) (3)	—	—	$3,699	3,699
	$—	$(269)	$3,699	$3,430

(1)	The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date (an income approach).

(2)	The fair value of these contracts is determined by multiplying the notional amount of the contract by the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the foreign exchange rate as of the date the contract is valued (the balance sheet date). Because the contracts typically have a short duration, the value is not discounted using a present value technique (an income approach).

(3)	The contingent consideration liabilities’ fair value is determined by calculating the present value of the estimated liability that is expected to be paid in the future (an income approach). We estimated the undiscounted liability we expect to pay in the future by developing various hypothetical scenarios in which the consideration could be earned and weighting those scenarios based on our expectations that those scenarios will actually occur.

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2010:

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps	—	$(337)	—	$(337)
Currency forward contracts	—	(28)	—	(28)
	$—	$(365)	$—	$(365)

The table below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31 2011 and 2010:

	Year Ended December 31,
	2011	2010
Contingent consideration:
Balance at the beginning of period	$—	$—
Initial recognition of the liabilities	(3,640)	—
Unrealized gains (losses) in earnings (1)	(59)	—
Balance at the end of period	$(3,699)	$—

(1)	Recorded in other income, net on our consolidated statement of income.

We have other financial instruments, such as cash, accounts receivable, due from related party, accounts payable, accrued expenses, notes payable and line of credit whose carrying amounts approximate fair value.

24.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Year Ended December 31,
	2011	2010
Interest	$1,857	$2,162
Income taxes	$1,682	$195

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Year Ended December 31,
	2011	2010
Issued 712,771 shares of our common stock to effect the acquisition of CSP	2,500	—
Issued 133,584 shares of our common stock to effect the acquisition of CTS	500	—
Issued note payable to effect the acquisition of CTS	500	—
Issued 483,046 shares of our common stock to repay note payable and accrued interest thereon	2,212	—
Issued 253,288 shares of our common stock to repay related party notes payable to three stockholders and accrued interest thereon	1,160	—
Fixed assets acquired through capital lease obligations	77	—
Payment of accounts payable due to related parties by issuing common stock	—	146
Warrants issued in conjunction with convertible debt	7	200
Debt issuance costs withheld from proceeds of the Subordinated Term Loan	—	858

25.	SUBSEQUENT EVENT

In March 2012, we reached agreement to amend certain financial covenants in our financing arrangements with TD Bank and Granite Creek (see Notes 11 and 12). Additionally, we have agreed to amend the 160,000 warrants described in Note 12 by (i) extending the warrants’ expiration date to July 29, 2018 and (ii) reducing their exercise price to $1.50 per share.

Cyalume Technologies Holdings, Inc.

Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts (Describe)		Deductions (Describe)		Balance at End of Period
Year ended December 31, 2010
Allowance for Doubtful Accounts	239	42	—		(219	)(1)(2)	62
Deferred Tax Asset Valuation Allowance	6,039	(1,977)	—		—		4,062
Year ended December 31, 2011
Allowance for Doubtful Accounts	62	140	10	(3)	(6	)(2)	206
Deferred Tax Asset Valuation Allowance	4,062	(188)	—		—		3,874

(1)	Write-offs
(2)	Currency translation
(3)	Acquisition-date adjustment of estimated uncollectable accounts receivable of CTS.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: April 16, 2012	By:	/s/ Zivi Nedivi
Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Chief Financial Officer
(Principal Financial Officer and Principal
/s/ Michael Bielonko	Accounting Officer)	April 16, 2012
Michael Bielonko

/s/ Winston Churchill	Director and Chairman	April 16, 2012
Winston Churchill

/s/ Yaron Eitan	Director and Vice Chairman	April 16, 2012
Yaron Eitan

/s/ James Valentine	Director	April 16, 2012
James Valentine

/s/ Andrew Intrater	Director	April 16, 2012
Andrew Intrater

/s/ Jason Epstein	Director	April 16, 2012
Jason Epstein

S-2

Name	Title	Date

/s/ John Meyer, Jr.	Director	April 16, 2012
John Meyer, Jr.

/s/ Thomas G. Rebar	Director	April 16, 2012
Thomas G. Rebar

/s/ Yair Shamir	Director	April 16, 2012
Yair Shamir

S-3