Form 10-Q
period 2012-03-31
Cyalume Technologies Holdings, Inc.
filed 2012-05-21
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 2012, there were outstanding 18,275,093 shares of the registrant’s Common Stock, par value $.001 per share.

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except shares and per share information)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2012	2011
Revenues	$7,994	$9,074
Cost of goods sold	4,365	4,555
Gross profit	3,629	4,519

Other expenses:
Sales and marketing	1,242	1,062
General and administrative	1,950	1,434
Research and development	606	499
Interest expense, net	545	599
Interest expense – related party	10	17
Amortization of intangible assets	477	402
Change in fair value of contingent consideration	317	—
Other expenses, net	4	53
Total other expenses	5,151	4,066

Income (loss) before income taxes	(1,522)	453
Provision for (benefit from) income taxes	(533)	181
Net income (loss)	(989)	272

Other comprehensive income, net of tax:
Foreign currency translation adjustments	183	437
Unrealized gain on cash flow hedges, net of taxes of $(7) and $(19), respectively	9	34
Other comprehensive income	192	471
Comprehensive income (loss)	$(797)	$743

Net income (loss) per common share:
Basic	$(0.05)	$0.02
Diluted	$(0.05)	$0.00

Weighted average shares used to compute net income (loss) per common share:
Basic	18,172,694	15,752,302
Diluted	18,172,694	19,545,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Current assets:
Cash	$2,249	$2,951
Restricted cash	575	—
Accounts receivable, net of allowance for doubtful accounts of $193 and $206, respectively	3,735	3,339
Inventories	12,082	11,393
Income taxes refundable	200	38
Deferred income taxes	391	386
Prepaid expenses and other current assets	639	559
Total current assets	19,871	18,666

Property, plant and equipment, net	10,303	10,417
Goodwill	55,431	55,329
Other intangible assets, net	21,718	22,007
Due from related party	3,721	3,721
Restricted cash	—	600
Other noncurrent assets	124	154
Total assets	$111,168	$110,894

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$2,069	$1,592
Accounts payable	3,408	1,948
Accrued expenses	2,068	2,179
Line of credit due to related party	759	—
Note payable to related party	—	250
Current portion of accrued severance cost	344	—
Current portion of capital lease obligation	36	43
Total current liabilities	8,684	6,012

Notes payable, net of current portion	18, 028	18,975
Line of credit due to related party	—	755
Deferred income taxes	6,513	7,145
Contingent consideration	4,182	3,699
Derivatives	258	273
Asset retirement obligation	177	175
Accrued severance costs, net of current portion	58	—
Capital lease obligation, net of current portion	30	30
Contingent legal obligation	3,671	3,627
Total liabilities	41,601	40,691

Commitments and contingencies	—	—

Stockholders' equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 18,285,092 and 18,311,228 issued and outstanding, respectively	18	18
Additional paid-in capital	100,495	100,334
Accumulated deficit	(30,442)	(29,453)
Accumulated other comprehensive loss	(504)	(696)
Total stockholders’ equity	69,567	70,203
Total liabilities and stockholders' equity	$111,168	$110,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except shares)

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2011	18,311,228	$18	$100,334	$(29,453)	$(696)	$70,203
Share-based compensation	260	—	261	—	—	261
Repurchase and retirement of common stock	(26,396)	—	(100)	—	—	(100)
Net loss	—	—	—	(989)	—	(989)
Other comprehensive income	—	—	—	—	192	192
Balance at March 31, 2012	18,285,092	$18	$100,495	$(30,442)	$(504)	$69,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except shares)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(989)	$272
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	341	257
Amortization	847	494
Provision for deferred income taxes	(597)	(95)
Share-based compensation	261	394
Change in fair value of contingent consideration	317	—
Other non-cash expenses	(2)	77
Changes in operating assets and liabilities:
Accounts receivable	(382)	(1,278)
Inventories	(889)	(777)
Prepaid expenses and other current assets	(33)	49
Restricted cash	25	—
Accounts payable and accrued liabilities	1,727	439
Income taxes payable, net	(157)	231
Net cash provided by operating activities	469	63

Cash flows from investing activities:
Purchases of long-lived assets	(319)	(336)
Net cash used in investing activities	(319)	(336)

Cash flows from financing activities:
Repayment of notes payable	(476)	(328)
Repayment of notes payable to related party	(250)	—
Principal payments on capital lease obligations	(7)	—
Payment of debt issuance costs	(70)	—
Payments to reacquire and retire common stock	(100)	(27)
Proceeds from issuance of common stock	—	3,378
Net cash provided by (used in) financing activities	(903)	3,023

Effect of exchange rate changes on cash	51	206
Net increase (decrease) in cash	(702)	2,956
Cash, beginning of period	2,951	4,086
Cash, end of period	$2,249	$7,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at March 31, 2012, including the estimates inherent in the process of preparing financial statements. Additionally, all significant intercompany accounts and transactions have been eliminated in consolidation.

We believe all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in these interim condensed consolidated financial statements. Operating results for the three-month periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. We suggest that these unaudited interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011.

2.	BACKGROUND AND DESCRIPTION OF BUSINESS

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

In June 2011, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amended ASC 220, Comprehensive Income. ASU 2011-05 requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 does not affect how earnings per share is calculated or presented. ASU 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. We adopted ASU 2011-05 as of January 1, 2012. Because we previously presented comprehensive income within our consolidated statement of changes in stockholders' equity and comprehensive income, ASU 2011-05 required us to change our presentation of comprehensive income in these condensed consolidated financial statements. In December 2011, certain guidance in ASU 2011-05 was deferred by Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. Because we don’t expect any such reclassification adjustments, our adoption of ASU 2011-12 did not have a material impact on these condensed consolidated financial statements and we do not anticipate that ASU 2011-12 will have a material impact on our financial position or the results of our operations in the future.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amended ASC 820, Fair Value Measurement. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements. Although ASU 2011-04 is not expected to have a significant effect on practice, it changes some fair value measurement principles and disclosure requirements. ASU 2011-04 became effective for interim and annual periods beginning after December 15, 2011 and must be applied prospectively. We adopted ASU 2011-04 as of January 1, 2012. Our adoption of ASU 2011-04 did not have a material impact on these condensed consolidated financial statements.

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$6,805	$6,230
Work-in-process	3,577	3,296
Finished goods	1,700	1,867
	$12,082	$11,393

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative liabilities as of March 31, 2012 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Interest rate swaps	Derivatives	$(257)
Currency forward contract	Derivatives	(1)

We have not held any types of derivative instruments other than the derivatives listed above.

Interest Rate Swaps

In December 2008, we entered into two pay-fixed, receive-variable, interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on our notes payable with TD Bank, N.A. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in comprehensive income. Such changes were due to unrealized gains and losses on the interest rate swaps. These unrealized gains and losses must be reclassified in whole or in part into earnings if, and when, a comparison of the swap(s) and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. We expect these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship, which ends upon maturity of the notes payable with TD Bank, N.A., and therefore, we do not expect to reclassify any portion of these unrealized losses from accumulated other comprehensive loss to earnings in the future. See Note 10 for a description of how we estimate the fair value of these swaps.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009, and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other expenses, net on our consolidated statement of comprehensive income (loss). At March 31, 2012, we held two such currency forward contracts. See Note 10 for a description of how we estimate the fair value of these contracts.

Effect of Derivatives on Statement of Comprehensive Income

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2012 was as follows (all amounts in thousands):

	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(7)	$9	$—	$—
Derivatives not designated as hedging instruments:
Forward currency contracts	$—	$—	$(5)

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the three months ended March 31, 2012.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended March 31, 2012.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other expenses (income), net on the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2012.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2011 was as follows (all amounts in thousands):

	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(19)	$34	$—	$—
Derivatives not designated as hedging instruments:
Forward currency contracts	$—	$—	$14

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the three months ended March 31, 2011.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended March 31, 2011.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other expenses (income), net on the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2011.

6.	SEVERANCE AGREEMENT

CTI and its former Chief Executive Officer, Derek Dunaway, entered into a separation agreement and general release, pursuant to which Mr. Dunaway’s employment will terminate effective May 14, 2012 (the “Termination Date”), provided that Mr. Dunaway shall cease to have any authority or responsibility for the conduct of the affairs of Cyalume as of April 2, 2012 (“Cessation Date”). Mr. Dunaway will be paid the following, less applicable withholdings and deductions: (a) Mr. Dunaway’s regular base salary at the annual rate of $297,500 to and through the Termination Date; (b) accrued, unused vacation days as of the Cessation Date; and (c) a $100,000 bonus which has been owed to Mr. Dunaway since 2008.

Mr. Dunaway will also receive the following payments and benefits: (i) severance pay, less applicable withholdings and deductions, of $350,000 and (ii) any unvested option awards issued to Mr. Dunaway shall become vested in full upon May 14, 2012. Certain unvested equity awards for 29,998 shares of Cyalume common stock will vest on the Cessation Date. In order to permit Mr. Dunaway to satisfy Mr. Dunaway’s tax obligations related to the vesting of the equity awards, Cyalume shall permit Mr. Dunaway to sell to Cyalume one-third (⅓) of said equity securities on the same terms and conditions in effect at the time of vesting, as Cyalume permits its other employees to sell equity securities to it. All options to purchase Cyalume common stock shall terminate on the termination date specified in such option agreement as if Mr. Dunaway had continued to be employed by Cyalume until such date.

As a result of this agreement, severance costs totaling $402,000 have been accrued as of March 31, 2012; $344,000 of these costs are expected to be paid by March 31, 2013 and the remaining costs of $58,000 are expected to be paid after March 31, 2013.

See also Note 13 for a discussion regarding the hiring of our new Chief Executive Officer.

7.	INCOME TAXES

For the three months ended March 31, 2012, the effective tax rate of 35% did not differ significantly from the federal statutory rate of 34%.

For the three months ended March 31, 2011, the effective tax rate of 40% differed from the federal statutory rate of 34% due to state taxes and certain share-based compensation.

Despite having a net loss for the three months ended March 31, 2012, we believe our net deferred tax assets are realizable due to forecasted taxable income.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

8.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of (i) shares issuable upon the exercise of warrants and options (using the “treasury stock” method), (ii) unvested restricted stock awards (using the “treasury stock” method) and (iii) shares issuable upon conversion of convertible notes using the “if-converted” method.

	Three Months Ended March 31,
	2012	2011
Basic:
Net income (loss) (in thousands)	$(989)	$272
Weighted average shares outstanding	18,172,694	15,752,302
Basic income (loss) per common share	$(0.05)	$0.02
Diluted:
Net income (loss) (in thousands)	$(989)	$272
Adjustments to net income (loss) assuming convertible notes payable are converted to common stock:
Reversal of interest expense on convertible notes payable (in thousands)	— (1)	234
Write off of unamortized costs of issuing convertible notes payable (in thousands)	— (1)	(768)
Adjustments’ estimated effect on provision for income taxes (in thousands)	— (1)	321	(2)
Income (loss) available to common stockholders for diluted net income (loss) per common share (in thousands)	$(989)	$59
Weighted average shares outstanding	18,172,694	15,752,302
Effect of dilutive potential common share equivalents	—	3,793,661
Weighted average shares outstanding, as adjusted	18,172,694	19,545,963
Diluted income (loss) per common share	$(0.05)	$0.00

(1)	Since we experienced a loss during this period, common shares issuable upon exercise of convertible securities were excluded from the loss per share calculation because the effect would be antidilutive.
(2)	Assumes an effective tax rate of approximately 40%.

The following common shares issuable upon exercise of potential common share equivalents were excluded from the calculation of diluted net income per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended March 31,
	2012	2011
Options and warrants (1)	7,862,149	4,653,588

(1)	On April 25, 2012, warrants to purchase 4,550,255 shares of our common stock expired unexercised.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

9.	COMMITMENTS AND CONTINGENCIES

Contingent Consideration

Acquisition of Cyalume Specialty Products, Inc.

In 2011, we created a new, wholly owned subsidiary (Cyalume Specialty Products, Inc., or “CSP”) that, on August 31, 2011, entered into an Asset Purchase Agreement (“APA”) with JFC Technologies, LLC (“JFC”) and the stockholders of JFC. Pursuant to the APA, effective September 1, 2011, CSP acquired from JFC substantially all of its business assets and a portion of its liabilities for cash, 712,771 shares of our common stock plus other consideration that is contingent on future financial performance of CSP. The contingent consideration ranges from $0 to $7 million and is based on the financial performance of the acquired business during the combined calendar years 2012 and 2013, to be paid after calendar year 2013 when CSP’s financial performance is known. These payments, if any, will consist of a minimum of 30% cash and the remainder paid in our common stock. The cash-portion of the payment can be greater than 30% at our discretion. Up to $5 million of the contingent payment is based on CSP achieving the following average earnings before interest, taxes, depreciation and amortization (“EBITDA”) thresholds for the calendar years ending December 31, 2012 and 2013:

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

See Note 10 for an estimate of the fair value of this liability and a description of how we estimate its fair value.

Acquisition of Combat Training Solutions, Inc.

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with CTS and the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS using cash, 133,584 shares of our common stock plus other consideration that is contingent on future financial performance of CTS. The contingent consideration ranges from $0 to $5.75 million and is based on the financial performance of the acquired business during the combined calendar years 2012 and 2013, to be paid after calendar year 2013 when CTS’ financial performance is known. Up to $5.5 million of the contingent payment is based on CTS achieving the following cumulative gross margin thresholds during the calendar years ending December 31, 2012 and 2013:

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

See Note 10 for an estimate of the fair value of this liability and a description of how we estimate its fair value.

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

Although we will appeal the final judgment, we have recorded a contingent legal obligation in the full amount of the final ruling (approximately $3.7 million) on our condensed consolidated balance sheet as of March 31, 2012. Since the Former Owners (i) retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (ii) are related parties under U.S. GAAP due to their ownership interest in us and their membership on our board of directors, we have recorded approximately $3.7 million, which includes the $3.7 million contingent legal obligation and other costs we have incurred while litigating Civil Action No. 06-706, as due from related party on our consolidated balance sheet as of March 31, 2012. We believe that the related party receivable is collectible. CTI has filed motions for reconsideration and amendment of findings. In addition, CTI has prepared and will file an appeal of the final decision with the Massachusetts appellate court.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

10.	FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets and liabilities itemized below were measured at fair value on a recurring basis at March 31, 2012 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps (see Note 5) (1)	—	$(257)	—	$(257)
Currency forward contracts (see Note 5) (2)	—	(1)	—	(1)
Contingent consideration (see Note 9) (3)	—	—	$(4,182)	(4,182)
	$—	$(258)	$(4,182)	$(4,440)

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2011 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps (see Note 5) (1)	—	$(273)	—	$(273)
Currency forward contracts (see Note 5) (2)	—	4	—	4
Contingent consideration (see Note 9) (3)	—	—	$(3,699)	(3,699)
	$—	$(269)	$(3,699)	$(3,968)

(1)	The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date (an income approach).

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(2)	The fair value of these contracts is determined by multiplying the notional amount of the contract by the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the foreign exchange rate as of the date the contract is valued (the balance sheet date). Because the contracts typically have a short duration, the value is not discounted using a present value technique (an income approach).

(3)	The contingent consideration liabilities’ fair value is determined by calculating the present value of the estimated liability that is expected to be paid in the future (an income approach). We estimated the undiscounted liability we expect to pay in the future by developing various hypothetical scenarios in which the consideration could be earned and weighting those scenarios based on our expectations that those scenarios will actually occur.

We did not transfer any assets or liabilities between Levels 1, 2 or 3 during the three months ended March 31, 2012. Any such transfer would be based on a review of the inputs used that are significant to the fair value measurement of that asset or liability.

We have other financial instruments, such as cash, accounts receivable, due from related party, restricted cash, accounts payable, accrued expenses, notes payable and line of credit whose carrying amounts approximate fair value.

Level 3 Fair Value Measurements

The table below presents a reconciliation for our only asset or liability (the contingent consideration liability) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 (all amounts in thousands):

Contingent Consideration
Balance at the beginning of period	$(3,699)
Finalization of the accounting for the acquisition of CTS (1)	(166)
Unrealized gains (losses) in earnings (2)	(317)
Balance at the end of period	$(4,182)

(1)	Recorded as an increase to the goodwill asset on our condensed consolidated balance sheet (see Note 11).
(2)	Recorded in change in fair value of contingent consideration on our consolidated statement of comprehensive income (loss). The contingent consideration liability incurred in the CTS acquisition increased $91,000 during the three months ended March 31, 2012, however this increase was only a result of the time value of money (there was no change in the undiscounted estimated future liability). The contingent consideration liability incurred in the CSP acquisition increased $226,000 during the three months ended March 31, 2012; a portion of this increase was due to a $240,000 increase (from $2,200,000 as of December 31, 2011) in the undiscounted estimated future liability while the remainder of the increase was a result of the time value of money.

The only significant unobservable inputs used in the fair value measurement of the contingent consideration liability incurred in the CTS acquisition is the estimated gross margin (revenues less cost of revenues) for the calendar years 2012 and 2013. For the contingent consideration liability incurred in the CTS acquisition, that estimated gross margin was $6,776,000 as of both March 31, 2012 and December 31, 2011. The maximum payout under this arrangement occurs when the estimated gross margin is $8,500,000; at such an amount, the fair value of this liability would be $3,959,000 as of March 31, 2012. If the estimated gross margin were below $6,000,000, then the fair value of this liability would be $0 as of March 31, 2012.

The only significant unobservable inputs used in the fair value measurement of the contingent consideration liability incurred in the CSP acquisition is the estimated EBITDA for the calendar years 2012 and 2013. For the contingent consideration liability incurred in the CSP acquisition, that estimated EBITDA was $1,032,000 and $1,007,000 as of March 31, 2012 and December 31, 2011, respectively. The maximum payout under this arrangement occurs when the estimated EBITDA is $1,800,000; at such an amount, the fair value of this liability would be $5,329,000 as of March 31, 2012. If the estimated gross margin were below $700,000, then the fair value of this liability would be $0 as of March 31, 2012.

11.	BUSINESS COMBINATIONS IN 2011

Finalization of the Accounting for the CTS Acquisition

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with CTS and the sole stockholder of CTS. A portion of the consideration paid to the sellers of CTS is contingent upon the financial performance of the acquired business during the combined calendar years 2012 and 2013 (see Note 9). The initial accounting for that contingent consideration liability was not complete as of December 31, 2011 since the fair value determination of that liability had not yet been finalized. The finalization of this accounting during the three months ended March 31, 2012 resulted in a $166,000 increase in both CTS’ goodwill asset and contingent consideration liability. Additionally, the initial accounting for the CTS acquisition-related deferred tax liability had not yet been finalized as of December 31, 2011. The finalization of this accounting during the three months ended March 31, 2012 resulted in a $64,000 decrease in both CTS’s goodwill asset and deferred tax liability.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Goodwill

Changes in our goodwill asset were related to goodwill acquired in 2011 business combinations and were as follows during the three months ended March 31, 2012 (all amounts in thousands):

Balance at the beginning of period	$55,329
Finalization of the fair value determination of contingent consideration in the CTS acquisition	166
Finalization of the CTS acquisition-related deferred tax liability	(64)
Balance at the end of period	$55,431

Contingent Consideration

See Note 10 for a schedule of changes in the contingent consideration liability during the three months ended March 31, 2012.

12.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Interest	$450	$469
Income taxes	221	33

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Adjustment to the accounting for warrants issued in July 2010 in conjunction with issuance of subordinated term loan	$—	$7
Litigation award payable accounted for as a receivable due from related party	—	2,292
Adjustment to goodwill acquired and contingent consideration incurred in the acquisition of CTS due to the finalization of the fair value of the contingent consideration	166	—
Adjustment to goodwill acquired and deferred tax liability incurred in the acquisition of CTS due to the finalization of the fair value of the business combination	64	—

13.	SUBSEQUENT EVENTS

Change in Chief Executive Officer

CTI and East Shore Ventures, LLC (“Consultant”), a limited liability company owned by Zivi Nedivi and for which Mr. Nedivi also works as an employee, entered into a services agreement, effective April 2, 2012, which provides that Mr. Nedivi will serve as Cyalume’s Chief Executive Officer and member of Cyalume’s board of directors. The agreement has an initial term of three years and continues for successive one-year periods unless terminated by either party upon 60 days written notice prior to its anniversary/expiration date or if terminated pursuant to certain events or for cause.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

During the term of the agreement, the Consultant will earn an annual cash fee of $450,000 (the “Cash Fee”), subject to annual increases at the discretion of Cyalume’s board. The Consultant is also eligible for bonus consideration based on certain predetermined annual performance targets (“Annual Performance Targets”). If Cyalume’s performance meets, but does not exceed, the Annual Performance Targets for a given fiscal year, the amount of the bonus for such fiscal year shall equal 140% of the annualized rate of the Cash Fee in effect as of the end of such fiscal year. If Cyalume’s performance exceeds the Annualized Performance Targets for a given fiscal year, the amount of the bonus for such fiscal year shall equal 140% of the annualized rate of the Cash Fee in effect as of the end of such fiscal year, plus an additional 1% of such annualized rate for each 1% by which Cyalume’s performance exceeds the Annualized Performance Targets for such fiscal year. If Cyalume’s performance fails to meet the Annualized Performance Targets for a given fiscal year, the amount of the bonus for such fiscal year shall equal 140% of the annualized rate of the Cash Fee in effect as of the end of such fiscal year, less 2% of such annualized rate for each 1% by which Cyalume’s performance failed to meet the Annualized Performance Targets for such fiscal year, provided, however, that Consultant shall not be eligible for any bonus for a given fiscal year in which Cyalume’s performance was less than or equal to 70% of the Annualized Performance Targets for such fiscal year.

Consultant also received an option to purchase up to 1,111,963 shares of Cyalume’s common stock at an exercise price per share of $3.60 (the “Option”). The Option becomes exercisable annually in five equal installments on each of the first five anniversaries of the approval of the issuance of the Option. The Option (i) will not become exercisable as to 141,333 of the Shares unless a proportional number of shares underlying the warrants issued to Granite Creek FlexCap I, L.P. and/or Patriot Capital II, LP are exercised; (ii) provides that, in the event that, prior to the date that the Option is fully exercisable, (A) there is a Change of Control (as defined in the services agreement) or (B) Consultant’s engagement under the services agreement is terminated by Cyalume’s without Cause or by Consultant for Good Reason (each as defined in the services agreement), the Option shall become fully exercisable as of the date of such Change of Control or termination, provided, however, that, if such termination of Consultant’s engagement occurs within the first eighteen (18) months after the date of the agreement, then only two-fifths (2/5) of the Option shall become fully exercisable as of the date of such termination; (iii) for piggyback registration rights; and (iv) that Consultant will receive a cash payment equal to the Tax Payment (as defined in the services agreement).

Other Personnel Changes

Effective April 30, 2012, Monte L. Pickens, resigned from his position of Executive Vice President of CTI pursuant to a Separation and Release Agreement (“SPA”) between Mr. Pickens and CTI. According to the SPA, Mr. Pickens will continue to receive his base salary of $212,000 per year through April 30, 2013. Effective May 1, 2012, CTI entered into a renewable, one-year consulting agreement with Mr. Pickens under which Mr. Pickens will provide certain consulting services to CTI’s Chief Executive Officer for $4,000 per month. The consulting agreement also clarifies that Mr. Pickens is still eligible to receive retain restricted stock and option awards granted to him in 2011 and 2010.

Additionally, CTI determined that it would not renew the employment contract of Thomas McCarthy, Government Sales Vice President of CTI. That contract expired on May 15, 2012. Effective May 15, 2012, Mr. McCarthy and CTI entered into a Separation and Release Agreement ("SPA") pursuant to which CTI will pay Mr. McCarthy his base salary of $178,500 for one year beginning on May 31, 2012.

Warrant Expiration

On April 25, 2012, warrants to purchase 4,550,255 shares of our common stock expired unexercised.

Line of Credit Due to Related Party and Restricted Cash

As fully described in Note 3 to the financial statements in Part IV, Item 15 of our Form 10-K for the year ended December 31 2011, we incurred a $750,000 line of credit with the sellers of CSP and acquired $750,000 of restricted cash from the sellers of CSP in conjunction with the acquisition of CSP on August 31, 2011. Under certain circumstances, CSP is allowed to use the restricted cash for its general business purposes. Also under certain circumstances, CSP must repay that line of credit using (i) any remaining restricted cash on hand and (ii) non-restricted cash on hand.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

After March 31, 2012, we determined that the sellers of CSP earned the right to repayment on a significant portion of the $759,000 line of credit balance that existed as of March 31, 2012. We also expect that the sellers of CSP will earn the right to repayment on the remaining line of credit balance in 2012. Therefore, as of March 31, 2012, the line of credit due to related party of $759,000 and the related restricted cash amount of $575,000 are presented as a current liability and a current asset, respectively, on our condensed consolidated balance sheet.

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

Company Overview

We are a global, technology-based manufacturer primarily providing tactical and training solutions to the military of the U.S. and other select countries, through both products and services. We manufacture chemical light, reflective and battlefield effects simulator products while our services include planning and implementing tactical training exercises simulating real world experiences. In addition, and to a lesser extent, we also sell these products into the law enforcement, commercial public safety and other markets. With the acquisition of CSP in 2011, we also manufacture and sell chemical products to the pharmaceutical, military and other markets.

We do not sell products as novelties.

We manufacture products in West Springfield, MA; Bound Brook, NJ; and Aix-en-Provence, France.

We maintain principal executive offices at 96 Windsor Street, West Springfield, Massachusetts 01089. We have two direct U.S.-based subsidiaries: Cyalume Technologies, Inc. (“CTI”) and Cyalume Specialty Products, Inc. (“CSP”). CTI is located in West Springfield, Massachusetts and CSP is located in Bound Brook, New Jersey. CTI has one non-U.S.-based subsidiary, Cyalume Technologies, SAS (“CTSAS”), located in Aix-en-Provence, France, and two U.S.-based subsidiaries, Cyalume Realty, Inc. (“CRI”) and Combat Training Solutions, Inc. (“CTS”), based in West Springfield, Massachusetts.

Material Changes in Results of Operations – 3 Months Ended March 31, 2012 versus the 3 Months Ended March 31, 2011

In our Form 10-K for the fiscal year ended December 31, 2011, we indicated our belief that uncertainty from the prospective military budgets in the U.S., combined with the drawdown /reassignment of military troops in Iraq and Afghanistan, had a significant adverse impact on our business in 2011. We also had indications that the military was drawing down stocks to limit purchases. We continue to believe that these circumstances have continued to affect us during the first quarter of 2012. Based on our understanding of these circumstances, we expect the military (non-ammunition) chemical light sales to remain at depressed levels until the June/July timeframe when summer training exercises ramp up.

Revenues for the first quarter of 2012 at $8.0 million were down from the prior year by $1.1 million, as shown in the following table of revenues by sector.

Category ($ in millions)	2012	2011	Change
Military (non-ammunition)	$4.5	$6.5	$(2.0)
Ammunition	0.8	1.7	(0.8)
Law enforcement / commercial public safety	0.9	0.9	0.0
Specialty products	1.7	-	1.7
Total	$8.0	$9.1	$(1.1)

For 2012, military non-ammunition revenues decreased from the prior year due to the matters discussed above. Ammunition revenues for 2012 decreased due to lower purchases of existing products and delays in selling new products. Regarding specialty product revenues, CSP was acquired August 31, 2011 and thus did not exist for us in 2011.

Cost of goods sold for 2012 of approximately $4.4 million decreased slightly from the prior year amount of $4.6 million due to lower revenues. Gross profit for 2012 was 45.4% versus 49.8% for the prior year. This decrease was largely attributable to a product mix change resulting from the decrease in military (non-ammunition) product sales, which generally yield us higher margins.

Sales and marketing expenses for 2012 were approximately $1.2 million, or 17% above 2011. These expenses increased primarily due to increases in payroll costs resulting from additional sales personnel added from the acquisitions of CSP and CTS.

General and administrative expenses for 2012 were approximately $2.0 million, or $0.6 million higher than 2011. The increase was primarily due to additional personnel from the acquisitions of CSP and CTS, which was partially offset by lower payroll expenses in CTI resulting from staff reductions occurring in the second half of 2011, and severance costs, totaling $0.4 million, that were incurred only in 2012 due to the departure of our former Chief Executive Officer on March 30, 2012.

Research and development expenses for 2012 were approximately $0.6 million, or an increase of $0.1 million over the prior year. The increase was due to the addition of personnel attributable to the acquisitions of CSP and CTS, partially offset by a decrease in CTI personnel.

For 2012, we had a tax benefit versus a provision in the prior year, primarily due to a pre-tax loss in 2012 versus pre-tax income in 2011. Despite having a net loss for the three months ended March 31, 2012, we believe our net deferred tax assets are realizable due to forecasted taxable income.

Material Changes in Financial Condition – March 31, 2012 versus December 31, 2011

Our accounts receivable was approximately $3.7 million at March 31, or $0.4 million higher than at December 31. This was largely due to revenues for the month of March being higher than for the month of December. Our receivables are generally collected within 30 days, thus revenues recorded in the 30 day period preceding the measurement date significantly influence the reported balances.

Inventory at March 31 was approximately $12.1 million, $0.7 million higher than at December 31 due to the timing of receipts of raw materials. Several of our inventory items, such as glass, chemical and packaging components, are purchased in bulk several times a year to obtain better pricing.

Accounts payable increased primarily due to the increased inventory purchases discussed previously in this section and to the timing of vendor payments. Note payable to related party decreased as the note was paid during the three months ended March 31, 2012. Our notes payable decreased due to scheduled principal payments made during 2012, net of amortization of debt issuance costs.

Contingent consideration liabilities increased due to (i) the passage of time, (ii) changes in estimates used to determine the liabilities’ fair value and (iii) the finalization of the initial accounting for the acquisitions. Specifically, the contingent consideration liability incurred in the CTS acquisition increased $0.1 million during the three months ended March 31, 2012 as a result of the time value of money (there was no change in the undiscounted estimated future liability). Additionally, the contingent consideration liability incurred in the CTS acquisition increased $0.2 million due to the finalization of the accounting for the CTS acquisition; an initial estimate of this liability was recorded as of December 31, 2011. The contingent consideration liability incurred in the CSP acquisition increased $0.2 million during the three months ended March 31, 2012; a portion of this increase was due to a $0.2 million increase (from $2.2 million as of December 31, 2011) in the undiscounted estimated future liability while the remainder of the increase was a result of the time value of money.

Accrued severance costs increased due to the March 30, 2012 departure of our former Chief Executive Officer and the resulting severance agreement.

Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011, we had $2.2 million and $3.0 million, respectively, of cash on hand. The major uses of cash during the three months ended March 31, 2012 were all in the normal course of business. The major sources of cash during the three months ended March 31, 2011 were also in the normal course of business. Approximately $0.1 million was incurred to buy back shares from executive management to assist with taxes payable on vesting shares.

Scheduled principal and interest payments on senior and subordinated debt for the next 12 months are $4.1 million. All operating and capital expenditures are expected to be funded from operating cash flows.

We have recorded an approximately $3.7 million payable for ongoing litigation which a related party has retained the responsibility of paying. Assuming (i) our appeal of these findings is not successful and (ii) our related party is unable to reimburse us for these findings (and the related legal costs we incur), our liquidity and capital resources could be adversely affected. We believe that the related party receivable is collectible.

Additionally, we have a severance agreement with our former Chief Executive Officer that requires us to pay him $0.4 million through May 2013.

Off-Balance Sheet Arrangements

Other than immaterial operating leases, we did not have any off-balance sheet arrangements during 2012 or 2011.

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

Foreign Operations and Currency

Accounts of our foreign subsidiary are recorded using their local currency (the euro) as the functional currency. For consolidation, revenues and expenses are converted to U.S. dollars using the average exchange rate for the month in which they were recorded. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income, net in the statement of comprehensive income in the period the gain or loss occurred.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2012.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings described in Item 3 “Legal Proceedings” in our Form 10-K for the year ended December 31, 2011.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities and use of proceeds from registered securities

We have not sold any unregistered securities during the three months ended March 31, 2012.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs

January 1 to January 31	—		$—	—	$—
February 1 to February 29	—		—	—
March 1 to March 31	26,396	(1)	3.77	—	—

(1)	26,396 shares of our common stock were repurchased from employees. These shares were a portion of the shares that these employees received relating to stock awards that vested in 2012. These shares were purchased to provide these employees with cash to pay personal income taxes arising from the stock awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our Board of Directors during the three months ended March 31, 2012.

There is no information to report under this Item in lieu of reporting that information on Form 8-K.

ITEM 6.	EXHIBITS

Exhibit Number		Description
10.1		Amended and Restated Employment Agreement of Michael Bielonko, Chief Financial Officer, Cyalume Technologies, Inc. (1) (10.1)
10.2		Separation and Release Agreement between Monte L. Pickens and Cyalume Technologies, Inc. (1) (10.2)
10.3		Services Agreement by and among the Company, Cyalume Technologies, Inc. and East Shore Ventures, LLC dated as of April 2, 2012 (2) (10.1)
10.4		Inducement Agreement by and between East Shore Ventures, LLC and Zivi Nedivi (2) (10.2)
10.5		Separation Agreement and General Release by and between Cyalume Technologies, Inc. and Derek Dunaway effective as of April 2, 2012 (2) (10.3)
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Database
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K dated April 19, 2012 and filed with the Commission April 25, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated by reference to the Current Report on Form 8-K dated March 30, 2012 and filed with the Commission April 5, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: May 21, 2012	By:	/s/ ZIVI NEDIVI
Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2012	By:	/s/ MICHAEL BIELONKO
Michael Bielonko, Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)

