Form 10-Q
period 2012-06-30
Cyalume Technologies Holdings, Inc.
filed 2012-08-09
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 30, 2012, there were outstanding 18,288,260 shares of the registrant’s Common Stock, par value $.001 per share.

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except shares and per share information)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2012	2011
Revenues	$8,923	$8,680
Cost of goods sold	5,033	4,429
Gross profit	3,890	4,251

Other expenses:
Sales and marketing	1,725	1,136
General and administrative	1,476	1,620
Research and development	377	439
Interest expense, net	571	609
Interest expense – related party	6	17
Amortization of intangible assets	477	403
Change in fair value of contingent consideration	(95)	0
Other, net	(118)	(269)
Total other expenses	4,419	3,955

Income (loss) before income taxes	(529)	296
Benefit from income taxes	(162)	(648)
Net income (loss)	(367)	944

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(367)	135
Unrealized gain (loss) on cash flow hedges, net of taxes of $(14) and $17, respectively	24	(30)
Other comprehensive income (loss)	(343)	105
Comprehensive income (loss)	$(710)	$1,049

Net income (loss) per common share:
Basic	$(.02)	$.06
Diluted	$(.02)	$.06

Weighted average shares used to compute net income (loss) per common share:
Basic	18,192,884	16,507,117
Diluted	18,192,884	19,518,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except shares and per share information)

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2012	2011
Revenues	$16,917	$17,754
Cost of goods sold	9,398	8,984
Gross profit	7,519	8,770

Other expenses:
Sales and marketing	2,967	2,198
General and administrative	3,426	3,054
Research and development	983	938
Interest expense, net	1,116	1,208
Interest expense – related party	16	34
Amortization of intangible assets	954	805
Change in fair value of contingent consideration	222	0
Other, net	(114)	(216)
Total other expenses	9,570	8,021

Income (loss) before income taxes	(2,051)	749
Benefit from income taxes	(695)	(467)
Net income (loss)	(1,356)	1,216

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(184)	572
Unrealized gain on cash flow hedges, net of taxes of $(21) and $(2), respectively	33	4
Other comprehensive income (loss)	(151)	576
Comprehensive income (loss)	$(1,507)	1,792

Net income (loss) per common share:
Basic	$(.07)	$.08
Diluted	$(.07)	$.07

Weighted average shares used to compute net income (loss) per common share:
Basic	18,182,789	16,126,735
Diluted	18,182,789	16,858,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Current assets:
Cash	$1,450	$2,951
Accounts receivable, net of allowance for doubtful accounts of $189 and $206, respectively	4,408	3,339
Inventories	12,100	11,393
Income taxes refundable	190	38
Deferred income taxes	390	386
Prepaid expenses and other current assets	534	559
Total current assets	19,072	18,666

Property, plant and equipment, net	9,791	10,417
Goodwill	55,431	55,329
Other intangible assets, net	21,200	22,007
Due from related party	3,766	3,721
Restricted cash	0	600
Other noncurrent assets	93	154
Total assets	$109,353	$110,894

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,511	$1,592
Line of credit	900	0
Accounts payable	3,842	1,948
Accrued expenses	2,105	2,179
Note payable to related party	0	250
Current portion of capital lease obligation	26	43
Total current liabilities	8,384	6,012

Notes payable, net of current portion	17,601	18,975
Line of credit due to related party	0	755
Deferred income taxes	6,305	7,145
Contingent consideration	4,087	3,699
Derivatives	223	273
Asset retirement obligation	180	175
Capital lease obligation, net of current portion	30	30
Contingent legal obligation	3,716	3,627
Total liabilities	40,526	40,691

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.001 par value; 50,000,000 shares authorized; 18,275,093 and 18,311,228 issued and outstanding, respectively	18	18
Additional paid-in capital	100,465	100,334
Accumulated deficit	(30,809)	(29,453)
Accumulated other comprehensive loss	(847)	(696)
Total stockholders’ equity	68,827	70,203
Total liabilities and stockholders' equity	$109,353	$110,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except shares)

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2011	18,311,228	$18	$100,334	$(29,453)	$(696)	$70,203
Share-based compensation	260	0	168	0	0	168
Repurchase and retirement of common stock	(36,395)	0	(131)	0	0	(131)
Modification of warrants	0	0	94	0	0	94
Net loss	0	0	0	(1,356)	0	(1,356)
Other comprehensive loss	0	0	0	0	(151)	(151)
Balance at June 30, 2012	18,275,093	$18	$100,465	$(30,809)	$(847)	$68,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,356)	$1,216
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	683	522
Amortization	1,449	999
Provision for deferred income taxes	(784)	(990)
Stock-based compensation expense	224	737
Change in fair value of contingent consideration	222	0
Other non-cash expenses	(12)	138
Changes in operating assets and liabilities:
Accounts receivable	(1,080)	(1,227)
Inventories	(984)	(800)
Prepaid expenses and other current assets	66	(37)
Restricted cash	(159)	0
Accounts payable and accrued liabilities	1,775	(329)
Income taxes payable	(157)	(721)
Net cash used in operating activities	(113)	(492)

Cash flows from investing activities:
Purchases of long-lived assets	(296)	(686)
Net cash used in investing activities	(296)	(686)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	3,432
Net proceeds from line of credit	900	0
Repayment of long-term notes payable	(1,463)	(803)
Repayment of related party note payable	(250)	0
Principal payments on capital lease obligations	(17)	0
Payments to reacquire and retire common stock	(131)	(120)
Payment of debt issuance costs	(70)	0
Net cash provided by (used in) financing activities	(1,031)	2,509

Effect of exchange rate changes on cash	(61)	252
Net increase (decrease) in cash	(1,501)	1,583
Cash, beginning of period	2,951	4,086
Cash, end of period	$1,450	$5,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at June 30, 2012, including the estimates inherent in the process of preparing financial statements. Additionally, all significant intercompany accounts and transactions have been eliminated in consolidation.

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

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$7,010	$6,230
Work-in-process	3,090	3,296
Finished goods	2,000	1,867
	$12,100	$11,393

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative liabilities as of June 30, 2012 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Interest rate swaps	Derivatives	$(219)
Currency forward contract	Derivatives	(4)

The derivative liabilities as of December 31, 2011 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contracts	Prepaid expenses and other current assets	$4
Interest rate swaps	Derivatives	(273)

Interest Rate Swaps

In December 2008, we entered into two pay-fixed, receive-variable, interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on our notes payable with TD Bank, N.A. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in comprehensive income. Such changes were due to unrealized gains and losses on the interest rate swaps. These unrealized gains and losses must be reclassified in whole or in part into earnings if, and when, a comparison of the swap(s) and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. We expect these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship, which ends upon maturity of the notes payable with TD Bank, N.A., and therefore, we do not expect to reclassify any portion of these unrealized losses from accumulated other comprehensive loss to earnings in the future. See Note 11 for a description of how we estimate the fair value of these swaps.

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009, and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other expenses, net on our consolidated statement of comprehensive income (loss). At June 30, 2012, we held one such currency forward contract. See Note 11 for a description of how we estimate the fair value of these contracts.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Effect of Derivatives on Statement of Operations

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of comprehensive income (loss) for the three months ended June 30, 2012 was as follows (all amounts in thousands):

	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(14)	$24	$0	$0
Derivatives not designated as hedging instruments:
Forward currency contracts	$0	$0	$(3)

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the three months ended June 30, 2012.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended June 30, 2012.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net in the condensed consolidated statement of comprehensive income (loss) for the three months ended June 30, 2012.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of comprehensive income (loss) for the six months ended June 30, 2012 was as follows (all amounts in thousands):

	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(21)	$33	$0	$0
Derivatives not designated as hedging instruments:
Forward currency contracts	$0	$0	$8

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the six months ended June 30, 2012.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the six months ended June 30, 2012.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net in the condensed consolidated statement of comprehensive income (loss) for the six months ended June 30, 2012.

6.	SEVERANCE AGREEMENTS

Effective March 30, 2012, CTI and its former Chief Executive Officer, Derek Dunaway, entered into a separation agreement and general release, pursuant to which Mr. Dunaway’s employment terminated effective May 14, 2012 (the “Termination Date”), provided that Mr. Dunaway ceased to have any authority or responsibility for the conduct of our affairs as of April 2, 2012 (“Cessation Date”). Under the separation agreement, we are obligated to pay Mr. Dunaway a total amount of $402,000. Additionally, any unvested option awards issued to Mr. Dunaway shall become vested in full upon May 14, 2012 and all unvested stock awards vested on the Cessation Date. In order to permit Mr. Dunaway to satisfy his tax obligations related to the vesting of the stock awards, we repurchased from Mr. Dunaway 9,999 shares of said stock awards on the same terms and conditions in effect at the time of vesting. All options to purchase our common stock shall terminate on the termination date specified in such option agreement as if Mr. Dunaway had continued to be employed by us until such date.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Effective April 30, 2012, CTI’s Executive Vice President resigned from his position pursuant to a Separation and Release Agreement with CTI. According to the Separation and Release Agreement, the former employee will receive $220,000 per year through April 30, 2013. Effective May 1, 2012, CTI entered into a renewable, one-year consulting agreement with the former employee under which he will provide certain consulting services to our Chief Executive Officer for $4,000 per month. The consulting agreement also clarifies that the former employee is still eligible to retain restricted stock and option awards granted to him in 2011 and 2010.

Additionally, CTI determined that it would not renew the employment contract for its Government Sales Vice President. That contract expired on May 15, 2012. Effective May 15, 2012, the former employee and CTI entered into a Separation and Release Agreement pursuant to which CTI will pay the former employee $185,000 for one year beginning on May 31, 2012.

As a result of these agreements, severance costs totaling $807,000 were recognized during the six months ended June 30, 2012, of which $672,000 remains payable as of June 30, 2012 and is expected to be paid by June 30, 2013.

7.	RELATED PARTY TRANSACTION

In conjunction with the acquisition of CSP in August 2011, we incurred a $750,000 line of credit payable to one of the sellers of CSP, who also became one of our employees as a result of the CSP acquisition. Additionally, the line of credit was secured by $750,000 of restricted cash that could be used by us for general business purposes. Repayment of the line of credit was subject to CSP achieving certain financial goals. During 2012, CSP achieved these financial goals and the line of credit was repaid and the restricted cash was returned to the seller.

8.	INCOME TAXES

For the three and six months ended June 30, 2012, the effective tax rates of 31% and 34%, respectively, did not differ significantly from the statutory rate of 34%.

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

Despite having a net loss for the six months ended June 30, 2012, we believe our net deferred tax assets are realizable due to forecasted taxable income.

9.	NET INCOME PER COMMON SHARE

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
Basic:
Net income (loss) (in thousands)	$(367)	$944		$(1,356)	$1,216
Weighted average shares	18,192,884	16,507,117		18,182,789	16,126,735
Basic income (loss) per common share	$(.02)	$.06		$(.07)	$.08
Diluted:
Net income (loss) (in thousands)	$(367)	$944		$(1,356)	$1,216
Adjustments to net income (loss) assuming convertible notes payable are converted to common stock:
Reversal of interest expense on convertible notes payable (in thousands)	0 (1)	236		0 (1)	0	(1)
Adjustment’s estimated effect on provision for income taxes (in thousands)	0 (1)	(93	)(2)	0 (1)	0	(1)
Income (loss) available to common stockholders for diluted net income (loss) per common share (in thousands)	$(367)	$1,087		$(1,356)	$1,216
Weighted average shares	18,192,884	16,507,117		18,182,789	16,126,735
Effect of dilutive securities	0	3,011,387		0	731,992
Weighted average shares, as adjusted	18,192,884	19,518,504		18,182,789	16,858,727
Diluted net income (loss) per common share	$(.02)	$.06		$(.07)	$.07

(1)	Common shares issuable upon exercise of convertible notes payable were excluded from the loss per share calculation because the effect would be antidilutive.
(2)	Assumes an effective tax rate of 39.45%.

The following common shares issuable upon vesting or exercise of convertible securities were excluded from the calculation of diluted net income per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options and warrants (1)	1,033,833	4,821,588	758,833	4,713,588
Restricted stock awards	61,795	0	72,010	0
Convertible notes payable	2,666,667	0	2,666,667	2,666,667

(1)	On April 25, 2012, warrants to purchase 4,550,255 shares of our common stock expired unexercised.

10.	COMMITMENTS AND CONTINGENCIES

Contingent Consideration

Acquisition of Cyalume Specialty Products, Inc.

In 2011, we created a new, wholly owned subsidiary (Cyalume Specialty Products, Inc., or “CSP”) that, on August 31, 2011, entered into an Asset Purchase Agreement (“APA”) with JFC Technologies, LLC (“JFC”) and the stockholders of JFC. Pursuant to the APA, effective September 1, 2011, CSP acquired from JFC substantially all of its business assets and a portion of its liabilities for a combination of cash, shares of our common stock plus other consideration that is contingent on future financial performance of CSP. The contingent consideration ranges from $0 to $7 million and is based on the financial performance of the acquired business during the combined calendar years 2012 and 2013, to be paid after calendar year 2013 when CSP’s financial performance is known. Up to $5 million of the contingent payment is based on CSP achieving certain average earnings before interest, taxes, depreciation and amortization (“EBITDA”) thresholds for the calendar years ending December 31, 2012 and 2013.

An additional payment of $2 million is contingent upon CSP achieving average EBITDA of $1.8 million for calendar years ending December 31, 2012 and 2013. These payments will consist of a combination of cash and our common stock.

See Note 11 for an estimate of the fair value of this liability and a description of how we estimate its fair value.

Acquisition of Combat Training Solutions, Inc.

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with CTS and the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS using a combination of cash, shares of our common stock plus other consideration that is contingent on future financial performance of CTS. The contingent consideration ranges from $0 to $5.75 million and is based on the financial performance of the acquired business during the combined calendar years 2012 and 2013, to be paid after calendar year 2013 when CTS’ financial performance is known. Up to $5.5 million of the contingent payment is based on CTS achieving certain cumulative gross margin thresholds during the calendar years ending December 31, 2012 and 2013. An additional payment of $250,000 in our common stock is contingent upon CTS achieving cumulative gross margin of $6,000,000 during calendar years ending December 31, 2012 and 2013. These payments will consist of a combination of cash and our common stock.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

See Note 11 for an estimate of the fair value of this liability and a description of how we estimate its fair value.

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

Although we will appeal the final judgment, we have recorded a contingent legal obligation in the full amount of the final ruling (approximately $3.7 million) on our condensed consolidated balance sheet as of June 30, 2012. Since the Former Owners (i) retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (ii) are related parties under U.S. GAAP due to their ownership interest in us and their membership on our board of directors, we have recorded approximately $3.8 million, which includes the $3.7 million contingent legal obligation and other costs we have incurred while litigating Civil Action No. 06-706, as due from related party on our consolidated balance sheet as of June 30, 2012. We believe that the related party receivable is collectible. CTI has filed motions for reconsideration and amendment of findings. In addition, CTI has prepared and will file an appeal of the final decision with the Massachusetts appellate court.

Complaint Regarding Failure to Deliver Warrants

On February 27, 2012, Raviv Shefet filed a complaint (Docket No. 3:12-cv-30040) in the Springfield, Massachusetts Federal District Court, alleging that we failed to deliver common stock warrants to Shefet on a timely basis for services rendered by Shefet prior to April 2008. In June 2012, we agreed to settle this matter with Mr. Shefet with a one-time cash payment of $28,750 and 22,500 shares of our common stock. Under certain circumstances, if Mr. Shefet sells these 22,500 shares for less than $3.15 per share, then we also must reimburse Mr. Shefet so that he effectively receives $3.15 for each such share sold. Accordingly we have recorded a liability of $99,625 for this matter as of June 30, 2012, which is included in accrued expenses on our consolidated balance sheet as of June 30, 2012.

Demand for Arbitration by Employee

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with Combat Training Solutions, Inc. (“CTS”) and Antonio Colon, the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS in return for consideration that included contingent consideration ranging from $0 to $5.75 million, which is based on CTS’ financial performance during the period of December 22, 2011 through December 31, 2013 (the “Measurement Period”). The SPA also contains provisions that if Mr. Colon is terminated without cause during the Measurement Period, then the maximum potential contingent consideration amount of $5.75 million becomes payable to Mr. Colon on the first business day after January 1, 2014.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

On June 15, 2012, we received a copy of a demand for arbitration filed by Mr. Colon with the American Arbitration Association. The demand alleges, among other things, that CTI has constructively terminated Mr. Colon’s employment without cause and that Cyalume and CTI have breached certain provisions of the SPA. Mr. Colon seeks, among other things, payment of the maximum potential contingent consideration amount of $5.75 million, payment of salary, wages, bonuses and benefits pursuant to Mr. Colon’s employment agreement with CTI, and reimbursement of his attorneys’ fees and costs related to this matter. We consider the allegations by Mr. Colon to be without merit and therefore no accrual has been recorded for this matter.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Assets and liabilities itemized below were measured at fair value on a recurring basis at June 30, 2012 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps (see Note 5) (1)	$0	$(219)	$0	$(219)
Currency forward contracts (see Note 5) (2)	0	(4)	0	(4)
Contingent consideration (see Note 10) (3)	0	0	(4,087)	(4,087)
	$0	$(223)	$(4,087)	$(4,310)

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2011 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps (see Note 5) (1)	$0	$(273)	$0	$(273)
Currency forward contracts (see Note 5) (2)	0	4	0	4
Contingent consideration (see Note 10) (3)	0	0	(3,699)	(3,699)
	$0	$(269)	$(3,699)	$(3,968)

(1)	The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date (an income approach).

(2)	The fair value of these contracts is determined by multiplying the notional amount of the contract by the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the foreign exchange rate as of the date the contract is valued (the balance sheet date). Because the contracts typically have a short duration, the value is not discounted using a present value technique (an income approach).

(3)	The contingent consideration liabilities’ fair value is determined by calculating the present value of the estimated liability that is expected to be paid in the future (an income approach). We estimated the undiscounted liability we expect to pay in the future by developing various hypothetical scenarios in which the consideration could be earned and weighting those scenarios based on our expectations that those scenarios will actually occur.

We did not transfer any assets or liabilities between Levels 1, 2 or 3 during the six months ended June 30, 2012. Any such transfer would be based on a review of the inputs used that are significant to the fair value measurement of that asset or liability.

We have other financial instruments, such as cash, accounts receivable, due from related party, restricted cash, accounts payable, accrued expenses, notes payable and line of credit whose carrying amounts approximate fair value.

Level 3 Fair Value Measurements

The table below presents a reconciliation for our only asset or liability (the contingent consideration liability) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 (all amounts in thousands):

Contingent Consideration
Balance at the beginning of period	$(3,699)
Finalization of the accounting for the acquisition of CTS (1)	(166)
Unrealized losses in earnings (2)	(222)
Balance at the end of period	$(4,087)

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(1)	Recorded as an increase to the goodwill asset on our condensed consolidated balance sheet (see Note 12).
(2)	Recorded in change in fair value of contingent consideration on our consolidated statement of comprehensive income (loss). The contingent consideration liability incurred in the CTS acquisition decreased $47,000 during the six months ended June 30, 2012. This decrease was a result of (i) the finalization of the CTS acquisition accounting, (ii) the time value of money, and (iii) a $600,000 decrease in the in the undiscounted estimated future liability (down from $3,375,000 from December 31, 2011). The contingent consideration liability incurred in the CSP acquisition increased $435,000 during the six months ended June 30, 2012; a portion of this increase was due to a $400,000 increase (from $2,200,000 as of December 31, 2011) in the undiscounted estimated future liability while the remainder of the increase was a result of the time value of money.

The only significant unobservable inputs used in the fair value measurement of the contingent consideration liability incurred in the CTS acquisition is the estimated gross margin (revenues less cost of revenues) for the calendar years 2012 and 2013. For the contingent consideration liability incurred in the CTS acquisition, that estimated gross margin was $6,352,000 and $6,777,000 as of June 30, 2012 and December 31, 2011, respectively. The maximum payout under this arrangement occurs when the estimated gross margin is $8,500,000; at such an amount, the fair value of this liability would be $4,185,000 as of June 30, 2012. If the estimated gross margin were below $6,000,000, then the fair value of this liability would be $0 as of June 30, 2012.

The only significant unobservable inputs used in the fair value measurement of the contingent consideration liability incurred in the CSP acquisition is the estimated EBITDA for the calendar years 2012 and 2013. For the contingent consideration liability incurred in the CSP acquisition, that estimated EBITDA was $1,057,000 and $1,007,000 as of June 30, 2012 and December 31, 2011, respectively. The maximum payout under this arrangement occurs when the estimated EBITDA is $1,800,000; at such an amount, the fair value of this liability would be $5,564,000 as of June 30, 2012. If the estimated EBITDA were below $700,000, then the fair value of this liability would be $0 as of June 30, 2012.

12.	BUSINESS COMBINATIONS IN 2011

Finalization of the Accounting for the CTS Acquisition

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with CTS and the sole stockholder of CTS. A portion of the consideration paid to the sellers of CTS is contingent upon the financial performance of the acquired business during the combined calendar years 2012 and 2013 (see Note 10). The initial accounting for that contingent consideration liability was not complete as of December 31, 2011 since the fair value determination of that liability had not yet been finalized. The finalization of this accounting during the six months ended June 30, 2012 resulted in a $166,000 increase in both CTS’ goodwill asset and contingent consideration liability. Additionally, the initial accounting for the CTS acquisition-related deferred tax liability had not yet been finalized as of December 31, 2011. The finalization of this accounting during the six months ended June 30, 2012 resulted in a $64,000 decrease in both CTS’s goodwill asset and deferred tax liability.

Goodwill

Changes in our goodwill asset were related to goodwill acquired in 2011 business combinations and were as follows during the six months ended June 30, 2012 (all amounts in thousands):

Balance at the beginning of period	$55,329
Finalization of the fair value determination of contingent consideration in the CTS acquisition	166
Finalization of the CTS acquisition-related deferred tax liability	(64)
Balance at the end of period	$55,431

Contingent Consideration

See Note 11 for a schedule of changes in the contingent consideration liability during the six months ended June 30, 2012.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Six Months Ended June 30,
	2012	2011
Interest	$904	$941
Income taxes	284	1,219

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Six Months Ended June 30,
	2012	2011
Litigation award payable accounted for as a receivable due from related party	$89	$2,292
Adjustment to the fair value of warrants issued in July 2010 in conjunction with issuance of subordinated term loan	94	7
Adjustment to goodwill acquired and contingent consideration incurred in the acquisition of CTS due to the finalization of the fair value of the contingent consideration	166	0
Adjustment to goodwill acquired and deferred tax liability incurred in the acquisition of CTS due to the finalization of the fair value of the business combination	64	0

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Material Changes in Results of Operations – 3 Months Ended June 30, 2012 versus the 3 Months Ended June 30, 2011

In our Form 10-K for the fiscal year ended December 31, 2011, we indicated our belief that uncertainty from the prospective military budgets in the U.S., combined with the drawdown /reassignment of military troops in Iraq and Afghanistan, had a significant adverse impact on our business in 2011. We also had indications that the military was drawing down stocks to limit purchases. We continue to believe that these circumstances have continued to affect us during 2012. Based on our understanding of these circumstances, we expect the military (non-ammunition) chemical light sales to remain at depressed levels until these budget uncertainties are resolved.

Revenues for the second quarter of 2012 of $8.9 million increased from the prior year by $0.2 million, as shown in the following table of revenues by sector.

Category ($ in millions)	2012	2011	Change
Military (non-ammunition)	$5.1	$6.5	$(1.4)
Ammunition	0.8	1.1	(0.3)
Law enforcement / commercial public safety	0.9	1.1	(0.2)
Specialty products	2.1	-	2.1
Total	$8.9	$8.7	$0.2

For 2012, military non-ammunition revenues decreased from the prior year due to the matters discussed above. Ammunition revenues for 2012 decreased due to lower purchases of existing products and delays in selling new products. Regarding specialty product revenues, CSP was acquired on August 31, 2011 and thus these revenues did not exist for us in 2011.

Cost of goods sold for 2012 of approximately $5.0 million increased from the prior year amount of $4.4 million due to higher revenues. Gross profit margin for 2012 was 43.6% versus 48.9% for the prior year. This decrease was largely attributable to a product mix change resulting from the decrease in military (non-ammunition) product sales, which generally yield us margins that are higher than other product types.

Sales and marketing expenses increased in 2012 primarily due to increases in payroll costs resulting from severance agreements with two former executives whose employment was terminated during the three months ended June 30, 2012. Also, additional sales personnel were added via the acquisitions of CSP and CTS, which took place after June 30, 2011.

General and administrative expenses decreased in 2012 primarily due to lower payroll expenses in CTI resulting from staff reductions in the second half of 2011 and the reversal of expenses relating to performance-based equity awards determined to have not been earned. The decrease was partially offset by 2012 general and administrative costs incurred by CSP and CTS, both of which were not owned by us before June 30, 2011.

Research and development expenses decreased in 2012 primarily due to the reversal of expenses relating to performance-based equity awards determined to have not been earned and a decrease in CTI personnel. The decrease was partially offset by 2012 research and development expenses incurred by CSP and CTS, both of which were not owned by us before June 30, 2011.

The change in fair value of contingent consideration is due to the fact that this amount is driven by changes in the fair value of the contingent consideration liabilities that resulted from the acquisitions of CSP and CTS, both of which occurred after June 30, 2011.

Other, net was higher in 2011 due to our earning reimbursement of certain product development costs from customers. Fewer of those transactions occurred in 2012. 2011 income was partially offset by the adverse effects of changes in foreign exchange rates. On the other hand, the strengthening of the U.S. dollar versus the euro increased 2012 other income.

For 2012, we had a tax benefit primarily due to the pre-tax loss versus a tax benefit in 2011 that was the result of (i) the creation of foreign tax credits through our France-based subsidiary CTSAS, (ii) a reduction in the valuation allowance against accumulated foreign tax credits and (iii) changes in repatriated earnings from CTSAS.

Material Changes in Results of Operations – 6 Months Ended June 30, 2012 versus the 6 Months Ended June 30, 2011

In our Form 10-K for the fiscal year ended December 31, 2011, we indicated our belief that uncertainty from the prospective military budgets in the U.S., combined with the drawdown /reassignment of military troops in Iraq and Afghanistan, had a significant adverse impact on our business in 2011. We also had indications that the military was drawing down stocks to limit purchases. We continue to believe that these circumstances have continued to affect us during 2012. Based on our understanding of these circumstances, we expect the military (non-ammunition) chemical light sales to remain at depressed levels until these budget uncertainties are resolved.

Revenues for 2012 of $16.9 million were down from the prior year by $0.8 million, as shown in the following table of revenues by sector.

Category ($ in millions)	2012	2011	Change
Military (non-ammunition)	$9.6	$12.8	$(3.2)
Ammunition	1.6	2.8	(1.2)
Law enforcement / commercial public safety	1.9	2.1	(0.2)
Specialty products	3.8	-	3.8
Total	$16.9	$17.7	$(0.8)

For 2012, military non-ammunition revenues decreased from the prior year due to the matters discussed above. Ammunition revenues for 2012 decreased due to lower purchases of existing products and delays in selling new products. Regarding specialty product revenues, CSP was acquired on August 31, 2011 and thus these revenues did not exist for us in 2011.

Cost of goods sold for 2012 of approximately $9.4 million increased from the prior year amount of $9.0 million, resulting in gross profit margins for 2012 and 2011 of 44.4% and 49.4%, respectively. The decrease in margins was largely attributable to a product mix change resulting from the decrease in military (non-ammunition) product sales, which generally yield us margins that are higher than other product types.

Sales and marketing expenses increased in 2012 primarily due to increases in payroll costs resulting from severance agreements with two former executives whose employment was terminated during 2012. Also, additional sales personnel were added via the acquisitions of CSP and CTS, which took place after June 30, 2011.

General and administrative expenses increased in 2012 primarily due to an increase in payroll costs resulting from a severance agreement with our former Chief Executive Officer, who was replaced in April 2012, and due to 2012 general and administrative costs incurred by CSP and CTS, both of which were not owned by us before June 30, 2011.

The change in fair value of contingent consideration is due to the fact that this amount is driven by changes in the fair value of the contingent consideration liabilities that resulted from the acquisitions of CSP and CTS, both of which occurred after June 30, 2011.

Other, net was higher in 2011 due to our earning reimbursement of certain product development costs from customers. Fewer of those transactions occurred in 2012. 2011 income was partially offset by the adverse effects of changes in foreign exchange rates. On the other hand, the strengthening of the U.S. dollar versus the euro increased 2012 other income.

For 2012, we had a tax benefit primarily due to the pre-tax loss versus a tax benefit in 2011 that was the result of (i) the creation of foreign tax credits through our France-based subsidiary CTSAS, (ii) a reduction in the valuation allowance against accumulated foreign tax credits and (iii) changes in repatriated earnings from CTSAS. Despite having a net loss for the six months ended June 30, 2012, we believe our net deferred tax assets are realizable due to forecasted taxable income.

Material Changes in Financial Condition – June 30, 2012 versus December 31, 2011

Our accounts receivable increased due to higher sales in the month of June 2012 versus the month of December 2011. Our receivables are generally collected within 30 days, thus revenues recorded in the 30-day period preceding the measurement date significantly influence the reported balances. We have no significant collection problems with our accounts receivable.

Our inventory balance is typically higher in June than in December due to lower levels of production in the fourth quarter. Several of our inventory items, such as glass, chemical and packaging components, are purchased in bulk several times a year to obtain better pricing.

Restricted cash and the line of credit due to a related party decreased since 2011 due to returning that restricted cash to repay that line of credit in full.

Accounts payable and accrued expenses, on a combined basis, increased primarily due to the timing of vendor payments and the accrual of severance payables in 2012. Note payable to related party decreased as the note was paid during 2012. Our notes payable decreased due to scheduled principal payments made during 2012, net of amortization of debt issuance costs.

Contingent consideration liabilities increased due to (i) the passage of time, (ii) changes in estimates used to determine the liabilities’ fair value and (iii) the finalization of the initial accounting for the acquisitions. Specifically, the contingent consideration liability incurred in the CTS acquisition decreased $47,000 during the six months ended June 30, 2012. This decrease was a result of (i) the finalization of the CTS acquisition accounting, (ii) the time value of money, and (iii) a $600,000 decrease in the in the undiscounted estimated future liability (down from $3,375,000 from December 31, 2011). The contingent consideration liability incurred in the CSP acquisition increased $435,000 during the six months ended June 30, 2012; a portion of this increase was due to a $400,000 increase (from $2,200,000 as of December 31, 2011) in the undiscounted estimated future liability while the remainder of the increase was a result of the time value of money.

Our deferred tax liability decreased since December 31, 2011 primarily due to estimated increases in the following items: (i) temporarily non-deductible stock-based compensation and (ii) foreign tax credits being created during 2012.

Income taxes refundable increased due to required estimated tax payments by CTSAS during 2012 which we believe will be refunded when CTSAS’ 2012 tax forms are filed.

Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011, we had $1.5 million and $3.0 million, respectively, of cash on hand. The major sources and uses of cash during 2012 were all in the normal course of business.

Forecasted principal and interest payments on debt for the next 12 months are $4.5 million, which includes $0.9 million outstanding under a line of credit which matures in December 2012 that we expect to renew. All operating and capital expenditures are expected to be funded completely from operating cash flows and net proceeds from our line of credit.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with Combat Training Solutions, Inc. (“CTS”) and Antonio Colon, the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS in return for consideration that included contingent consideration ranging from $0 to $5.75 million, which is based on CTS’ financial performance during the period of December 22, 2011 through December 31, 2013 (the “Measurement Period”). The SPA also contains provisions that if Mr. Colon is terminated without cause during the Measurement Period, then the maximum potential contingent consideration amount of $5.75 million becomes payable to Mr. Colon on the first business day after January 1, 2014.

On June 15, 2012, we received a copy of a demand for arbitration filed by Mr. Colon with the American Arbitration Association. The demand alleges, among other things, that CTI has constructively terminated Mr. Colon’s employment without cause and that Cyalume and CTI have breached certain provisions of the SPA. Mr. Colon seeks, among other things, payment of the maximum potential contingent consideration amount of $5.75 million, payment of salary, wages, bonuses and benefits pursuant to Mr. Colon’s employment agreement with CTI, and reimbursement of his attorneys’ fees and costs related to this matter. We consider the allegations by Mr. Colon to be without merit and therefore no accrual has been recorded for this matter.

Other than the issue described in the previous two paragraphs, there have been no material developments in the legal proceedings described in Item 3 “Legal Proceedings” in our Form 10-K for the year ended December 31, 2011.

ITEM 1A.    RISK FACTORS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs

April 1 to April 30	—		—	—	$—
May 1 to May 31	9,999	(1)	$3.10	—	—
June 1 to June 30	—		—	—	—

(1)	9,999 shares of our common stock were repurchased from our former Chief Executive Officer. These shares were a portion of the shares that he received relating to stock awards that recently vested. These shares were purchased to provide him with cash to pay personal income taxes arising from the stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our Board of Directors during the three months ended June 30, 2012.

There is no information to report under this Item in lieu of reporting that information on Form 8-K.

ITEM 6.    EXHIBITS

Exhibit Number		Description
10.1	(1)	Employment Agreement between Daniel S. Baker and Cyalume Technologies, Inc. effective September 10, 2012 (10.1)
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Database
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K dated July 19, 2012 and filed with the Commission July 25, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: August 9, 2012	By:	/s/ ZIVI NEDIVI
Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	By:	/s/ MICHAEL BIELONKO
Michael Bielonko, Chief Financial Officer
(Principal Financial Officer)

