Form 10-Q
period 2012-09-30
Cyalume Technologies Holdings, Inc.
filed 2012-11-15
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 5, 2012, there were outstanding 18,288,260 shares of the registrant’s Common Stock, par value $.001 per share.

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Current assets:
Cash	$1,716	$2,951
Accounts receivable, net of allowance for doubtful accounts of $188 and $206, respectively	4,144	3,339
Inventories	10,718	11,393
Income taxes refundable	200	38
Deferred income taxes	383	386
Prepaid expenses and other current assets	548	559
Total current assets	17,709	18,666

Property, plant and equipment, net	9,296	10,417
Goodwill	8,160	55,329
Other intangible assets, net	20,528	22,007
Due from related party	3,811	3,721
Restricted cash	0	600
Other noncurrent assets	61	154
Total assets	$59,565	$110,894

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,509	$1,592
Accounts payable	3,146	1,948
Accrued expenses	2,213	2,179
Note payable to related party	0	250
Current portion of capital lease obligation	16	43
Total current liabilities	6,884	6,012

Notes payable, net of current portion	17,226	18,975
Line of credit due to related party	0	755
Deferred income taxes	5,242	7,145
Contingent consideration	4,106	3,699
Derivatives	196	273
Asset retirement obligation	182	175
Capital lease obligation, net of current portion	30	30
Contingent legal obligation	3,761	3,627
Total liabilities	37,627	40,691

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.001 par value; 50,000,000 shares authorized; 18,288,260 and 18,311,228 issued and outstanding, respectively	18	18
Additional paid-in capital	100,607	100,334
Accumulated deficit	(77,979)	(29,453)
Accumulated other comprehensive loss	(708)	(696)
Total stockholders’ equity	21,938	70,203
Total liabilities and stockholders' equity	$59,565	$110,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except shares and per share information)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2012	2011
Revenues	$10,095	$8,601
Cost of goods sold	6,063	4,629
Gross profit	4,032	3,972

Other expenses:
Sales and marketing	1,262	1,060
General and administrative	1,679	1,503
Research and development	441	489
Interest expense, net	559	563
Interest expense – related party	2	1
Amortization of intangible assets	466	451
Change in fair value of contingent consideration	19	0
Impairment loss on equipment	273	0
Impairment loss on intangible assets	281	0
Impairment loss on goodwill	47,088	0
Other, net	(31)	(232)
Total other expenses	52,039	3,835

Income (loss) before income taxes	(48,007)	137
Benefit from income taxes	(837)	(107)
Net income (loss)	(47,170)	244

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	124	(338)
Unrealized gain on cash flow hedges, net of taxes of $(9) and $0, respectively	15	1
Other comprehensive income (loss)	139	(337)
Comprehensive loss	$(47,031)	$(93)

Net income (loss) per common share:
Basic	$(2.59)	$.01
Diluted	$(2.59)	$.01

Weighted average shares used to compute net income (loss) per common share:
Basic	18,212,618	17,381,750
Diluted	18,212,618	18,202,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except shares and per share information)

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2012	2011
Revenues	$27,012	$26,355
Cost of goods sold	15,461	13,613
Gross profit	11,551	12,742

Other expenses:
Sales and marketing	4,229	3,258
General and administrative	5,105	4,557
Research and development	1,424	1,427
Interest expense, net	1,675	1,771
Interest expense – related party	18	35
Amortization of intangible assets	1,420	1,256
Change in fair value of contingent consideration	241	0
Impairment loss on equipment	273	0
Impairment loss on intangible assets	281	0
Impairment loss on goodwill	47,088	0
Other, net	(145)	(448)
Total other expenses	61,609	11,856

Income (loss) before income taxes	(50,058)	886
Benefit from income taxes	(1,532)	(574)
Net income (loss)	(48,526)	1,460

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(60)	234
Unrealized gain on cash flow hedges, net of taxes of $(30) and $(2), respectively	48	5
Other comprehensive income (loss)	(12)	239
Comprehensive income (loss)	$(48,538)	1,699

Net income (loss) per common share:
Basic	$(2.67)	$.09
Diluted	$(2.67)	$.08

Weighted average shares used to compute net income (loss) per common share:
Basic	18,192,805	16,549,504
Diluted	18,192,805	18,279,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except shares)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Number		Paid-In	Accumulated	Comprehensive	Stockholders’
	of Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2011	18,311,228	$18	$100,334	$(29,453)	$(696)	$70,203
Share-based compensation	260	0	262	0	0	262
Repurchase and retirement of common stock	(39,895)	0	(139)	0	0	(139)
Modification of warrants	0	0	94	0	0	94
Common stock issuance	22,500	0	56	0	0	56
Reversal of forfeited restricted awards	(5,833)	0	0	0	0	0
Net loss	0	0	0	(48,526)	0	(48,526)
Other comprehensive loss	0	0	0	0	(12)	(12)
Balance at September 30, 2012	18,288,260	$18	$100,607	$(77,979)	$(708)	$21,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(48,526)	$1,460
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,031	819
Amortization	2,044	1,578
Provision for deferred income taxes	(1,677)	(1,265)
Share-based compensation expense	262	970
Common stock issuance	56	0
Change in fair value of contingent consideration	241	0
Impairment loss on equipment	273	0
Impairment loss on intangible assets	281	0
Impairment loss on goodwill	47,088	0
Other non-cash expenses	16	88
Changes in operating assets and liabilities:
Accounts receivable	(808)	(1,708)
Inventories	405	(1,283)
Prepaid expenses and other current assets	54	(76)
Restricted cash	(159)	0
Accounts payable and accrued liabilities	1,238	483
Income taxes payable	(160)	(765)
Net cash provided by operating activities	1,659	301

Cash flows from investing activities:
Payment relating to a business combination, net of $200 cash acquired	0	(2,300)
Purchases of long-lived assets	(430)	(959)
Net cash used in investing activities	(430)	(3,259)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	3,432
Repayment of long-term notes payable	(1,938)	(1,278)
Repayment of related party note payable	(250)	0
Principal payments on capital lease obligations	(27)	0
Payments to reacquire and retire common stock	(139)	(134)
Payment of debt issuance costs	(70)	0
Net cash provided by (used in) financing activities	(2,424)	2,020

Effect of exchange rate changes on cash	(40)	213
Net decrease in cash	(1,235)	(725)
Cash, beginning of period	2,951	4,086
Cash, end of period	$1,716	$3,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at September 30, 2012, including the estimates inherent in the process of preparing financial statements.

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

These consolidated financial statements and footnotes include the financial position and operations of Cyalume Technologies Holdings, Inc. (“Cyalume”), a holding company that is the sole shareholder of Cyalume Technologies, Inc. (“CTI”) and of Cyalume Specialty Products, Inc. (“CSP”). CTI is the sole shareholder of Cyalume Technologies, SAS (“CTSAS”), Cyalume Realty, Inc. (“CRI”) and Combat Training Solutions, Inc. (“CTS”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We are managed as one operating segment with four reporting units: Chemical Light (the operations of CTI and CTSAS), Training (the operations of CTS), Specialty Products (the operations of CSP) and Other (the operations of CRI and the parent company Cyalume Technologies Holdings, Inc.).

3.	NEW ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update No. 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which updates a wide range of topics in the FASB Codification. ASU 2012-04 includes technical corrections and improvements to FASB Codification and conforming amendments related to fair value measurements. ASU 2012-04 will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

In August 2012, the FASB issued Accounting Standards Update No. 2012-03, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-3”). ASU 2012-03 amends certain SEC-related sections of the FASB Codification for various recent SEC and FASB pronouncements. ASU 2012-03 was effective upon its issuance. The adoption of ASU 2012-03 did not have have a material impact on our financial position or results of operations.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. (“ASU 2012-02”), which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for an indefinite-lived intangible asset. Under ASU 2012-02, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2012-02 became effective for interim and annual impairment tests after September 15, 2012. Early adoption was permitted. We adopted ASU 2012-02 as of August 31, 2012. Our adoption of ASU 2012-02 did not have a material impact on these condensed consolidated financial statements.

4.	IMPAIRMENT CHARGES

During the three months ended September 30, 2012 we recorded a $47,088,000  loss on goodwill impairment, a $281,000 loss on impairment of certain amortizing intangible assets and a $273,000 loss on impairment of certain manufacturing equipment. Our one non-amortizing intangible asset, Chemical Light’s trade name asset, was not considered to be impaired as of August 31, 2012. See Note 6 for activity affecting our goodwill asset during the nine months ending September 30, 2012. See Note 13 for fair value information on these assets.

Before conducting of our annual goodwill impairment assessment, we first assessed whether any non-goodwill assets were impaired because we were concerned that such assets might be impaired due to the recent declines in our stock price and industry conditions discussed later in this Note 4. This assessment determined that Training’s patent asset was impaired $172,000, Training’s trade name asset was impaired $29,000 and Training’s non-compete agreement asset was impaired $80,000. Therefore, we recorded a $281,000 impairment loss on these intangible assets during the three months ended September 30, 2012. This assessment also determined that one piece of Chemical Light’s manufacturing equipment with a carrying value of $273,000 had no value, since we do not foresee using this equipment in the future, and therefore a $273,000 impairment loss was recognized during the three months ended September 30, 2012 as well.

We then assessed qualitative factors to determine whether it is more likely than not that the fair values of our reporting units that contain goodwill are less than their carrying value. In addition to these intangible asset impairments, we identified two other factors, adverse changes in our stock price and adverse changes in industry/market considerations, that led us to conclude that it was more likely than not that the fair value was less than the carrying value.

Regarding our stock price, the closing price of our stock at December 31, 2011 was $3.75 per share. Beginning in April 2012, the share price began steadily dropping to a closing price of $2.34 on August 31, 2012. Then on September 27, 2012, shares traded at $1.50 per share. In addition, on October 5, 2012, shares traded at $1.00 per share.

Regarding industry conditions, during the past several years, based on the success of the Chemical Light’s 40mm training round purchased by the U.S. Marines Corps that uses our chemical light technology, we have believed that the volume of this product would grow when adopted by the U.S. Army. During the fourth quarter of 2012, we will have completed production requirements under the Marines Corps contract, which expires in 2012. We recently learned that the Marines Corps contract will not be extended. In addition, the Army does not plan to purchase the product. Instead, we understand that the U.S. military is planning for a new 40mm training round that will be produced around 2015 and, that this new round is not based on chemical light technology. While this could change, we believe at this time it is more likely than not that the new round will not employ our chemical light technology. Consequently, at this time, these factors have led us to significantly reduce our long-term revenue growth projected for our ammunition sector. Whereas the ammunition sector had been expected to be the largest contributor to our total revenues, the forecasted reduction resulted in a significant decrease in projected cash flows.

We then performed what is commonly known as “step 1” of the goodwill impairment assessment by comparing the fair value of each reporting unit containing goodwill to those reporting units’ carrying values. Only our Chemical Light, Training, and Specialty Products reporting units have goodwill assets. Since there are no quoted market prices for our reporting units, the fair value of our reporting units were determined using a discounted present value technique utilizing each reporting unit’s forecasted after-tax cash flows. The “step 1” test determined that the carrying values of the Training and the Chemical Light reporting units exceeded their fair values and therefore their goodwill needed to be tested further under what is commonly known as “step 2” of the goodwill impairment assessment.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Under “step 2” of the goodwill impairment assessment, we compared the implied fair value of Chemical Light’s and Training’s goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, that excess must be recognized as an impairment loss. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination is determined. The excess of the fair value of each reporting unit over the amounts assigned to its assets and liabilities is the implied amount of the reporting unit’s goodwill. We identified several intangible assets that were valued during this process, including technology, customer relationships, trade names, non-compete agreements, and our workforce. The allocation process was performed only for purposes of goodwill impairment. We determined the fair value of these assets using various discounted cash flow-based methods that utilize assumptions such as the ability of these assets to generate future cash flows, present-value factors, income tax rates and customer attrition rates.

5.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$6,653	$6,230
Work-in-process	2,391	3,296
Finished goods	1,674	1,867
	$10,718	$11,393

6.	GOODWILL

Changes in our goodwill asset were as follows during the nine months ended September 30, 2012 (all amounts in thousands):

Balance at December 31, 2011 (1)	$55,329
Impairment loss (see Notes 4 and 13)	(47,088)
Adjustment to CTS goodwill due to the current period reduction of its deferred tax liability associated with the current period impairment of identified intangible assets (see Note 4)	(183)
Finalization of the fair value determination of contingent consideration in the CTS acquisition (2)	166
Finalization of the CTS acquisition-related deferred tax liability (2)	(64)
Balance at September 30, 2012 (3)	$8,160

(1)	Gross amount of goodwill was $67,785,000 as of December 31, 2011. Accumulated impairment losses were $12,456,000 as of December 31, 2011.

(2)	On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with CTS and the sole stockholder of CTS. A portion of the consideration paid to the sellers of CTS is contingent upon the financial performance of the acquired business during the combined calendar years 2012 and 2013 (see Note 12). The initial accounting for that contingent consideration liability was not complete as of December 31, 2011 since the fair value determination of that liability had not yet been finalized. The finalization of this accounting during the nine months ended September 30, 2012 resulted in a $166,000 increase in both CTS’ goodwill asset and contingent consideration liability. Additionally, the initial accounting for the CTS acquisition-related deferred tax liability had not yet been finalized as of December 31, 2011. The finalization of this accounting during the nine months ended September 30, 2012 resulted in a $64,000 decrease in both CTS’s goodwill asset and deferred tax liability.

(3)	Gross amount of goodwill was $67,704,000 as of September 30, 2012. Accumulated impairment losses were $59,544,000 as of September 30, 2012.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative liabilities as of September 30, 2012 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Interest rate swaps	Derivatives	$(195)
Currency forward contract	Derivatives	(1)

The derivative liabilities as of December 31, 2011 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contracts	Prepaid expenses and other current assets	$4
Interest rate swaps	Derivatives	(273)

Interest Rate Swaps

In December 2008, we entered into two pay-fixed, receive-variable, interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on our notes payable with TD Bank, N.A. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in comprehensive income (loss). Such changes were due to unrealized gains and losses on the interest rate swaps. These unrealized gains and losses must be reclassified in whole or in part into earnings if, and when, a comparison of the swap(s) and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. We expect these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship, which ends upon maturity of the notes payable with TD Bank, N.A., and therefore, we do not expect to reclassify any portion of these unrealized losses from accumulated other comprehensive loss to earnings in the future. See Note 13 for a description of how we estimate the fair value of these swaps.

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009, and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other expenses, net on our consolidated statement of comprehensive income (loss). At September 30, 2012, we held one such currency forward contract. See Note 13 for a description of how we estimate the fair value of these contracts.

Effect of Derivatives on Statement of Comprehensive Income (Loss)

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of comprehensive loss for the three months ended September 30, 2012 was as follows (all amounts in thousands):

	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(9)	$15	$0	$0
Derivatives not designated as hedging instruments:
Forward currency contracts	$0	$0	$3

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the three months ended September 30, 2012.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended September 30, 2012.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net in the condensed consolidated statement of comprehensive income for the three months ended September 30, 2012.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2012 was as follows (all amounts in thousands):

	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(30)	$48	$0	$0
Derivatives not designated as hedging instruments:
Forward currency contracts	$0	$0	$(5)

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the nine months ended September 30, 2012.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the nine months ended September 30, 2012.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net in the condensed consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2012.

8.	SEVERANCE AGREEMENTS

Effective March 30, 2012, CTI and its former Chief Executive Officer, Derek Dunaway, entered into a separation agreement and general release, pursuant to which Mr. Dunaway’s employment terminated effective May 14, 2012 (the “Termination Date”), provided that Mr. Dunaway ceased to have any authority or responsibility for the conduct of our affairs as of April 2, 2012 (“Cessation Date”). Under the separation agreement, we are obligated to pay Mr. Dunaway a total amount of $402,000. Additionally, any unvested option awards issued to Mr. Dunaway became vested in full upon May 14, 2012 and all unvested stock awards vested on the Cessation Date. In order to permit Mr. Dunaway to satisfy his tax obligations related to the vesting of the stock awards, we repurchased from Mr. Dunaway 9,999 shares of said stock awards on the same terms and conditions in effect at the time of vesting. All options to purchase our common stock shall terminate on the termination date specified in such option agreement as if Mr. Dunaway had continued to be employed by us until such date.

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

As a result of these agreements, severance costs totaling $807,000 were recognized during the nine months ended September 30, 2012, of which $499,000 remains payable as of September 30, 2012 and is expected to be paid within one year.

9.	RELATED PARTY TRANSACTION

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

See Note 12 for a description of a management agreement with one of the members of our board of directors.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

10.	INCOME TAXES

For the three months ended September 30, 2012, the effective tax rate of 2% differed from the statutory rate of 34% primarily due to the impairment of our goodwill.

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

For the nine months ended September 30, 2012, the effective tax rate of 3% differed from the statutory rate of 34% primarily due to the impairment of our goodwill.

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

Despite having a net loss for the nine months ended September 30, 2012, we believe our net deferred tax assets are realizable due to forecasted taxable income.

11.	NET INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic:
Net income (loss) (in thousands)	$(47,170)	$244	$(48,526)	$1,460
Weighted average shares	18,212,618	17,381,750	18,192,805	16,549,504
Basic income (loss) per common share	$(2.59)	$.01	$(2.67)	$.09
Diluted:
Net income (loss) (in thousands)	$(47,170)	$244	$(48,526)	$1,460
Income (loss) available to common stockholders for diluted net income (loss) per common share (in thousands)	$(47,170)	$244	$(48,526)	$1,460
Weighted average shares	18,212,618	17,381,750	18,192,805	16,549,504
Effect of dilutive securities	0	821,014	0	1,729,780
Weighted average shares, as adjusted	18,212,618	18,202,764	18,192,805	18,279,284
Diluted net income (loss) per common share	$(2.59)	$.01	$(2.67)	$.08

The following common shares issuable upon vesting or exercise of convertible securities were excluded from the calculation of diluted net income (loss) per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options and warrants	2,479,937	5,372,588	1,033,833	5,090,088
Restricted stock awards	50,321	0	72,784	0
Convertible notes payable	2,666,667	2,666,667	2,666,667	2,666,667

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

12.	COMMITMENTS AND CONTINGENCIES

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

See Note 13 for an estimate of the fair value of this liability and a description of how we estimate its fair value.

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

See Note 13 for an estimate of the fair value of this liability and a description of how we estimate its fair value.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

On July 12, 2012, the Court issued an Amended Final Judgment and, on September 20, 2012, a Final Judgment. There were no changes to the previously described damage awards. In response, on October 17, 2012, we filed our Notice of Appeal, which lists a number of bases for overturning the awards.

Although we have appealed the final judgment, we have recorded a contingent legal obligation in the full amount of the final ruling (approximately $3.7 million) on our condensed consolidated balance sheet as of September 30, 2012. Since the Former Owners (i) retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (ii) are related parties under U.S. GAAP due to their ownership interest in us and their membership on our board of directors, we have recorded approximately $3.8 million, which includes the $3.7 million contingent legal obligation and other costs we have incurred while litigating Civil Action No. 06-706, as due from related party on our consolidated balance sheet as of September 30, 2012. We believe that the related party receivable is collectible.

Complaint Regarding Failure to Deliver Warrants

On February 27, 2012, Raviv Shefet filed a complaint (Docket No. 3:12-cv-30040) in the Springfield, Massachusetts Federal District Court, alleging that we failed to deliver common stock warrants to Shefet on a timely basis for services rendered by Shefet prior to April 2008. On July 2, 2012, we executed a settlement agreement for this matter with Mr. Shefet and agreed to pay a one-time cash payment of $28,750 and 22,500 shares of our common stock, both of which have been remitted to Mr. Shefet. Under certain circumstances, if Mr. Shefet sells these 22,500 shares for less than $3.15 per share, then we also must reimburse Mr. Shefet so that he effectively receives $3.15 for each such share sold. Accordingly, we have recorded a liability of $14,625 for this matter as of September 30, 2012, which is included in accrued expenses on our consolidated balance sheet as of September 30, 2012.

Demand for Arbitration by Employee

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with Combat Training Solutions, Inc. (“CTS”) and Antonio Colon, the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS in return for consideration that included contingent consideration ranging from $0 to $5.75 million, which is based on CTS’ financial performance during the period of December 22, 2011 through December 31, 2013.

On June 15, 2012, we received a copy of a demand for arbitration filed by Mr. Colon with the American Arbitration Association. The demand alleges, among other things, that CTI has constructively terminated Mr. Colon’s employment without cause and that Cyalume and CTI have breached certain provisions of the SPA. Mr. Colon seeks, among other things, payment of the maximum potential contingent consideration amount of $5.75 million, payment of salary, wages, bonuses and benefits pursuant to Mr. Colon’s employment agreement with CTI, and reimbursement of his attorneys’ fees and costs related to this matter. On August 17, 2012, Mr. Colon filed suit in Federal Court and on September 11, 2012, he filed to have the arbitration withdrawn. In addition, on September 11, 2012, Mr. Colon chose to cease working for us. We are seeking dismissal of both the arbitration case and the lawsuit filed in Federal Court.

We consider the allegations by Mr. Colon to be without merit and therefore no liability has been recorded for this matter.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The management agreement stipulates that these services would be performed by Yaron Eitan, an employee of Selway and a member of our Board of Directors, with assistance, as needed, from other employees of Selway. The management agreement, which expired on October 1, 2012, was extended through December 31, 2013. Under the management agreement, we indemnify Selway and Selway indemnifies us against certain losses that could be incurred while carrying out its obligations under the management agreement. Per the amendment to extend the management agreement, Selway’s compensation for these services is $21,000 per month. We also reimburse Selway for costs incurred specifically on our behalf for these services.

13.	FAIR VALUE

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at September 30, 2012 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps (see Note 7) (1)	$0	$(195)	$0	$(195)
Currency forward contracts (see Note 7) (2)	0	(1)	0	(1)
Contingent consideration (see Note 12) (3)	0	0	(4,106)	(4,106)
	$0	$(196)	$(4,106)	$(4,302)

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2011 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps (see Note 7) (1)	$0	$(273)	$0	$(273)
Currency forward contracts (see Note 7) (2)	0	4	0	4
Contingent consideration (see Note 12) (3)	0	0	(3,699)	(3,699)
	$0	$(269)	$(3,699)	$(3,968)

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(1)	The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date (an income approach).

(2)	The fair value of these contracts is determined by multiplying the notional amount of the contract by the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the foreign exchange rate as of the date the contract is valued (the balance sheet date). Because the contracts typically have a short duration, the value is not discounted using a present value technique (an income approach).

(3)	The contingent consideration liabilities’ fair value is determined by calculating the present value of the estimated liability that is expected to be paid in the future (an income approach). We estimated the undiscounted liability we expect to pay in the future by developing various hypothetical scenarios in which the consideration could be earned and weighting those scenarios based on our expectations that those scenarios will actually occur.

We did not transfer any assets or liabilities between Levels 1, 2 or 3 during the nine months ended September 30, 2012. Any such transfer would be based on a review of the inputs used that are significant to the fair value measurement of that asset or liability.

We have other financial instruments, such as cash, accounts receivable, due from related party, accounts payable, accrued expenses and notes payable whose carrying amounts approximate fair value.

The table below presents a reconciliation for our only asset or liability (the contingent consideration liability) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 (all amounts in thousands):

Contingent Consideration
Balance at the beginning of period	$(3,699)
Finalization of the accounting for the acquisition of CTS (1)	(166)
Unrealized losses in earnings (2)	(241)
Balance at the end of period	$(4,106)

(1)	Recorded as an increase to the goodwill asset on our condensed consolidated balance sheet (see Note 6).

(2)	Recorded in change in fair value of contingent consideration on our consolidated statement of comprehensive income (loss). The contingent consideration liability incurred in the CTS acquisition decreased $2,067,000 during the nine months ended September 30, 2012. This decrease was a result of (i) the finalization of the CTS acquisition accounting, (ii) the time value of money, and (iii) a $3,375,000 decrease in the undiscounted estimated future liability (down from $3,375,000 from December 31, 2011). The contingent consideration liability incurred in the CSP acquisition increased $2,480,000 during the nine months ended September 30, 2012; a portion of this increase was due to a $2,800,000 increase (from $2,200,000 as of December 31, 2011) in the undiscounted estimated future liability while the remainder of the increase was a result of the time value of money.

The only significant unobservable inputs used in the fair value measurement of the contingent consideration liability incurred in the CTS acquisition is the estimated gross margin (revenues less cost of revenues) for the calendar years 2012 and 2013. For the contingent consideration liability incurred in the CTS acquisition, that estimated gross margin was $3,257,000 and $6,777,000 as of September 30, 2012 and December 31, 2011, respectively. The maximum payout under this arrangement occurs when the estimated gross margin is $8,500,000; at such an amount, the fair value of this liability would be $4,384,000 as of September 30, 2012. If the estimated gross margin were below $6,000,000 (which is the case as of September 30, 2012), then the fair value of this liability would be $0 as of September 30, 2012.

The only significant unobservable inputs used in the fair value measurement of the contingent consideration liability incurred in the CSP acquisition is the estimated EBITDA for the calendar years 2012 and 2013. For the contingent consideration liability incurred in the CSP acquisition, that estimated EBITDA was $1,654,000 and $1,007,000 as of September 30, 2012 and December 31, 2011, respectively. The maximum payout under this arrangement occurs when the estimated EBITDA is $1,800,000; at such an amount, the fair value of this liability would be $5,757,000 as of September 30, 2012. If the estimated EBITDA were below $700,000, then the fair value of this liability would be $0 as of September 30, 2012.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended September 30, 2012, the following assets, all of which are Level 3 assets, were identified as impaired and were adjusted to their fair values (in thousands of dollars) (see also Notes 4 and 6):

	Cyalume Reporting Unit (1)	Loss Recognized	Fair Value
Goodwill (2)	Chemical Light	$46,230	$5,014
Goodwill (2)	Training	858	351
Patents (3)	Training	172	210
Trade name (4)	Training	29	30
Non-compete agreements (5)	Training	80	40
Certain equipment (6)	Chemical Light	273	0

(1)	We are managed as one operating segment with four reporting units: Chemical Light (the operations of CTI and CTSAS), Training (the operations of CTS), Specialty Products (the operations of CSP) and Other (the operations of CRI and the parent company Cyalume Technologies Holdings, Inc.). Specialty Products’ goodwill was not considered to be impaired and our Other reporting unit does not have a goodwill asset.

(2)	The fair value of the impaired goodwill asset was determined calculating the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities and utilized present value techniques utilizing each reporting unit’s forecasted after-tax cash flows.

(3)	The fair value of the impaired patent asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the patents, net of estimated income taxes (an income approach).

(4)	The fair value of the impaired trademarks and trade names asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the trademarks and trade names, net of estimated income taxes (an income approach).

(5)	The fair value of the impaired non-compete agreement asset was determined using the “comparative business valuation” method, which compares the present value of two streams of the reporting unit’s estimated future cash flows; one stream assuming the non-compete agreements are in place and the other stream assuming the agreements are not in place (an income approach).

(6)	The fair value of the impaired equipment was determined estimating the present value of cash flows expected to result from the use and disposition of the equipment (an income approach).

14.	OPTION AWARDS

In September 2012, we awarded options to purchase 1,036,104 shares of our common stock to East Shore Ventures, LLC as part of compensation for Chief Executive Officer services provided by East Shore Ventures, LLC’s owner and employee under an agreement entered into on April 2, 2012. The options allow East Shore Ventures, LLC to purchase shares of our common stock at $1.50 per share and can be exercised as to 207,221 shares on each of April 2, 2013, 2014, 2015 and 2016 and as to 207,220 shares on April 2, 2017. Because East Shore Ventures, LLC is not considered to be an employee under U.S. GAAP rules for accounting for share-based payments, we must estimate the fair value of these options every reporting period and adjust the related compensation cost accordingly. As of September 30, 2012, we estimated, based upon a Black-Scholes model, that the fair value of these options was $0.77 per option (or $798,000 in the aggregate), using an expected term of 6 years, an expected dividend to be paid during the expected term of $0, volatility of 25.84%, a risk-free rate of 0.83%, and an underlying market price of the stock of $2.00. The estimated fair value of these options will be expensed over the vesting period. These options expire on April 2, 2022 or earlier if forfeited by East Shore Ventures, LLC.

Also in September 2012, we awarded options to purchase 350,000 shares of our common stock to our Chief Operating Officer as part of his employment compensation. The options allow our Chief Operating Officer to purchase shares of our common stock at $1.50 per share and can be exercised as to 70,000 shares on each of September 10, 2013, 2014, 2015, 2016 and 2017. We estimated, based upon a Black-Scholes model, that the fair value of these options on the award date was $1.09 per option (or $381,500 in the aggregate), using an expected term of 6.5 years, an expected dividend to be paid during the expected term of $0, volatility of 25.82%, a risk-free rate of 1.10%, and an underlying market price of the stock of $2.34. The estimated fair value of these options will be expensed over the vesting period. These options expire on September 10, 2022 or earlier if forfeited.

15.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Nine Months Ended September 30,
	2012	2011
Interest	$1,346	$1,405
Income taxes	345	1,461

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Nine Months Ended September 30,
	2012	2011
Litigation award payable accounted for as a receivable due from related party	$134	$3,676
Adjustment to the fair value of warrants issued in July 2010 in conjunction with issuance of subordinated term loan	94	7
Adjustment to goodwill acquired and contingent consideration incurred in the acquisition of CTS due to the finalization of the fair value of the contingent consideration	166	0
Adjustment to goodwill acquired and deferred tax liability incurred in the acquisition of CTS due to the finalization of the fair value of the business combination	64	0
Adjustment to CTS goodwill due to the current period reduction of its deferred tax liability associated with the current period impairment of identified intangible assets (see Note 6)	183	0
Issued 712,771 shares of our common stock to effect a business combination	0	2,500
Issued 483,046 shares of our common stock to repay note payable and accrued interest thereon	0	2,212
Issued 253,288 shares of our common stock to repay notes payable to three stockholders and accrued interest thereon	0	1,160

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Impairment Charges

In the three month period ending September 30, 2012, we recorded a goodwill and intangible impairment charges, which we discuss here, in lieu of discussing it in the following sections: Material Changes in Results of Operations for both three and nine months, and Material Changes in Financial Condition.

Under accounting principles generally accepted in the United States of America, as part of our annual assessment of goodwill impairment, we first assessed whether any non-goodwill assets were impaired. This assessment determined that CTS’ patent asset was impaired $172,000, CTS’ tradename asset was impaired $29,000 and CTS’ non-compete agreement asset was impaired $80,000. Therefore, we recorded a $281,000 impairment loss on these intangible assets during the three months ended September 30, 2012.

We then assessed qualitative factors to determine whether it is more likely than not that the fair values of our reporting units that contain goodwill are less than their carrying value. In addition to these intangible asset impairments, we identified two other factors, adverse changes in our stock price and adverse changes in industry/market considerations, that led us to conclude that it was more likely than not that the fair value was less than the carrying value.

Regarding our stock price, the closing price of our stock at December 31, 2011 was $3.75 per share. Beginning in April 2012, the share price began steadily dropping to a closing price of $2.34 on August 31, 2012. Then on September 27, 2012, shares traded at $1.50 per share. In addition, on October 5, 2012, shares traded at $1.00 per share.

Regarding industry conditions, during the past several years, based on the success of the 40mm training round purchased by the Marines Corps that uses our chemical light technology, we have believed that the volume of this product would grow when adopted by the Army. During the fourth quarter of this year, we will have completed production requirements under the contract, which expires in 2012. We recently learned that the contract will not be extended. In addition, the Army does not plan to purchase the product. Instead, we understand that the military is planning for a new 40mm training round that will be produced around 2015 and, that this new round is not based on chemical light technology. While this could change, we believe at this time it is more likely than not that the new round will not employ our chemical light technology. Consequently, at this time, these factors, in addition to others have led us to significantly reduce our long-term revenue growth projected for our ammunition sector. Whereas the ammunition sector had been expected to be the largest contributor to our total revenues, the forecasted reduction resulted in a significant decrease in projected cash flows.

To determine the amount of impairment, we use a discounted cash flow analysis, which is highly dependent on the nature of the long-term forecast. As a result of the current forecast projecting significantly reduced future cash flows compared to the past, we have recorded impairment charges reducing income before income taxes by $47,088,000.

Material Changes in Results of Operations – 3 Months Ended September 30, 2012 versus the 3 Months Ended September 30, 2011

Revenues for the third quarter of 2012 of $10.1 million increased from the prior year by $1.5 million, or 17% as shown in the following table of revenues by sector. Clearly, this increase was the result of the acquisition of CSP, which was acquired on August 31, 2011. Nonetheless, revenues for the third quarter of this year were $1.2 million, or 13% higher than for the second quarter of this year.

Category ($ in millions)	2012	2011	Change
Military (non-ammunition)	$6.7	$5.8	$0.9
Ammunition	0.5	1.4	(0.9)
Law enforcement / commercial public safety	0.8	1.0	(0.2)
Specialty products	2.1	0.4	1.7
Total	$10.1	$8.6	$1.5

For 2012, military non-ammunition revenues increased from the prior year due to increased orders by the U.S Military. In addition, in July 2012, price increases of approximately 5% went into effect for products sold through LCI, our largest direct customer. Revenues from LCI for 2012 were approximately $3.1 million versus $1.7 million in the prior year. Ammunition revenues for 2012 decreased due to lower purchases of existing products and delays in selling new products. Regarding specialty product revenues, CSP was acquired on August 31, 2011 and thus these revenues only existed for us for one month in 2011.

Cost of goods sold for 2012 of approximately $6.1 million increased from the prior year amount of $4.6 million primarily due to higher revenues and the recording of a reserve for slow moving / obsolete goods of $0.5 million. Increases in product costs over the prior year, due to raw material price increases and labor cost increases, were not significant. Gross profit margin for 2012 was 39.9% versus 46.2% for the prior year. This decrease in margin was largely attributable to the inventory reserve recorded and, to a much lesser extent, to a change in product mix.

Sales and marketing expenses increased in 2012 primarily due to additional sales personnel being added, mostly via the acquisitions of CSP and CTS.

General and administrative expenses increased in 2012 primarily due to higher payroll expenses, mostly resulting from the acquisitions of CSP and CTS.

Research and development expenses decreased in 2012 primarily due to a decrease in CTI payroll related expenses partially offset by 2012 research and development expenses incurred by CSP and CTS.

The change in fair value of contingent consideration is due to the fact that this amount is driven by changes in the fair value of the contingent consideration liabilities that resulted from the acquisitions of CSP and CTS.

Other, net was higher in 2011 due to our earning reimbursement of certain product development costs from customers. Fewer of those transactions occurred in 2012.

For 2012, we had a tax benefit primarily due to the recognition of deferred tax benefits resulting from our net operating loss versus a tax benefit in 2011 that was the result of (i) the creation of foreign tax credits through our France-based subsidiary CTSAS, (ii) a reduction in the valuation allowance against accumulated foreign tax credits and (iii) changes in repatriated earnings from CTSAS.  The majority of our goodwill is not tax deductible; therefore, our benefit from income taxes has not been impacted by the impairment recognized during the third quarter of 2012.

Material Changes in Results of Operations – 9 Months Ended September 30, 2012 versus the 9 Months Ended September 30, 2011

Revenues for 2012 of $27.0 million were up from the prior year by $0.6 million, as shown in the following table of revenues by sector.

Category ($ in millions)	2012	2011	Change
Military (non-ammunition)	$16.7	$19.0	$(2.3)
Ammunition	2.1	4.2	(2.1)
Law enforcement / commercial public safety	2.3	2.8	(0.5)
Specialty products	5.9	0.4	5.5
Total	$27.0	$26.4	$0.6

For 2012, military non-ammunition revenues decreased from the prior year due to a decrease in European military sales, partially offset by an increase in sales to the U.S. Military attributable to the acquisition of CTS. Ammunition revenues for 2012 decreased due to lower purchases of existing products and delays in selling new products. Regarding specialty product revenues, CSP was acquired on August 31, 2011 and thus these revenues only existed for one month for us in 2011.

Cost of goods sold for 2012 of approximately $15.5 million increased from the prior year amount of $13.6 million by approximately $1.9 million due to higher revenues and a reserve for slow moving obsolete inventory. The resulting gross profit margin for 2012 was 42.8% versus 48.3% for 2011. The decrease in margins was largely attributable to a product mix change and from the recording of the inventory reserve.

Sales and marketing expenses and general and administrative expenses increased in 2012 primarily due to increases in such costs added via the acquisitions of CSP and CTS, which took place in September 2012 and December 2012, respectively.

The change in fair value of contingent consideration is due to the fact that this amount is driven by changes in the fair value of the contingent consideration liabilities that resulted from the acquisitions of CSP and CTS, both of which occurred after September 30, 2011.

Other, net was higher in 2011 due to our earning reimbursement of certain product development costs from customers. Fewer of those transactions occurred in 2012.

For 2012, we had a tax benefit primarily due to the recognition of deferred tax benefits resulting from our net operating loss versus a tax benefit in 2011 that was the result of (i) the creation of foreign tax credits through our France-based subsidiary CTSAS, (ii) a reduction in the valuation allowance against accumulated foreign tax credits and (iii) changes in repatriated earnings from CTSAS. Despite having a net loss for the nine months ended September 30, 2012, we believe our net deferred tax assets are realizable due to forecasted taxable income. The majority of our goodwill is not tax deductible; therefore, our benefit from income taxes has not been impacted by the impairment recognized during 2012.

Material Changes in Financial Condition – September 30, 2012 versus December 31, 2011

Our accounts receivable increased due to higher sales in the month of September 2012 versus the month of December 2011. Our receivables are generally collected within 30 days, thus revenues recorded in the 30-day period preceding the measurement date significantly influence the reported balances. We have no significant collection problems with our accounts receivable.

Our inventory balance at September 30 of $10.7 million was $0.7 million lower than the balance at December 31, 2011. This was primarily due to reserves being increased by $0.5 million for slow moving / obsolete goods and to a lesser extent a planned drawdown of stocks. During the third quarter of this year, a concentrated effort was made to lower our stock levels. Consequently, our inventory balance at September 30 was $1.4 million lower than the June 30 balance of $12.1 million; the planned reduction accounted for the majority of this reduction.

Restricted cash and the line of credit due to a related party decreased to $0 due to returning that restricted cash to repay that line of credit in full.

Accounts payable and accrued expenses, on combined basis, increased primarily due to the end of the year being a period during which reduced purchasing takes place. Note payable to related party decreased as the note was paid during the second quarter of 2012. Our notes payable decreased due to scheduled principal payments made during 2012, net of amortization of debt issuance costs.

Contingent consideration liabilities resulting from the acquisitions of CTS and CSP increased due to (i) the passage of time, (ii) changes in estimates used to determine the liabilities’ fair value and (iii) the finalization of the initial accounting of the CTS acquisition. The most significant changes within the gross liability balance were the changes in estimates used to determine fair value of the individual liabilities; the CTS-related contingent consideration decreased from $2,067,000 at December 31, 2011 to $0 at September 30, 2012, while the CSP-related contingent consideration increased from $1,632,000 at December 31, 2011 to $4,106,000 at September 30, 2012.

Our deferred tax liability decreased since December 31, 2011 primarily due to the decreases to the carrying value of various identified intangible assets as a result of annual amortization expense and the estimated increases in the following items: (i) temporarily non-deductible stock-based compensation and (ii) foreign tax credits being created during 2012.

Income taxes refundable increased due to required estimated tax payments by CTSAS during 2012 which we believe will be refunded when CTSAS’ 2012 tax forms are filed.

Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011, we had $1.7 million and $3.0 million, respectively, of cash on hand. The major sources and uses of cash during 2012 were all in the normal course of business.

Forecasted principal and interest payments on debt for the next 12 months are $3.9 million. All operating and capital expenditures are expected to be funded completely from operating cash flows and net proceeds from our revolving line of credit. At September 30, 2012, no funds were outstanding under the revolving line of credit.

We achieved our lenders’ financial covenants for the period ending September 30, 2012. Beginning with the measurement period ending December 31, 2012, several of our financial covenants become more stringent. To guard against the possibility of not meeting these financial covenants, we have obtained preliminary agreement with our lenders to amend certain financial covenants through the measurement period ending September 30, 2013. For this amendment, we have agreed to pay total fees to our lenders of $230,000 upon execution of the amendment, which we expect to occur prior to December 31, 2012. In addition, our senior debt lender has agreed to extend the maturity of our revolving line of credit to December 19, 2013, from its current maturity date of December 19, 2012.

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

Intangible Assets

Intangible assets include developed technologies and patents, customer relationships, customer backlog, non-compete agreements and certain trade names, which are amortized over their estimated useful lives, and other trademarks and trade names, which are considered to have indefinite useful lives and therefore are not amortized. The carrying amounts of amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. The carrying amounts of non-amortizing intangible assets are reviewed for impairment annually every August 31. Costs incurred to register new patents or defend existing patents are capitalized while costs to renew or extend the term of intangible assets are expensed when incurred.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Demand for Arbitration by Employee

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with Combat Training Solutions, Inc. (“CTS”) and Antonio Colon, the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS in return for consideration that included contingent consideration ranging from $0 to $5.75 million, which is based on CTS’ financial performance during the period of December 22, 2011 through December 31, 2013.

On June 15, 2012, we received a copy of a demand for arbitration filed by Mr. Colon with the American Arbitration Association. The demand alleges, among other things, that CTI has constructively terminated Mr. Colon’s employment without cause and that Cyalume and CTI have breached certain provisions of the SPA. Mr. Colon seeks, among other things, payment of the maximum potential contingent consideration amount of $5.75 million, payment of salary, wages, bonuses and benefits pursuant to Mr. Colon’s employment agreement with CTI, and reimbursement of his attorneys’ fees and costs related to this matter. On August 17, 2012, Mr. Colon filed suit in Federal Court and on September 11, 2012, he filed to have the arbitration withdrawn. In addition, on September 11, 2012, Mr. Colon chose to cease working for us. We are seeking dismissal of both the arbitration case and the lawsuit filed in Federal Court.

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

On July 12, 2012, the Court issued an Amended Final Judgment and, on September 20, 2012, a Final Judgment. There were no changes to the previously described damage awards. In response, on October 17, 2012, we filed our Notice of Appeal, which lists a number of bases for overturning the awards.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs

July 1 to July 31	—		—	—	$—
August 1 to August 31	3,500	(1)	$2.50	—	—
September 1 to September 30	—		—	—	—

(1)	3,500 shares of our common stock were repurchased from one of our employees. These shares were a portion of the shares that he received relating to stock awards that recently vested. These shares were purchased to provide him with cash to pay personal income taxes arising from the stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our Board of Directors during the three months ended September 30, 2012.

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

Cyalume Technologies Holdings, Inc.

Date: November 15, 2012	By:	/s/ Zivi Nedivi

Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2012	By:	/s/ Michael Bielonko

Michael Bielonko, Chief Financial Officer
(Principal Financial Officer)

