Form 10-K
period 2012-12-31
Cyalume Technologies Holdings, Inc.
filed 2013-03-26
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from – to -

Commission File Number 000-52247

Cyalume Technologies Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3200738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (7,621,216 shares) based on the last reported sale price of the registrant’s Common Stock on the OTCBB on June 30, 2012, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $19,053,040. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 13, 2013, there were outstanding 20,738,260 shares of the registrant’s Common Stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2013 Annual Meeting of Shareholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Items 10 through 14 of this Form 10-K.

CYALUME TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2012

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

ITEM 1:    BUSINESS

General

Cyalume Technologies Holdings, Inc. (“we”, “our”, the “Company”) was organized as a blank check company under the laws of the State of Delaware on July 19, 2005. At that time we were named Vector Security Intersect Acquisition Corp. On December 19, 2008, we acquired Cyalume Technologies, Inc. (“CTI”) and changed our corporate name to our current name. CTI is a Delaware corporation formed on March 27, 1997 with headquarters located in West Springfield, Massachusetts. At the date of the acquisition, CTI had one subsidiary, Cyalume Technologies, SAS (“CTSAS”), located in Aix-en-Provence, France. CTI and CTSAS primarily produce an assortment of chemical light and reflective products for the military but also for commercial markets to a much lesser extent.

On August 31, 2011, through a wholly-owned subsidiary named Cyalume Specialty Products, Inc. (“CSP”), we acquired substantially all of the assets of JFC Technologies, LLC (“JFC”), a specialty chemical manufacturer. CSP was established as a Delaware corporation on June 15, 2011 and is located in Bound Brook, New Jersey. CSP provides products to the pharmaceutical, military and other markets and has expertise in our chemical light business, for which it is making key chemicals.

On December 22, 2011, CTI acquired all of the outstanding common stock of Combat Training Solutions, Inc. (“CTS”), a Colorado corporation established on April 7, 2005, originally located in Colorado Springs, Colorado, but since relocated to West Springfield. CTS manufactures battlefield effects simulator devices and provides tactical training to the military utilizing such products.

Effective April 2, 2012, Mr. Zivi Nedivi became our President and CEO, replacing Derek Dunaway. Effective September 10, 2012, Mr. Dale Baker became our COO, a newly created position.

Our securities are currently quoted on the Over-The-Counter Bulletin Board. We intend to seek to meet the listing standards and then apply to list our common stock on a national securities exchange; however, there can be no assurance that we will be successful.

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

Overall Approach

Our primary focus is providing tactical and training solutions to the military of the U.S., and other select countries, through both products and services. We manufacture chemical light, reflective and battlefield effects simulator products while our services include planning and implementing tactical training exercises simulating real-world experiences. We also sell products into the law enforcement, commercial, and other markets. In addition, we provide specialty chemical products to the defense, pharmaceutical, cosmetic and other markets. The following strategies are employed to seek to provide for long-term success.

•	Utilizing Patent Protection. We have and will continue to pursue patent protection of developed technology, and to aggressively defend against violations of our patents.

•	Making Environmentally Friendly and Safe to Use Products. Our products are designed to be effective, safe to use and friendly to the environment. Chemicals used in our chemical light products are non-toxic and phthalate free.

•	Increasing Product Diversification. We intend to continue to diversify into additional products and applications utilizing current technology and technology now under development. Product diversification allows us to present a more complete line of products that meet current and projected user needs, as well as reducing dependence on a relatively small number of products for financial and competitive success.

•	Continually Improving Products and Performance. We are committed to product improvement and rely on a dedicated in-house team of highly experienced engineers and chemists who are complemented on an as needed basis by third-party expertise.

•	Pursuing Strategic Partnering and Acquisitions. We actively seek partners who can help us advance our technologies or introduce products to the market, especially where established partners may help us attain faster market penetration. In addition, we are seeking additional businesses to acquire that will complement our existing products and further strengthen our ability to achieve profitable growth.

Products and Services

We primarily provide products of four general types: those producing chemical light; those that have reflective qualities; those that simulate battlefield devices; and, specialty chemicals.

•	Products producing chemical light rely on a chemical reaction known as chemiluminescence. The base product is known as a ‘‘light stick’’ and is typically 6 inches in length. A light stick is a translucent flexible plastic tube that is partly filled with one chemical ingredient and also with a glass container (‘‘ampoule’’) that contains a complementary reactive chemical. When the tube is bent enough to break the glass ampoule, the chemicals contained within the plastic tube mix and light is generated. Chemiluminescent products come in varying shapes, sizes and functions and provide light in different colors, intensities and durations. These include:

o	Light sticks that come in lengths ranging from 1.5 inches to 15 inches, and having durations for specified light output that range from 5 minutes to 24 hours. Colors emitted include red, blue, white, yellow, green, orange and infrared.
o	Components to training and tactical ammunition that provide day/night marking and illumination capabilities. Day/night marking rounds increase the effectiveness of weapons training by providing a night-time training ability where, in many cases, one did not exist before. Chemical light munitions are preferable to traditional tracer or training rounds for two reasons. Traditional tracer or pyrotechnic training munitions contain fire-producing elements that can start range fires. Additionally, traditional tracer or pyrotechnic training munitions experience ‘‘duds’’, or unexploded rounds. These unexploded rounds present future safety hazards and must be found and defused. Chemical light training ammunition payloads cannot start range fires and do not represent future safety hazards from unexploded rounds, making their use not only more economical but safer for military personnel.

•	Reflective products include patches that can reflect white light or infrared light and reflective safety belts. Our reflective products assist the military by allowing soldiers to identify individuals as ‘friend or foe’ by employing infrared technology. These infrared products, such as flag and general identification patches, can only be seen with the proper night vision goggles. These products help prevent injuries and death due to friendly fire by providing the proper identification markings during night-time activities. We also produce safety belts that are worn, for example, by military police. These belts both reflect direct light back and retain light energy for a short period of time so they continue to ‘‘glow’’ after the light source is removed.

•	Our battlefield effects simulator devices are designed to safely simulate the life threatening devices soldiers encounter on the battlefield. These include: pipe bombs, improvised explosive devices (“IED”), landmines and suicide bomber vests. During 2012 we introduced a simulator hand grenade.

•	Our specialty chemical products support a wide variety of applications in the pharmaceutical, cosmetic, defense and nutritional supplements industries.

We do not sell products as novelties.

We manufacture products in West Springfield, MA; Bound Brook, NJ; and Aix-en-Provence, France.

Services we provide include training on the proper utilization of our simulator devices and providing live training exercises. In these exercises we hire and provide “battlefield actors”, people trained to act as insurgents or the indigenous population. The “actors” we hire and train may have lived in the country or speak the language of the country in which the training is simulated to take place, making the training as realistic as possible.

Markets

•	Military

The military (non-ordnance) market accounted for approximately 63% of total revenues in 2012 and 69% in 2011. We primarily sell chemiluminescent devices, primarily light sticks in varying colors, lengths and durations of light output, as well as flat chemiluminescent disks and reflective patches and belts. We also sell battlefield effects simulator devices and training services. The primary users of these products and services are the U.S. Military and militaries participating in the NATO Maintenance and Supply Agency (“NAMSA”).

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

The ammunition market accounted for approximately 5% of total revenues in 2012 and 15% in 2011. Nearly all of these revenues represent sales of chemiluminescent payloads and components to Rheinmetall Waffe Munition (“RWM”), which incorporates our products into its rounds and then sells the finished rounds to the military.

Critical events, risks and uncertainties regarding the ammunition market include the expansion and acceptance of the existing products to the United States military and other foreign militaries. We believe that the introduction of additional calibers is perceived as a vital opportunity to increase our revenues and improve results of operations over the long-term.

•	Law Enforcement and Commercial/Public Safety

The law enforcement and commercial/public safety markets represented approximately 10% of total revenues in 2012 and 11% in 2011. Sales are made to different industries and governmental agencies, including manufacturing companies, transportation companies, hotels and police, fire and EMS departments. These products provide emergency light in different ways to different buyers.

The critical risks and uncertainties in the commercial and public safety market include the need for the continued introduction and promotion of successful products to police, fire and homeland security departments. Our ability to generate demand from potential customers is the greatest factor in success or failure in this market. The commercial and public safety market is more sensitive to pricing than the military markets as customers may not choose to purchase the best available product but may rather purchase lower quality, lower priced goods from competitors.

The uncertainty of new products from competitors is always a risk that could dilute our existing military market share of chemical light products as well as ammunition and safety products.

•	Other (Specialty Products)

Through CSP, we now provide specialty chemicals to a variety of customers including chemical, defense, cosmetic, nutritional supplement and pharmaceutical companies. For 2012 and 2011, these revenues represented approximately 21% and 5% of total revenues, respectively.

Critical risks include our ability to continue to provide existing and new products at competitive prices while adding value to our customers that will help distinguish us from competitors.

For additional risks refer to Item 1A, Risk Factors.

Customers and Concentrations

•	Military (non-ordnance): We depend significantly on long-term contracts with two key customers: LC Industries (“LCI”) and NAMSA. To a lesser extent, we also rely on and do business directly with the U.S. Military through the Defense Logistics Agency- Troop Support in Philadelphia (“DLA”).

•	LC Industries

We indirectly supply the U.S. Department of Defense (“U.S. DOD”) through a contract with LCI, a manufacturer/distributor and a member of the National Industries for the Blind. LCI, in turn, has a direct contract with the U.S. DOD that operates under the program guidelines of “Ability One”, a federal program that creates jobs for the visually impaired and severely disabled. Under our contract with LCI, we sell components to LCI, which assembles and packages products and then sells/distributes them directly to the U.S. military. Each of the items sold by LCI to the U.S. military is classified by a National Stock Number (“NSN”).

Our contract with LCI was entered into June 1, 2004 and had an initial term of five years, followed by three automatic five-year renewal terms unless the agreement is cancelled. This contract was renewed in 2009 for another five year period. The contract between LCI and the U.S. military is an IDIQ contract (indefinite demand, indefinite quantity) with fixed prices subject to annual renegotiation. Through our agreement with LCI, we share in any price increases received by LCI. Revenues to LCI accounted for approximately 28% of total revenues in 2012 and 20% in 2011.

•	NAMSA

We have direct contracts with NAMSA, the administrative services arm serving the non-U.S. NATO countries. NAMSA re-awarded these contracts to us in August 2008. The base contract period was for three years and NAMSA had the option to extend for another two years. NAMSA exercised both option years; we are currently in the second option year. The contracts will be re-solicited in 2013. The contracts contain provisions for pricing escalations. Revenues through NAMSA accounted for approximately 12% of total revenues in 2012 and 22% in 2011.

•	DLA

We had approximately 6% of our revenue processed through this agency in 2012 and 10% in 2011. We have one long-term contract that is an indefinite demand / indefinite quantity type, and accounted for approximately 2% of total revenue in both years; the remainder comes from contracts bid and won during the year for various products.

•	Ammunition: Ammunition sales to RWM composed approximately 6% of total revenue in 2012 and 14% in 2011. Sales are made under purchase orders awarded to us throughout the year as RWM receives orders from various militaries.

•	Law Enforcement, Commercial/Public Safety, Other: Sales in this category are made to a variety of distributors, retailers, other businesses and various municipalities’ police and fire departments, none of which individually represent more than 10% of total revenues.

•	Specialty Products: Sales are made to a variety of customers in the various markets served, none of which individually represents more than 10% of total revenues.

Revenues to customers outside the United States represented 28% and 39% of our net revenues for the years ended December 31, 2012 and 2011, respectively.

Sales and Marketing

For the military (non-ordnance) market, we sell primarily through distributors such as NAMSA and LCI. We have found this to be an efficient and effective model and therefore use this model for the law enforcement and commercial/public safety markets as well. Accordingly, we are utilizing the abilities of distributors who have established key relations with end-users, rather than attempting to sell direct to consumers. The distributors take deliveries from us and then resell our products through their distribution networks to third-party customers, thereby expanding the market for our products at minimal cost to us. In the ammunition market, we sell directly to the prime contractor having the direct contract with the military. For our specialty products, we generally sell direct to the manufacturer who produces the final end-product.

Competitive Strengths

We believe we have many advantages as compared to our competition. For example, we:

•	Own more patents in the chemiluminescent light field than any competitor.

•	Have active research and development focused on improving existing technologies and developing new ones for which patent protection will be sought.

•	Have a wide assortment of products that help meet the needs of major customers.

•	Have high quality, high performance products, while many competitors rely on lower priced/lower quality products.

Competition

For chemiluminescent products for the military (non-ordnance) market, we believe that we have no direct major competitors and that our products are the only ones that currently meet official U.S. and NAMSA military specifications. There are several Asian manufacturers, primarily producing novelty products, which occasionally attempt to sell their products directly as meeting military specifications. We are not aware of any competitor having submitted quantifiable data to the U.S. DOD or NAMSA which demonstrates that the competitors’ products meet current military specifications. In these cases we rely on the appropriate U.S. and NAMSA agency offices to inspect and reject such products as being non-compliant. We maintain an active program of monitoring such behavior and bringing any such actions to the attention of the appropriate agency personnel.

For the ammunition market, the development period for a new product before final testing and acceptance by the military can be many years. We anticipate that, as acceptance of chemical light applications grow in this market, additional competition will emerge as this market represents potentially large revenues. We are defending against this by continuing to invest in technology upgrades in order to attempt to stay ahead of any competitors. In addition, where appropriate, we file patents to protect newly developed technology. Also, we review all products submitted by any competitors in military contract bidding processes to determine whether they meet specifications.

In the commercial/public safety chemical light markets, we compete with a variety of manufacturers and distributors of primarily novelty products. While these manufacturers and distributors appear to lack the quality, market presence and ability or desire to significantly upgrade existing products, customers in these markets may seek lower prices without consideration for these other factors.

In markets where we compete with our specialty products, we focus on value-added applications utilizing our in-house research and development (“R&D”) expertise to work directly with the customer and generally seek to avoid applications representing pure commodity type sales.

Employees

As of December 31, 2012, we had 171 full-time employees, one part-time employee and 99 on-call part-time employees for participating in training simulations as needed. We operate in local labor markets that provide an adequate supply of labor to compensate for any turnover. We are not party to any collective bargaining agreements, have not experienced any work stoppages and consider our relationship with employees to be sound.

Employee Benefits

For our U.S. employees, we offer wages and benefits that we consider to be competitive in the markets in which we operate. Benefits include medical, dental, life, and disability insurance coverage, paid vacations and holidays and an employee 401(k) savings plan. CTSAS offers its employees benefits consistent with French law and market conditions.

Supply Chain

We currently purchase key raw materials, primarily chemicals, plastics, glass and packaging materials from a limited number of suppliers. We generally have long-term relationships with these suppliers. In the event of a disruption in the supply of any of the key items, we have identified alternative sources of supply. A stock of raw materials is kept on hand to continue production in the event of an extended supply disruption, providing us time to find alternative suppliers. Raw materials are not considered to be a scarce commodity and we have not experienced supply disruptions in the past. With the expiration of a long-term chemical contract at the end of 2012, we have begun producing key components of our chemical light requirements through CSP, our wholly-owned subsidiary.

The CTI West Springfield facility currently purchases most of its materials, including chemicals, plastics and glass, domestically. The CTSAS Aix-en-Provence facility purchases most of its chemicals from our West Springfield facility after they have been modified for specific applications. CTSAS purchases its glass, plastics and most other materials from within the European community. CSP purchases its raw materials from both domestic and foreign sources.

Research and Development

We have active research and development groups with full-time chemists and engineers at both the West Springfield and Bound Brook facilities. Additionally, we utilize consulting chemists as needed for specific projects. Our research and development group is focused on maintaining the high level of quality of existing products, developing improvements to existing products, and developing new technologies and products with viable commercial applications. We maintain an active program of soliciting feedback and ideas from end-users of products. We incurred research and development expense of approximately $2.0 million and $1.9 million during the years ended December 31, 2012 and 2011, respectively. Additionally, we incurred $0.3 million in capitalized costs for filing patents in 2012 and $0.2 million in 2011.

Intellectual Property

We rely on the ability to develop patentable technology to help ensure the commercial success of products and technology. Once patents are issued, we follow an active program of monitoring competitors’ products to attempt to ensure that our intellectual property rights are not violated. We currently hold and maintain 55 active U.S. patents, of which we obtained 30 through the two acquisitions in 2011. Additional new patents are pending. Many of these patents are also registered in various foreign countries. These patents include phthalate free formulations, formulas for creating a more consistent light for longer periods, a bio-degradable light stick, flat disks employing a translucent aluminum pouch instead of an ampoule, and various battlefield effects simulators. We expect to file for additional patents during 2013 and thereafter. Patents typically have a 20-year life from date of filing. We had no key patents expire in 2012 and no key patents are scheduled to expire in 2013. We do not anticipate a near-term decline in sales as a result of any expiring or expired patents.

Government Regulations

We are subject to the jurisdiction of the State Department of the United States under the International Traffic in Arms Regulations (“ITAR”). Specifically, chemical light infrared products, which are exported from the West Springfield facility, are subject to these regulations. We must periodically re-register with the State Department for exporting purposes and last did so in June 2012. The renewal that was granted expires June 30, 2013 and is subject to renewal again at that time. We are in good standing with the State Department and the ITAR.

In addition, we also maintain appropriate licenses with the Food & Drug Administration (“FDA”), the Drug Enforcement Agency (“DEA”) and, the Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). All such licenses are current and are expected to be renewed at the appropriate time.

Environmental

We believe that we are in material compliance with all local, state and national environmental regulations under which we are subject to regulation and that all appropriate permits are in place. The cost of compliance with environmental regulations has been and is expected to continue to be negligible.

Backlog

A significant portion of our revenue is generated under indefinite quantity, fixed-price contracts or arrangements whereby we fulfill orders as they are placed by customers. Once orders are received they are typically fulfilled within three months. As of December 31, 2012, we had total open sales and purchase orders for products that approximated $3.2 million, versus $5.3 million at December 31, 2011.

Segments

We have only one segment for financial reporting purposes under accounting principles generally accepted in the United States.

ITEM 1A.    Risk Factors

We rely on the U.S. and a limited number of foreign governments for the majority of our revenues. Budget constraints of the U.S. or foreign governments could reduce revenue.

Sales for which federal or foreign governments and militaries thereof are the ultimate customer accounted for more than 65% of our business in 2012 and 80% in 2011. Effective March 1, 2013, the President of the U.S. enacted the budget process known as Sequestration, whereby mandatory reductions in defense spending will be put into place during 2013. Defense budget spending level discussions are also taking place in other countries where we provide products to the military. The overall effect on our business and the timing of any effect is highly uncertain. Budget reductions, reallocations of existing budgets, or spending constraints affecting military spending could cause significant delays or reductions in the number and value of orders for products, which could reduce revenues.

Due to our current level of dependency on the U.S. and NATO country defense agencies for revenues, the loss of business with either would significantly adversely impact us at this time.

Failure to obtain and/or maintain required licenses could reduce revenue.

A portion of our business depends upon obtaining and maintaining various licenses required, including with the State Department, the FDA, the DEA and the ATF. Failure to obtain or maintain required licenses could result in the termination of certain products being sold.

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

Some of our contracts include provisions for annual price escalations, based on benchmarks such as the consumer price index or the producers’ price index. Annual escalations received may or may not correlate to the price changes in the materials and services that we purchase.

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

We purchase the majority of raw materials from a limited number of vendors. A disruption in supply may cause delays in manufacturing.

The majority of chemicals, plastics, glass and packaging materials are purchased from a limited number of vendors. A disruption in supply from any of these vendors could affect our ability to manufacture finished goods for sale on a timely basis. We attempt to maintain a safety margin of inventory of these raw materials to rely on in the event of a disruption and we have identified other vendors from which we believe that we could purchase these items in the event of a disruption from existing vendors. However, safety stock may not be adequate in the event of an extended disruption, and these items may not be available to us from other vendors on favorable terms, or at all.

Changes in foreign currency exchange rates could affect financial results.

CTI and CTSAS manufacture products in and sell products from the U.S. and France, respectively. Products sold by CTI are priced in U.S. dollars and most raw material components are purchased in U.S. dollars. Products sold by CTSAS are priced predominantly in euros and most of CTSAS’ raw material purchases from third parties are priced in euros. Significant changes in foreign exchange rates will affect reported financial results. For products manufactured by CTI for CTSAS, CTI enters into short-term financial hedges (less than six months in duration) against currency risk relating to the billing and collection of revenues from CTI’s sales to CTSAS. We had one such currency forward contract in place at December 31, 2012 that was settled in mid-January 2013.

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

During 2011, we acquired two businesses. We plan to make additional acquisitions in future years, which will require that we effectively and efficiently integrate operations, systems and personnel from those businesses. This process requires, among other things, that we continually evaluate operational and financial systems and controls and enhance those systems and controls as necessary. If we are unable to successfully integrate these acquisitions, it could reduce profitability and detract from future growth opportunities.

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

Revenue, operating results and profitability have fluctuated both on an annual and quarterly basis and, will likely continue to fluctuate. Changes in the mix of products sold and the timing of sales to customers contribute to the possible material variability of revenue, operating results and profitability. Such volatility may not meet the expectations of management, securities analysts or investors, which in turn may contribute to significant fluctuations in the market price of our common stock.

Revenue, operating results and profitability may be reduced by any major redeployment of troops.

Many of our military chemiluminescent and reflective products are used both for training and live theater purposes. The U.S. military has reduced the number of American military personnel stationed in Iraq and has been decreasing the number of American military personnel in Afghanistan. Any major troop realignments, if significant enough in number, are likely to result in a temporary reduction in overall product consumption until troops are redeployed for training or another live theater application.

We operate in increasingly competitive market segments, which may make it more difficult to successfully bid on future contracts.

We expect competition to increase in the future. We also expect that some existing competitors, or potential competitors, will feel increasing pressure to underbid government and commercial projects, in order to deploy their workforces and maintain or step up their activity levels. In addition, government or commercial entities may be compelled to purchasing lower-priced, lower-quality competitor goods due to fiscal constraints. This may make it more difficult to prevail on competitive bids for contracts to the degree we have historically enjoyed, to increase revenue and profitability.

Most new contracts or contract renewals will likely be subject to competitive bidding, which adds difficulty to accurately predicting the timing of sales and the allocation of resources.

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

Our ability to win new contracts and contract renewals depends on factors outside our control, which could limit revenue and profitability growth.

Our revenue and profitability growth is generally dependent upon the ability to win new contracts and renewals of existing contracts. This depends on a number of factors we cannot control, including substitution of our products with products based on an alternative technology.

Governmental agencies may investigate and audit our contracts or physical facilities in conjunction with our various licenses and, if any improprieties are found, we may be required to refund revenues, forego anticipated revenues and/or may be subject to penalties and sanctions, including prohibitions on bidding in competitive bidding processes.

Governmental agencies generally have the authority to audit and investigate our contracts or licenses with them. As part of that process, some governmental agencies may review our performance on the contract, pricing practices, change orders, and compliance with the terms of the contracts and licenses, and applicable laws, regulations and standards. If the agency determines that we have improperly billed the governmental entity, we could be required to refund revenues, or forego anticipated revenues. If a government audit uncovers improper or illegal activities, or otherwise determines that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government.

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

CTI is still in the process of resolving pending litigation relating to several contractual disputes arising from the separation of our businesses from Omniglow, LLC (Civil Action 06-706). If CTI is not successful in settling the litigation and if CTI does not prevail on the merits of the case, then the current judgment against CTI would be upheld, which could require it to pay damages to Omniglow, LLC. Based on court findings issued to-date, and assuming a significantly adverse final outcome, we have accrued a liability on the balance sheet as of December 31, 2012 of approximately $3.8 million. According to the Stock Purchase Agreement dated December 19, 2008, between the former owners of CTI and us, the former owners retained the responsibility for paying for all costs and liabilities associated with Civil Action 06-706. Accordingly, we have recorded a receivable for this indemnity in the amount of $3.97 million. While we believe the former owners retain the intent and capacity to pay any damages, there is no assurance such will be the case.

We may be unsuccessful in resolving pending arbitration relating to contractual disputes with a former employee, which could result in having to pay damages.

One of our former employees is seeking, among other things, payment of the maximum potential contingent consideration amount of $5.75 million associated with the sale of CTS to us, payment of salary, wages, bonuses and benefits pursuant to his employment agreement with CTI, and reimbursement of his attorneys’ fees and costs related to this matter. We have asserted various counterclaims against the former employee and intend to defend the proceeding vigorously. However, if the employee is successful, we could have to pay significant damages.

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

Our securities are quoted on the Over-the-Counter Bulletin Board, a NASD-sponsored and operated inter-dealer automated quotation system. Quotation of our securities on the Over-the-Counter Bulletin Board will limit the liquidity and price of securities more than if the securities were quoted or listed on NASDAQ or AMEX. We do not currently meet the listing standards for any national securities exchange. while it is our intent to seek to meet the listing standards and then apply to list our common stock on a national securities exchange, there can be no assurance that we will be successful in doing so.

We currently have a small number of beneficial holders, which we believe contributes significantly to limited trading and to limiting the liquidity and price of securities. Furthermore, we believe this contributes to unexpected price volatility.

If we fail to meet financial covenants with our lenders, they would be able to declare an event of default.

If we were unable to meet the financial covenants specified in loan documents, our lenders would be able to declare an event of default. If an event of default were declared, all debts to the lender could become due and payable immediately, which could result in ceasing operations unless new arrangements were made. While management would negotiate and seek to obtain appropriate waivers or other amendments to cure any such default, there is no assurance management would be successful. In addition, our senior indebtedness is secured by a lien on substantially all of our assets and of our subsidiaries. If the amounts outstanding under our senior debt were accelerated due to an event of default, the lender could proceed against such available collateral by forcing the sale of all or some of these assets.

If we fail to re-finance or extend the maturity of our senior credit facility, our lenders would be able to declare an event of default.

Our senior credit facility matures December 19, 2013. We intend to re-finance our senior debt or extend the maturity date of the current agreement prior to the maturity date of December 19, 2013, however, there is no assurance that we will be successful.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own the West Springfield, Massachusetts facility which houses corporate functions, research and development and manufacturing for CTI and CTS products. The facility is located on ten acres of land in an industrial area and has 200,000 square feet of office, manufacturing and warehousing space. There is adequate space available in the facility to accommodate an increase in operations and staffing. There are no known matters of ground contamination or air quality discharges that exceed acceptable limits. The facility is older and contains asbestos, which is consistent with buildings of its era, but there is no known damaged asbestos requiring remediation. The facility is subject to inspections by various environmental agencies from time to time and no significant violations of any environmental standards have been noted during the period of ownership by the current owners. Environmental violations are not believed to represent a material risk. The facility is subject to a mortgage.

The facility in Aix-en-Provence, France is also owned by us and houses all foreign operations. The facility has 10,000 square feet of office and manufacturing space sitting on two acres and is in good condition. There are no known environmental violations pertaining to the facility and environmental violations are not believed to represent a material risk.

We lease several buildings in Bound Brook, New Jersey, where administrative, manufacturing and research and development activities are housed for CSP. The lease is a market-based lease, for approximately 50,000 square feet of production and office space that was entered into with the acquisition of the assets of JFC Technologies, effective August 31, 2011. The lease ends on August 31, 2016, with extension options available, and requires lease payments of $24,000 per month from September 1, 2011 through August 31, 2013; thereafter the monthly lease payments will be adjusted to reflect the changes of average cost per square foot as reported by Newmark Knight and Frank in their 2nd Quarter New Jersey Industrial Market Report, Average Asking Rate for Somerset County.

We also own a parcel of land located in Colorado Springs, Colorado that was obtained with the acquisition of CTS. The parcel is approximately four acres in size, is in a residential / commercial zone and does not have any known environmental issues.

Effective March 5, 2013, we entered into a five-year lease for approximately 8,500 square feet of office space in Fort Lauderdale, Florida to house certain executive, sales and administrative personnel.

ITEM 3.    LEGAL PROCEEDINGS

Civil Action No. 06-706 in Superior Court of the Commonwealth of Massachusetts

On January 23, 2006, before we owned CTI, the former owners of CTI (from whom we purchased CTI) (the “Former Owners”) acquired all of the outstanding capital stock of Omniglow Corporation (the “Transaction”) and changed the name of the company to Cyalume Technologies, Inc. Prior to, or substantially simultaneously with, the Transaction, CTI sold certain assets and liabilities related to Omniglow Corporation’s novelty and retail business to certain former Omniglow Corporation stockholders and management (the “Omniglow Buyers”). This was done because CTI sought to retain only the Omniglow Corporation assets and current liabilities associated with its government, military and safety business. During 2006, CTI and the Omniglow Buyers commenced litigation and arbitration proceedings against one another. Claims include breaches of a lease and breaches of various other agreements between CTI and the Omniglow Buyers. These proceedings are known as Civil Action No. 06-706 in Superior Court of the Commonwealth of Massachusetts (the “Court”).

On December 19, 2008, while Civil Action 06-706 was still unresolved, we acquired CTI (the “Acquisition”). According to the Stock Purchase Agreement between the Former Owners and us, the Former Owners retained the responsibility for paying for all costs and liabilities associated with Civil Action No. 06-706.

On July 18, 2011, CTI received an Order for Entry of Final Judgment in Civil Action No. 06-706 in which the Court awarded approximately $2.6 million in damages to Omniglow, LLC. Prejudgment interest at the rate of 12% per annum since the filing of the complaint in 2006 is accruing on approximately $1.3 million of the damages. The Court also awarded Omniglow, LLC reimbursement of attorney fees and costs of approximately $235,000, on which interest at the rate of 12% per annum is accruing beginning with the date of the final ruling.

On July 12, 2012, the Court issued an Amended Final Judgment and, on September 20, 2012, a Final Judgment. There were no changes to the previously described damage awards. In response, on October 17, 2012, we filed our Notice of Appeal, which was docketed in the Court. On February 15, 2013, the Appellate Court clerk docketed the appeal. Our appeal contains a number of bases for overturning the awards.

Although we have appealed the final judgment, we have recorded a contingent legal obligation in the full amount of the final ruling (approximately $3.8 million) on our consolidated balance sheet as of December 31, 2012. Since the Former Owners (i) retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (ii) are related parties under accounting principles generally accepted in the U.S. (“U.S. GAAP”) due to their ownership interest in us and their membership on our board of directors, we have recorded approximately $3.97 million, which includes the $3.8 million contingent legal obligation and other costs we have incurred while litigating Civil Action No. 06-706, as due from related party on our consolidated balance sheet as of December 31, 2012. We believe that the related party receivable is collectible.

Complaint Regarding Failure to Deliver Warrants

On February 27, 2012, Raviv Shefet filed a complaint (Docket No. 3:12-cv-30040) in the Springfield, Massachusetts Federal District Court, alleging that we failed to deliver common stock warrants to Mr. Shefet on a timely basis for services rendered by Mr. Shefet prior to April 2008. On July 2, 2012, we executed a settlement agreement for this matter with Mr. Shefet, under which Mr. Shefet has received 22,500 shares of common stock plus cash of $62,079.

Demand for Arbitration by (Former) Employee

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with Combat Training Solutions, Inc. (“CTS”) and Antonio Colon, the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS in return for consideration that included contingent consideration ranging from $0 to $5.75 million, which is based on CTS’ financial performance during the period of January 1, 2012 through December 31, 2013.

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

The Company and CTI consider the allegations in the Demand for Arbitration by Mr. Colon to be without merit and, in addition, the position of the Company and CTI is that Mr. Colon was not constructively terminated.

On August 17, 2012, Mr. Colon filed a Complaint in Federal Court and on September 11, 2012, he filed to have the arbitration withdrawn. In addition, on September 11, 2012, Mr. Colon chose to cease working for us.

CTI filed a Motion to Dismiss the Complaint in Federal Court and to compel the controversy to arbitration before the American Arbitration Association. The District Court for the District of Delaware held a hearing on January 23, 2013, at which it dismissed the Complaint in Federal Court without prejudice and indicated that the arbitration should proceed. This matter is now proceeding in arbitration, including various counterclaims against Mr. Colon.

ITEM 4:     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and units are quoted on the Over-the-Counter Bulletin Board under the symbols ‘‘CYLU’’ and ‘‘CYLUU’’, respectively. Our common stock purchase warrants were quoted on the Over-the-Counter Bulletin Board until April 2012. The following table sets forth the high and low sales information for our common stock, common stock purchase warrants and units for each of the calendar quarters indicated. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low

First quarter 2011	$5.90	$4.01	$0.62	$0.20	$3.50	$3.50
Second quarter 2011	$5.05	$4.00	$0.40	$0.20	$3.50	$3.50
Third quarter 2011	$4.60	$2.50	$0.23	$0.18	$3.50	$3.50
Fourth quarter 2011	$5.95	$2.10	$0.20	$0.05	$3.50	$3.50
First quarter 2012	$3.85	$3.20	$0.05	$0.015	$15.00	$3.50
Second quarter 2012	$3.50	$0.80	$0.015	$0.015	$3.50	$3.50
Third quarter 2012	$2.50	$1.17	(a)	(a)	$3.50	$3.50
Fourth quarter 2012	$3.05	$0.50	(a)	(a)	$3.50	$3.50

(a)	These warrants expired in April 2012 and therefore ceased trading during the second quarter of 2012.

Holders of Common Stock

As of March 13, 2013, there were of record 172 holders of common stock and one holder of units. Our public warrants expired on April 25, 2012.

Dividends

We have never declared or paid cash dividends on common stock and do not anticipate declaring or paying cash dividends on common stock in the foreseeable future. Payments of future dividends on common stock, if any, will be at the discretion of our Board of Directors after taking into account various factors, including financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our Board of Directors may deem relevant. The senior debt financing agreement put into place in connection with the acquisition of CTI, as well the subordinated debt agreement with Granite Creek Partners Agent, LLC prohibit CTI from providing us with funds to pay a dividend.

Performance Graph

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Recent Sales of Unregistered Securities

We issued 2,450,000 shares of our common stock in December 2012, as described in the Current Report on Form 8-K dated December 27, 2012 and filed with the Securities and Exchange Commission on January 2, 2013.

Purchases of Equity Securities by the Company and Affiliated Purchasers

We did not purchase any equity securities during the fourth quarter of 2012, and we have no publicly announced plans or programs to do so.

ITEM 6:    SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the following discussion, references to “Cyalume”, “we”, “our”, or the “Company” mean Cyalume Technologies Holdings, Inc. and its subsidiaries on a consolidated basis. CTI means Cyalume Technologies, Inc. including its wholly-owned subsidiary Cyalume Technologies, S.A.S. (“CTSAS”), CSP means Cyalume Specialty Products, Inc. and CTS means Combat Training Solutions, Inc. Amounts discussed are generally approximations. During 2011, we acquired two businesses (CTS and JFC Technologies through CSP) that are complementary with our business and growth plans. We are actively searching for additional acquisitions that would complement our existing business.

We are a global, technology-based manufacturer primarily providing tactical and training solutions to the military of the U.S. and other select countries, through both products and services. We manufacture chemical light, reflective and battlefield effects simulator products while our services include planning and implementing tactical training exercises simulating real world experiences. We also sell products into the law enforcement, commercial/public safety, and other markets. In addition, through CSP, we provide specialty chemical products to the pharmaceutical, defense and other industries.

The majority of revenues are derived from sales for the ultimate use by the U.S. Military and various other militaries around the globe. For 2012, there were two direct customers each with revenues greater than 10% of our total revenues: NAMSA, and LC Industries, which together accounted for approximately 40% of total revenues. In the military markets, we have longer-term, fixed-price, indefinite-quantity contracts lasting three to five years. They generally provide higher margins because the products are more technologically advanced, versus some of the commercial markets, where advanced technology/performance is generally not as important and therefore competition is greater, resulting in lower margins. See Item 1: Business for greater detail.

Our business is managed and financial results are reported as one segment. Our CEO, who is our chief operating decision maker, focuses on consolidated results to make strategic and tactical decisions. There are several reasons for this. The majority of our products are similar in each market and based on the same technologies. Thus management pays attention to individual products as well as individual customers and contracts in terms of pricing and costing. For our largest selling product line, the 6-inch light stick (in its various permutations of color and duration), the manufacturing processes are similar and both our U.S. and European plants make these products. Therefore, the 6-inch light sticks can be and are made at both plants and can be produced and shipped from one plant to the other to help meet peak periods of demand. In addition, important functions such as marketing and R&D manage their activities and allocate their resources from a strategic viewpoint and generally not on the basis of where a product is made or to whom it might be sold. Overall financial performance is evaluated based on the following consolidated items: revenues; gross profit and gross margin; selling/research and development/administrative expenses; and cash flow. Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) is used as a performance measure of operational cash flows. Consolidated EBITDA is also the key financial performance component for our lenders’ covenant compliance. Product performance is evaluated based on unit cost of production and number of units produced and sold across all markets. All of these measures are evaluated against results for prior periods and against budgets.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for certain items such as reserves for inventory, accounts receivable and deferred tax assets; assessing the carrying value of intangible assets including goodwill; determining the useful lives of property, plant and equipment and intangible assets; determining asset retirement obligations; and determining the fair value of contingent consideration. Estimates are based on historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Revenue Recognition

Revenue from the sale of products or the providing of services is recognized when the earnings process is complete, the amount of recognizable revenue can be determined, the risks and rewards of ownership have transferred to the customer and collectability is reasonably assured. Depending on the terms of the individual sales arrangement with our customer, product sales are recognized at either the shipping point or upon receipt by the customer. Costs and related expenses to manufacture the products are recorded as costs of goods sold when the related revenue is recognized.

We have two significant contracts providing for the sale of indefinite quantities of products at fixed per unit prices, subject to adjustment for certain economic factors. Revenue under these contracts is recognized when products ordered under the contracts are received by the customer. Whenever costs change, we review the pricing under these contracts to determine whether they require the sale of products at a loss. To date, we have no loss contracts which would require the accrual of future losses in the current financial statements.

We also provide research and development services for customers for which we earn payments that are contingent upon achieving a specific result (“milestones”). We recognize payments upon achieving such milestones as revenue provided the payment is (i) related to past performance, (ii) reasonable relative to all of the deliverables and payment terms within the arrangement with our customer, and (iii) nonrefundable. In 2011 and 2012, all of such payments received met these criteria.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of December 31, 2012 or 2011.

We classify interest on tax deficiencies as interest expense and income tax penalties as other expense.

In February 2012, we completed an audit by the IRS of our tax returns for the years 2008 and 2009. There were no adjustments to those tax returns. Tax returns filed for the years 2010 and 2011 are still open for audit. The tax return for 2012 is expected to be filed under a filing extension prior to September 15, 2013.

Goodwill

Goodwill is deemed to have an indefinite life and accordingly is not subject to annual amortization. Goodwill is subject to annual impairment reviews, and, if conditions warrant (a “triggering event”), interim reviews based upon its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined.

We identified two adverse factors during 2012: adverse changes in our stock price and adverse changes in industry/market considerations, that led us to conclude that it was more likely than not that the fair value was less than the carrying value. We performed the first step of the traditional two-step process for assessing goodwill for impairment as of August 31, 2012, our annual impairment testing date. That first step of the two-step process requires a comparison of our estimated fair value versus our carrying (book) value per our consolidated financial statements. If our carrying value exceeded our fair value, further analysis (step 2 of the two-step process) would be required to determine the amount, if any, that our goodwill was impaired as of August 31, 2012. Step 1 of our analysis indicated that our fair value was significantly less than our carrying value as of August 31, 2012; therefore step 2 of the goodwill impairment assessment was required.

To determine the amount of fair value, we used a discounted cash flow analysis, which is highly dependent on the nature of the long-term forecast. As a result of the current forecast projecting significantly reduced future cash flows compared to the past, we recorded impairment charges in 2012 reducing income before income taxes by $47,088,000. Further discussion is included in the Results of Operations section of this MD&A.

Intangible Assets

Intangible assets include developed technologies and patents, customer relationships, customer backlog, non-compete agreements and certain trade names, which are amortized over their estimated useful lives, and other trademarks and trade names, which are considered to have indefinite useful lives and therefore are not amortized. The carrying amounts of intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. Costs incurred to register new patents or defend existing patents are capitalized while costs to renew or extend the term of intangible assets are expensed when incurred. During 2012, we determined that CTS’ patent asset was impaired $172,000, CTS’ tradename asset was impaired $29,000 and CTS’ non-compete agreement asset was impaired $80,000. Therefore, we recorded a $281,000 impairment loss on these intangible assets during the year ended December 31, 2012. Further discussion is included in the Results of Operations section of this MD&A.

Contingent Consideration

On August 31, 2011, through CSP, we acquired substantially all of the assets of JFC. On December 22, 2011, CTI acquired all of the outstanding common stock of CTS. We purchased both businesses using a combination of cash, common stock and contingent consideration. The initial amount of contingent consideration represented the present value of payments expected to be made in 2014 to the sellers of the businesses following the achievement of certain financial performance targets in 2012 and 2013. The contingent consideration is adjusted to fair value at each reporting period.

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

In December 2012, we entered into an amendment to the Asset Purchase Agreement with the sellers of the assets of JFC, which resulted in full recognition of the contingent consideration. Payment was made through the issuance of common stock and an unsecured note. Accordingly, the balance of contingent consideration associated with this acquisition became zero at December 31, 2012.

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

Foreign Operations and Currency

Accounts of our foreign subsidiary are recorded using their local currency (the euro) as the functional currency. For consolidation, revenues and expenses are converted to U.S. dollars using the average exchange rate for the month in which they were recorded. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income, net in the statement of comprehensive income (loss) in the period the gain or loss occurred.

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. (“ASU 2012-02”), which allows an entity to first assess qualitative factors when determining whether it is necessary to perform a quantitative impairment test for an indefinite-lived intangible asset. Under ASU 2012-02, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2012-02 became effective for interim and annual impairment tests after September 15, 2012. Early adoption was permitted. We adopted ASU 2012-02 as of August 31, 2012. The adoption of ASU 2012-02 did not have a material impact on our financial position or the results of our operations.

In August 2012, the FASB issued Accounting Standards Update No. 2012-03, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-3”). ASU 2012-03 amends certain SEC-related sections of the FASB Codification for various recent SEC and FASB pronouncements. ASU 2012-03 was effective upon its issuance. The adoption of ASU 2012-03 did not have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update No. 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which updates a wide range of topics in the FASB Codification. ASU 2012-04 includes technical corrections and improvements to FASB Codification and conforming amendments related to fair value measurements. ASU 2012-04 will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

Results of Operations

Overall Perspective: Financial results for 2012 were disappointing even though revenues increased. The overall growth in revenues over the prior year was primarily due to the acquisitions we completed during 2011. Due to changes in expected market conditions, especially with regard to the ammunition market, we incurred a significant impairment charge to goodwill and intangible assets during 2012. We believe that the uncertainty resulting from the budget setting issues and delays by the U.S. government, combined with the drawdown and reassignment of military troops in Iraq and Afghanistan, has had a significant adverse impact on our business. We expect this to continue to affect sales of existing chemical light and reflective products in 2013. To help mitigate this impact, we plan to introduce several new chemical light products during 2013. In addition, we expect to see continued growth in our specialty products business, which has demonstrated growth since its acquisition.

Revenues:    Total revenues for 2012 of $38.6 million increased by approximately $3.9 million from 2011. Price increases received during 2012 under long-term military contracts accounted for approximately 2% of the 2012 revenues. The following table depicts annual revenues by sales category. In managing the business, we do not prepare profitability statements or track assets / costs by these categories; the business is operated as a single segment.

Category ($ in millions)	2012	2011	Change
Military (non-ammunition)	$24.3	$23.8	$0.5
Ammunition	2.1	5.2	(3.1)
Law enforcement / commercial / public safety	4.0	3.8	0.2
Specialty Products	8.2	1.9	6.3
Total	$38.6	$34.7	$3.9

The following tables show revenues by quarter by category to help analyze major trends / impacts on the business.

2012 Category ($ in millions)	Q4	Q3	Q2	Q1	2012
Military (non-ammunition)	$8.0	$6.7	$5.1	$4.5	$24.3
Ammunition	0.0	0.5	0.8	0.8	2.1
Law enforcement / commercial / public safety	1.4	0.8	0.9	0.9	4.0
Specialty Products	2.3	2.1	2.1	1.7	8.2
Total	$11.7	$10.1	$8.9	$7.9	$38.6

2011 Category ($ in millions)	Q4	Q3	Q2	Q1	2011
Military (non-ammunition)	$5.0	$5.8	$6.5	$6.5	$23.8
Ammunition	1.0	1.4	1.1	1.7	5.2
Law enforcement / commercial / public safety	0.8	1.0	1.1	0.9	3.8
Specialty Products	1.5	0.4	-	-	1.9
Total	$8.3	$8.6	$8.7	$9.1	$34.7

Military (non-ammunition): After starting out relatively slowly in 2012, as compared to 2011 quarterly results, revenues steadily increased during each quarter of 2012, resulting in a slight increase over the prior year of $0.5 million or approximately 2%. Revenues from CTS products and services are included in this category, and were approximately $2.6 million in 2012 and zero for 2011 as the business was acquired late in December 2011. In addition, we believe that stocking level drawdowns by LC and the military that took place during the second half of 2011 and the first part of 2012 were largely completed, leading to increased revenues in the second half of 2012. As much of the revenue in this category comes from indefinite demand / indefinite quantity contracts, we do not have direct insight into patterns of demand / consumption.

Ammunition: Revenues significantly decreased by approximately $3.1 million or 60%, primarily due to (1) the completion in the third quarter of 2012 of a long-term contract for 40mm high-velocity training ammunition, and (2) the delay of a new program utilizing our chemiluminescence technology. A new contract for 40mm low-velocity training ammunition, which initially had been expected to start in 2012, has been delayed by the U.S. Military.

Law enforcement / commercial / public safety: Revenues slightly increased by $0.2 million or 5%. The increase was largely attributable to new customers.

Specialty Products: Revenues increased year over year by approximately $6.3 million or 332% primarily due to the business having been acquired during 2011 and operating under us for only four months in that year. Nonetheless, revenues increased on a quarterly basis during 2012 due to both increased sales to existing customers and to additional customers.

Gross profit: Gross profit was approximately $17.1 million for 2012 and increased approximately $1.0 million compared to 2011 due to higher sales in 2012. The gross margin for 2012 was 44.3% compared to 46.5% for 2011. The decrease in gross margin was primarily due to changes in the mix of products sold from items with a relatively higher gross margin to ones with a lower gross margin. For example, we had lower sales to NAMSA of relatively higher margin items in 2012 than the prior year while having higher sales in 2012 of relatively lower margin CTS products and services. Notwithstanding the large inventory reserve recorded for the three months ending September 30, 2012 of $0.55 million, total charges to cost of revenues, for both inventory reserves and unfavorable manufacturing variances combined, were lower in 2012 than in 2011, and thus did not contribute to the year-over–year gross margin decrease but rather partially offset the decrease.

Expenses: Sales and marketing expenses in 2012 of approximately $5.5 million increased by $1.1 million or 25% over 2011, due to having a full year of expenses associated with CSP and CTS compared to 2011 where CSP operated under us for four months and CTS for less than one-half month. General and administrative expenses in 2012 of approximately $7.8 million increased over 2011 by $1.7 million, or 27%. Of this increase, (i) $0.6 million was due to having CSP and CTS operate under us for a full year versus a partial year in 2011, (ii) $0.4 million was due to severance for the former CEO, (iii) $0.2 million was due to higher legal expenses for litigation, (iv) $0.6 million was for higher payroll and bonus expenses, offset by $(0.1) million of insignificant changes in other general and administrative expenses. Research and development expenses of approximately $2.0 million in 2012 increased by $0.1 million over 2011, primarily due to having CSP and CTS operate under us for a full year, partially offset by reductions in other payroll and expenses.

Interest expense, net: Interest expense declined in 2012 due to lower average monthly outstanding debt levels.

Amortization of intangible assets: Amortization expense for 2012 of approximately $1.9 million was only slightly higher than the prior year as the amortization expense of intangible assets for both CSP and CTS operating under us for a full year was partially offset by a reduction in expense associated with certain intangible assets having become fully amortized.

Change in fair value of contingent consideration: This amount reflects the change in the estimated fair value of the contingent consideration liabilities incurred as part of the acquisitions of CSP and CTS, both of which occurred in 2011. During 2011, the estimated fair value of those liabilities changed by $59,000. During 2012, both contingent liabilities were reduced to $0, causing the $3.4 million net expense recorded in 2012. The CTS-related contingent consideration liability was reduced to $0, resulting in a gain of $2.2 million in 2012) because the forecasted financial performance of CTS is not sufficient to trigger payment of any contingent consideration pursuant to the formula agreed to by the sellers of CTS and us. The CSP-related contingent consideration liability was reduced to $0, resulting in a loss of $5.6 million in 2012, because that liability was paid in full in December 2012 via the issuance of 2,450,000 shares of our common stock and the issuance of a $2,100,000 note payable to the sellers of CSP having a combined estimated fair value of $7.2 million.

Other income, net: Other income in 2012 of approximately $0.1 million and $0.5 million in 2011 primarily represented amounts for reimbursement of research and development expenses incurred by us. These amounts are recorded when earned. The decrease of approximately $0.4 million for 2012 is primarily due to less funds received for reimbursement of research and development expenses. The amount of reimbursement is not included in revenue as the activities represented were not being performed for profit. Any research and development activities being performed for profit are includable in revenues.

Impairment Charges: During the year ended December 31, 2012, we recorded goodwill and intangible asset impairment charges for the following reasons.

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

We then assessed qualitative factors to determine whether it is more likely than not that the fair values of our reporting units that contain goodwill are less than their carrying value. In addition to these intangible asset impairments, we identified two factors, adverse changes in our stock price and adverse changes in industry/market considerations, that led us to conclude that it was more likely than not that the fair value was less than the carrying value.

Regarding our stock price, the closing price of our stock at December 31, 2011 was $3.75 per share. Beginning in April 2012, the share price began steadily dropping to a closing price of $2.34 on August 31, 2012.

Regarding industry conditions, during the past several years, based on the success of the 40mm training round purchased by the Marine Corps that uses our chemical light technology, we had believed that the volume of this product would grow when adopted by the U.S. Army. We completed the production requirements under the Marine Corps contract, which expired in 2012. We learned in 2012 that the Marine Corps contract would not be extended. During the 3rd quarter of 2012, we concluded that the U.S. Army would not be purchasing the product. Instead, we understood that the U.S. military was planning for a new 40mm training round that would be produced around 2015, and that this new round would likely not be based on chemical light technology. While this could change, we believed at that time it was more likely than not that the new round would not employ our chemical light technology. Consequently, at that time, these factors, in addition to others, led us to significantly reduce our long-term revenue growth projected for our ammunition sector. Since the ammunition sector had been expected to be the largest contributor to our total revenues, the forecasted reduction resulted in a significant decrease in projected cash flows.

To determine the fair value of the reporting unit, we used a discounted cash flow analysis, which is highly dependent on the nature of the long-term forecast. As a result of the current forecast projecting significantly reduced future cash flows compared to the past, we recorded goodwill impairment charges reducing income before income taxes by $47,088,000.

Provision for (benefit from) income taxes: The increase in pre-tax loss from 2011 to 2012 is the primary factor in the $2.6 million change in the 2012 benefit from income taxes over the 2011 benefit from income taxes. The effective tax rate for 2012 of (6%) is higher than the 2011 rate of (961%) primarily due to the impairment loss on goodwill.

Foreign exchange rates: If 2012’s operating results in foreign currencies from CTSAS had been translated using the foreign exchange rates used to translate 2011’s operating results, 2012 revenues would have been approximately $0.5 million higher than reported.

Balance Sheet

Accounts receivable at December 31, 2012 were approximately $3.9 million, or $0.6 million higher than at the end of 2011, primarily due to higher revenues in December of 2012 than in December of 2011 and, to a lesser extent, due to timing differences for billings and collections. The reserve for uncollectible accounts experienced negligible change, being approximately $0.2 million at both December 31, 2012 and December 31, 2011.

Inventories, net were approximately $9.6 million at December 31, 2012 versus $10.8 million at the end of 2011. The decrease was due to: a) a planned reduction in chemical light product inventory levels, primarily in chemicals due to the transfer of manufacturing to CSP for key chemicals that has resulted in a lesser need for stockpiling for supply chain emergencies; and b) an increase in the reserve for slow moving / obsolete goods of chemical light inventories. Partially offsetting these factors was an increase in inventory levels at CSP over the prior year of approximately $0.5 million in support of growing product sales. Our inventory balances fluctuate from a combination of recent sales activity and the timing of purchases of raw materials. Certain raw materials are purchased only several times a year due to long lead times and the desire to purchase in bulk to minimize costs, while other materials are purchased more frequently.

Restricted cash and the associated line -of -credit due to related party, both of which arose from the acquisition of the assets of JFC, were both zero at December 31, 2012, versus being approximately $0.6 million and $0.8 million, respectively, for the prior year -end. Cash was returned to the lender (i.e., the seller of JFC assets) during 2012 to repay the line of credit in full. This facility had been established through the asset purchase agreement to ensure adequate short-term working capital for CSP. This line of credit is no longer available.

Property, plant and equipment of approximately $9.2 million at December 31, 2012, decreased from the end of 2011 by approximately $1.2 million due to depreciation in excess of capital additions plus the impairment of machinery of approximately $0.3 million that occurred during the three month period ending September 30, 2012.

Net intangible assets of approximately $20.2 million at December 31, 2012, decreased from the end of 2011 by approximately $1.8 million due to the amortization of such assets plus the impairment of approximately $0.3 million of intangible assets associated with CTS that were charged to earnings for the year ended December 31, 2012.

The current portion of notes payable increased to approximately $9.7 million at December 31, 2012, from $1.6 million at the prior year-end. Our senior credit facility matures in December 2013; accordingly, the remaining balance of debt outstanding under this facility is shown as being current. Consistent with this, the balance at December 31, 2012 for notes payable, net of current portion, reflects a decrease from the prior year-end.

Accounts payable and accrued expenses at the end of 2012 amounted to approximately $5.5 million, representing an increase over the prior year-end of $1.4 million. The increase was primarily due to an increase in accrued bonuses and, to a lesser extent, an increase due to the timing of receipts and payments from normal business activity.

Notes payable to related party - current portion, relating to the acquisition of CTS in 2011, was approximately $0.3 million at December 31, 2011 and zero at December 31, 2012 due to being paid during 2012.

Note payable to related party - long-term was $2.1 million at December 31, 2012. This note, which did not exist at December 31, 2011, was created through the amendment to the asset purchase agreement with JFC that became effective December 31, 2012. For further discussion see the Liquidity and Capital Resources section.

Contingent consideration was $0 at December 31, 2012 versus $3.7 million at December 31, 2011. See the discussion of this change in the Liquidity and Capital Resources section.

Net current deferred income tax assets increased at the end of 2012 over the prior year, primarily as a result of the following:

•	Net increases in the tax reporting carrying value of CSP’s intangible assets as a result of the earn-out payment;
•	Net increases in inventory and other reserve accounts; and
•	Classification of net operating losses to current off-set by state net operating losses expected to expire unused.

Net non-current deferred income tax liabilities decreased at the end of 2012 over the prior year, primarily as a result of the following:

•	Decreased by foreign tax credits generated;
•	Decreased by non-deductible stock-based compensation for tax purposes;
•	Net decreases to the financial reporting carrying value of various identified intangible assets as a result of:
o	CTS impairment loss, and
o	decreased by annual amortization expense of previously acquired identified intangible assets;
•	Net increases to the carrying value of fixed assets as a result of annual depreciation expense differences;
•	Net increases in the tax reporting carrying value of CSP’s intangible assets as a result of the earn-out payment; and
•	Classification of net operating losses to current off-set by state net operating losses expected to expire unused.

A valuation allowance of approximately $3.9 million still remains on deferred federal tax assets for the carryforward of foreign tax credits, which we do not anticipate using in the near-term. The utilization of this asset is dependent upon generation of significant revenues from sources outside the U.S. During 2012, we did not reduce or increase the valuation allowance from $3.9 million due to the expected use of foreign tax credits in the near term.

We had federal net operating loss carryforwards amounting to $2.0 million and $2.4 million at December 31, 2012 and 2011, respectively. The net operating loss carryforward at December 31, 2012 expires in fiscal years 2025 through 2029. Internal Revenue Code Section 382 limits utilization of these losses to $3.2 million per year. It is possible that future changes in ownership could result in changes to the amounts allowed by IRC Section 382. State net operating loss carryforwards amounted to $1.0 million and $3.5 million as of December 31, 2012 and 2011, respectively.

Derivatives liability decreased in 2012 over the prior year due primarily to the value of interest rate swaps trending towards a $0 fair value as their maturity in December 2013 approaches.

We have recorded as of December 31, 2012, a contingent legal obligation of approximately $3.8 million and a corresponding receivable from a related party of approximately $4.0 million. The increase over the prior year is primarily due to interest being accrued. This payable and receivable are based on a July 2011 ruling against CTI under Civil Action No. 06-706. We have been indemnified by the previous owners of CTI for any losses. See Part I. Item 3 “Legal Proceedings” for additional information.

Liquidity and Capital Resources

As of December 31, 2012, cash was $2.7 million versus $3.0 million as of December 31, 2011. At both December 31, 2012 and 2011, there were no outstanding balances on our revolving line of credit facility of $5 million with our senior lender.

Capital expenditures, which totaled approximately $0.7 million in 2012 versus $1.3 million during 2011, are expected to increase for 2013 to support new equipment purchases for new products. We expect to fund capital expenditures in 2013, exclusive of any acquisitions, from existing cash and operating cash flows. We are actively searching for potential acquisitions that would complement our existing businesses. Any acquisition could be financed by a combination of cash, equity and/or debt.

During 2011, we purchased two businesses: through CSP the assets of JFC for $2.5 million cash, 712,771 shares of our common stock valued at $2.5 million and contingent consideration to be earned if certain financial targets are met during 2012 and 2013; and CTS for $0.25 million cash, a promissory note for $0.25 million that was paid April 5, 2012, 133,584 shares of our common stock valued at $0.5 million and contingent consideration to be earned if certain financial targets are met during 2012 and 2013. The contingent consideration for both acquisitions, if earned, would be payable by a combination of cash and our common stock in 2014. We recorded a liability of $3.7 million for this contingent consideration as of December 31, 2011. As of December 31, 2012, we have recorded a liability of zero for contingent consideration.

With regard to the contingent consideration liability for CTS, based on performance during 2012 and our forecast of performance in 2013, no payment will be due since the financial thresholds are not expected to be achieved. Accordingly, no liability for contingent consideration is recorded as of December 31, 2012.

With regard to JFC, the liability for contingent consideration as of December 31, 2012 is also zero. On December 27, 2012, the Company entered into an Amendment Agreement to the Asset Purchase Agreement (the “Amendment Agreement”) with JFC, pursuant to which the parties agreed to a modified payment of the earnout under the Asset Purchase Agreement. Such amount was paid on December 31, 2012, by means of the issuance to JFC of (i) 2,450,000 shares of our common stock, and (ii) an unsecured promissory note (the “Note”) in the original principal amount of $2,100,000. The Note accrues interest at the initial rate of 5% per annum, which rate increases by 1% per month beginning on January 1, 2014, up to a maximum rate of 11% (which increased rate is retroactive to the initial issuance date), and is payable in full on the earlier of June 30, 2014 or upon the refinancing of our existing indebtedness (subject to the availability of at least $5,000,000 in available credit after such repayment).

Under the Amendment Agreement, we have the right to repurchase any or all of the shares during the month of January 2014, by providing notice to JFC of our exercise of that right on or before January 10, 2014. In addition, up to 350,000 of the shares are subject to potential forfeiture if the volume-weighted-average trading price of our common stock during the month of December 2013 (the “December Closing Price”) is greater than $2.25, and we may be required to issue up to 350,000 additional shares of common stock to JFC if the December Closing Price is less than $2.00. To secure our rights with respect to the shares, all of the shares issued are being held in escrow. We assessed the fair value as of December 31, 2012 of this potential obligation to issue additional shares. The fair value was not material and therefore no obligation has been recorded as of December 31, 2012.

We have a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”). The amount we may borrow from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined, at our discretion, based on (i) the Prime Rate, plus a margin percentage that is based on financial performance (not to be less than 6% in total) or (ii) an adjusted LIBOR rate (subject to a 2% interest rate floor), plus a margin percentage that is based on financial performance. The line of credit’s interest rate at December 31, 2012 was 6.25%. The line of credit expires on December 19, 2013. This line of credit is subject to (i) the same restrictive covenants and (ii) the same collateral and guarantees as the senior debt Term Loan and the senior debt Real Estate Loan discussed below. At December 31, 2012 and 2011, there were no outstanding borrowings on this line of credit.

CTSAS has lines of credit with a combined maximum borrowing capacity of €1.3 million ($1.7 million as of December 31, 2012), under which there were no outstanding borrowings at December 31, 2012 and 2011. The lines’ interest rates are variable, based on the Euro Overnight Index Average and the 3-month Euro Interbank Offered Rate. The lines are collateralized by substantially all business assets of CTSAS. The lines have indefinite termination dates, but can be renegotiated periodically.

CTI has two loans payable to TD Bank, a Term Loan and a Real Estate Loan, that were originally entered into on December 19, 2008, and which were amended twice during 2012 to modify certain financial and non-financial covenants required by these loans.

The Term Loan is payable in monthly principal installments of $148,000 along with monthly interest payments as described below, plus a one-time principal payment of $6.7 million due at maturity in December 2013. Accordingly, the entire balance of the Term Loan has been reflected as a current liability on our balance sheet as of December 31, 2012 as “Current portion of notes payable”, where it is combined with unamortized debt discount. Interest payments on 60% of the Term Loan’s principal balance are hedged using a pay-fixed, receive-variable interest rate swap to reduce exposure to changes in cash payments caused by changes in interest rates on the Term Loan. Interest on the 60% interest rate-swapped portion of the Term Loan is payable monthly and determined based on 1-month LIBOR, plus a margin percentage that is based on financial performance. The total interest rate on the swapped portion of the Term Loan was 6.53% at December 31, 2012. Interest on the remaining 40% of the Term Loan is also payable monthly and is determined based on 1-month LIBOR (subject to a 2% interest rate floor) plus a margin percentage that is based on financial performance. At December 31, 2012, the total interest rate on the portion of the Term Loan that was not subject to an interest rate hedging relationship was 6.0%. The Term Loan is collateralized by all of the assets of CTI (except CTI’s equity interests in CTSAS, of which only 65% is collateral of the Term Loan) and is guaranteed by Cyalume.

The Real Estate Loan is payable in monthly principal installments of $10,000, along with monthly interest payments as described below, plus a one-time principal payment of $1.7 million due at maturity in December 2013. Accordingly, the entire balance of the Real Estate Loan has been reflected as a current liability on our balance sheet as of December 31, 2012 as “Current portion of notes payable”, where it is combined with unamortized debt discount. Interest payments on the Real Estate Loan principal balance are hedged using a pay-fixed, receive-variable interest rate swap to reduce exposure to changes in cash payments caused by changes in interest rates on the Real Estate Loan. Interest is payable monthly and is determined based on 1-month LIBOR plus a margin percentage that is based on financial performance. The Real Estate Loan’s total interest rate at December 31, 2012 was 6.42%. The Real Estate Loan is secured by a mortgage of the real property (land and building) located in West Springfield, MA, and is guaranteed by Cyalume.

On July 29, 2010 we issued a Subordinated Term Loan of $8.5 million to Granite Creek Partners Agent, LLC (“Granite Creek”) that matures March 19, 2014 and is reflected as a noncurrent liability on our balance sheet as “Notes payable, net of current portion”. Interest is payable monthly beginning September 1, 2010 at a rate of 11% per annum. No principal payments are required until maturity. We have the right to prepay the loan in whole or in part at any time without penalty. The Subordinated Term Loan ranks junior to all debt held by TD Bank but senior to all other remaining long-term debt including existing and future subordinated debt. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan has been converted to our common stock.

Scheduled monthly principal payments on senior debt and interest cash payments on both senior and subordinated debt during 2013 are $2.2 million and $1.5 million, respectively, compared to $2.4 million and $1.7 million, respectively, in 2012. Interest payments in 2012 will be lower than 2011 due to a lower average debt balance from the continuing monthly principal payments to be made on the senior debt. All 2012 scheduled monthly principal and interest payments are expected to be funded from existing cash and operating cash flows. Our senior credit facility matures December 19, 2013. At that time, the remaining outstanding balance of our senior debt, approximately $8.1 million, is due. Accordingly, the entire balance of senior debt of approximately $10.3 million as of December 31, 2012 has been reflected as a current liability on our balance sheet as “Current portion of notes payable”, where it is combined with unamortized debt discount. The Company believes that it will be able to successfully re-finance its debt prior to the maturity date of December 19, 2013.

We were in compliance with our financial covenants as of December 31, 2012. To guard against the possibility of not meeting lenders’ financial covenants that might be caused by continuing softness in demand, we obtained amendments to our credit agreements that lowered compliance thresholds. The amendments became effective December 28, 2012. We expect to meet our financial covenants for 2013 and that cash provided by the business will be adequate to meet our needs, exclusive of any requirements for acquisitions.

The Company did not pay a dividend in 2012 and has no plans to do so.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of disclosure controls and procedures were effective as of December 31, 2012.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was not effective as of December 31, 2012 as a result of a material weakness in the accounting for the elimination of profit in inventory resulting from intercompany sales of inventory.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Cyalume’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2012.

Cyalume entities sell inventory to each other, sometimes at a profit, for resale to third-party customers. At the end of each reporting period, some of that inventory is still held by the Cyalume entity that purchased it. In preparing consolidated financial statements, all significant intercompany balances and transactions must be eliminated. As of December 31, 2012, we did not have adequate design or operation of controls that provide reasonable assurance that the elimination of intercompany profit from intercompany sales of inventory held at the end of each reporting period was prepared in accordance with U.S. GAAP. This control deficiency contributed to post-closing adjustments and revisions to prior year financial statements which have been reflected in the revised consolidated financial statements for the year ended December 31, 2011, which are included in this Form 10-K. Accordingly, our management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012.

To remediate this material weakness, our management has begun to re-evaluate the design and operation of controls over the calculation and review of such intercompany profit eliminations.

As a smaller reporting company, we are not required to obtain an attestation report from our independent registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during our last fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Shareholders.

Security Ownership of Certain Beneficial Owners

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial statements filed as part of this report

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

(2)	Financial	statement schedule filed as part of this report
Schedule II – Valuation and Qualifying Accounts

(b)	Exhibits
25

Exhibit Number		Description
2.1	(1)	Stock Purchase Agreement dated February 14, 2008 by and among Vector Intersect Acquisition Corporation, as the Parent, Cyalume Acquisition Corp., a Delaware corporation, as the Purchaser, Cyalume Technologies, Inc. and GMS Acquisition Partners Holdings, LLC
2.2	(2)	Amendment No. 1 to Stock Purchase Agreement, dated October 22, 2008
2.3	(3)	Amendment No. 2 to Stock Purchase Agreement, dated December 17, 2008
2.4	(3)	Amendment No. 3 to Stock Purchase Agreement, dated December 18, 2008
3.1	(3)	Fifth Amended and Restated Certificate of Incorporation
3.2	(4)	By-laws
4.1	(4)	Specimen Common Stock Certificate
4.2	(4)	Specimen Unit Certificate
4.3	(4)	Specimen Warrant Certificate
4.4	(4)	Form of Unit Purchase Option to be granted to the representative
4.5	(8)	Registration Rights Agreement dated March 18, 2011
4.6	(14)	Stock Option Agreement between Cyalume Technologies Holdings, Inc. and East Shore Ventures, LLC (4.1)
4.7	(14)	Stock Option Agreement between Cyalume Technologies Holdings, Inc. and Dale S. Baker (4.2)
10.1	(4)	Form of Stock Escrow Agreement among the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders
10.2	(4)	Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and the Private Placement Purchasers
10.3	(5)	Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan
10.4	(6)	Share Purchase Agreement dated March 18, 2011
10.5	(7)	Amendment No. 1 to the Employee Agreement of Derek Dunaway dated May 9, 2011
10.6	(7)	Amendment No. 1 to the Employee Agreement of Edgar E. Cranor dated May 9, 2011
10.7	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Rodman Principal Investments, LLC dated June 30, 2011 (10.1)
10.8	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Winston Churchill dated July 7, 2011 (10.2)
10.9	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Thomas Rebar dated July 7, 2011 (10.3)
10.10	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Wayne Weisman dated July 7, 2011 (10.4)
10.11	(9)	Amendment No. 2 to the Employee Agreement of Derek Dunaway (10.5)
10.12	(9)	Amendment No. 1 to the Employee Agreement of Michael Bielonko (10.6)
10.13	(9)	Amendment No. 2 to the Employee Agreement of Edgar E. Cranor (10.7)
10.14	(9)	Asset Purchase Agreement dated August 31, 2011 among Cyalume Technologies Holdings, Inc., Cyalume Specialty Products, Inc., JFC Technologies, LLC and Selling Members of Seller (10.8)
10.15	(9)	Registration Rights Agreement between Cyalume Technologies Holdings, Inc., James G. Schleck, James R. Schleck, Jame Fine Chemical, Inc., and JFC Technologies, LLC dated as of August 31, 2011 (10.9)
10.16	(9)	Lease Agreement between Brook Industrial Park, LLC and Cyalume Specialty Products, Inc. (10.10)
10.17	(10)	Stock Purchase Agreement dated December 22, 2011 among Cyalume Technologies Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., and Antonio Colon (10.27)
10.18	(10)	Registration Rights Agreement, dated as of December 22, 2011, between Cyalume Technologies Holdings, Inc., and Antonio Colon (10.28)
10.19	(10)	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement between Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., Cyalume Realty, Inc., Cyalume Specialty Products, Inc. and TD Bank, N.A. dated March 30, 2012 (10.30)
10.20	(10)	Second Amendment to Subordinated Loan Agreement between Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., Cyalume Realty, Inc., Cyalume Specialty Products, Inc., Granite Creek Partners Agent, LLC, Granite Creek Flexcap I, L.P. and Patriot Capital II, L.P. dated March 30, 2012 (10.31)
10.21	(11)	Services Agreement by and among the Company, Cyalume Technologies, Inc. and East Shore Ventures, LLC dated as of April 2, 2012 (10.1)
10.22	(11)	Inducement Agreement by and between East Shore Ventures, LLC and Zivi Nedivi (10.2)
10.23	(11)	Separation Agreement and General Release by and between Cyalume Technologies, Inc. and Derek Dunaway effective as of April 2, 2012 (10.3)
10.24	(12)	Amended and Restated Employment Agreement of Michael Bielonko, Chief Financial Officer, Cyalume Technologies, Inc. (10.1)

10.25	(12)	Separation and Release Agreement between Monte L. Pickens and Cyalume Technologies, Inc. (10.2)
10.26	(13)	Employment Agreement between Daniel S. Baker and Cyalume Technologies, Inc. effective September 10, 2012 (10.1)
10.27	(14)	Amendment No. 1 to Services Agreement dated September 10, 2012 between Cyalume Technologies Holdings, Inc., Cyalume Technologies, Inc., and East Shore Ventures, LLC (10.1)
10.28	(15)	Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement effective December 28, 2012 with TD Bank, N.A. (10.1)
10.29	(15)	Third Amendment to Subordinated Loan Agreement effective December 28, 2012 with Granite Creek Flexcap I, L.P. and Patriot Capital II, L.P., and Granite Creek Partners Agent, L.L.C (10.2)
10.30	(16)	Amendment Agreement dated December 27, 2012 by and among the Cyalume Technologies Holdings, Inc., Cyalume Specialty Products, Inc., JFC Technologies, LLC and James G. Schleck (10.1)
10.31	(16)	Unsecured Promissory Note dated December 31, 2012 with JFC Technologies, LLC (10.2)
10.32	(17)	Employment Agreement, effective as of November 1, 2011, between Cyalume Specialty Products, Inc. and James G. Schleck (10.3)
10.33	(17)	First Amendment to Employment Agreement, dated December 27, 2012, between Cyalume Specialty Products, Inc. and James G. Schleck (10.4)
14.1	(10)	Code of Conduct and Ethics (14.1)
16.1	(18)	Letter from CCR LLP
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Grant Thornton, LLP
23.2	*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Database
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Current Report on Form 8-K dated February 14, 2008 and filed with the Commission February 21, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K dated October 22, 2008 and filed with the Commission November 4, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K dated December 17, 2008 and filed with the Commission December 23, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-127644) filed August 18, 2005.
(5)	Incorporated by reference to Exhibit A of the definitive Proxy Statement filed with the Commission April 30, 2009 pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.
(6)	Incorporated by reference to the Current Report on Form 8-K dated March 18, 2011 and filed with the Commission March 21, 2011.
(7)	Incorporated by reference to our Form 10-Q dated June 30, 2011 and filed with the Commission August 10, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(8)	Incorporated by reference to the Current Report on Form 8-K dated June 30, 2011 and filed with the Commission July 7, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(9)	Incorporated by reference to our Form 10-Q dated September 30, 2011 and filed with the Commission November 14, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(10)	Incorporated by reference to our Form 10-K dated December 31, 2012 and filed with the Commission April 16, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.
(11)	Incorporated by reference to the Current Report on Form 8-K dated March 30, 2012 and filed with the Commission April 5, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(12)	Incorporated by reference to the Current Report on Form 8-K dated April 19, 2012 and filed with the Commission April 25, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
27

(13)	Incorporated by reference to the Current Report on Form 8-K dated July 19, 2012 and filed with the Commission July 25, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(14)	Incorporated by reference to the Current Report on Form 8-K dated September 10, 2012 and filed with the Commission September 12, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(15)	Incorporated by reference to the Current Report on Form 8-K dated December 20, 2012 and filed with the Commission December 31, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(16)	Incorporated by reference to the Current Report on Form 8-K dated December 27, 2012 and filed with the Commission January 2, 2013. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(17)	Incorporated by reference to the Current Report on Form 8-K dated December 31, 2012 and filed with the Commission January 7, 2013. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(18)	Incorporated by reference to the Current Report on Form 8-K dated November 28, 2011 and filed with the Commission December 2, 2011.

*	Filed herewith.

INDEX TO FINANCIAL STATEMENTS

Cyalume Technologies Holdings, Inc.

Years ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cyalume Technologies Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Cyalume Technologies Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyalume Technologies Holdings, Inc. and subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Glastonbury, Connecticut

April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyalume Technologies Holdings, Inc.

West Springfield, Massachusetts

We have audited the accompanying consolidated balance sheet of Cyalume Technologies Holdings, Inc. (the “Company”) as of December 31, 2012, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2012. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyalume Technologies Holdings, Inc. at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA LLP

Boston, Massachusetts

March 26, 2013

Cyalume Technologies Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except shares and per share information)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash	$2,695	$2,951
Accounts receivable, net of allowance for doubtful accounts of $155 and $206, respectively	3,875	3,339
Inventories, net (See Note 1)	9,597	10,843
Income taxes refundable	173	38
Deferred income taxes	652	386
Prepaid expenses and other current assets	558	559
Total current assets	17,550	18,116

Property, plant and equipment, net	9,177	10,417
Goodwill	8,160	55,329
Other intangible assets, net	20,190	22,007
Due from related party	3,972	3,721
Restricted cash	0	600
Debt issuance costs, net of current portion	28	154
Total assets	$59,077	$110,344

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$9,734	$1,592
Accounts payable	2,934	1,948
Accrued expenses	2,583	2,179
Note payable to related party	0	250
Current portion of capital lease obligation	14	43
Derivatives liability	169	0
Total current liabilities	15,434	6,012

Notes payable, net of current portion	8,394	18,975
Note payable due to related parties	2,100	0
Line of credit due to related party	0	755
Deferred income taxes	3,862	7,145
Contingent consideration	0	3,699
Derivatives liability	0	273
Asset retirement obligation	184	175
Capital lease obligation, net of current portion	22	30
Contingent legal obligation	3,806	3,627
Total liabilities	33,802	40,691

Commitments and contingencies (Note 20)

Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,738,260 and 18,311,228 issued and outstanding, respectively	21	18
Additional paid-in capital	105,990	100,334
Accumulated deficit (See Note 1)	(80,221)	(30,003)
Accumulated other comprehensive loss	(515)	(696)
Total stockholders’ equity	25,275	69,653
Total liabilities and stockholders' equity	$59,077	$110,344

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except shares and per share information)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2012	2011
Revenues	$38,642	$34,703
Cost of revenues	21,530	18,568
Gross profit	17,112	16,135

Other expenses (income):
Sales and marketing	5,515	4,402
General and administrative	7,815	6,135
Research and development	1,963	1,888
Interest expense, net	2,219	2,330
Interest expense – related party	19	43
Amortization of intangible assets	1,858	1,805
Change in fair value of contingent consideration	3,380	59
Impairment loss on equipment	273	0
Impairment loss on intangible assets	281	0
Impairment loss on goodwill	47,088	0
Other income, net	(112)	(489)
Total other expenses	70,299	16,173

Loss before income taxes	(53,187)	(38)
Benefit from income taxes	(2,969)	(365)
Net income (loss)	$(50,218)	$327

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$108	$(67)
Unrealized gain on cash flow hedges, net of taxes of $(45) and $(23), respectively	73	41
Other comprehensive income (loss)	181	(26)
Comprehensive income (loss)	$(50,037)	$301

Net income (loss) per common share:
Basic	$(2.76)	$0.02
Diluted	$(2.76)	$0.02

Weighted average shares used to compute net income (loss) per common share:
Basic	18,205,586	16,911,103
Diluted	18,205,586	18,470,638

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except shares)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit (as revised)	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2010	15,748,570	$16	$89,452	$(30,330)	$(670)	$58,468
Shares issued – private placement	871,823	1	3,431	0	0	3,432
Shares issued – cashless option exercise	450	0	0	0	0	0
Shares issued – cashless warrant exercise	6,060	0	0	0	0	0
Shares issued – extinguished of notes payable	483,046	0	2,212	0	0	2,212
Shares issued – extinguished of notes payable to related party	253,288	0	1,160	0	0	1,160
Shares issued – business combinations	846,355	1	2,999	0	0	3,000
Repurchase and retirement of common stock	(28,114)	0	(134)	0	0	(134)
Share-based compensation expense	129,750	0	1,207	0	0	1,207
Adjustment to the accounting for warrants issued in July 2010 in conjunction with issuance of subordinated term loan	0	0	7	0	0	7
Net income	0	0	0	327	0	327
Other comprehensive income	0	0	0	0	(26)	(26)
Balance at December 31, 2011	18,311,228	18	100,334	(30,003)	(696)	$69,653
Share-based compensation expense	0	0	503	0	0	503
Repurchase and retirement of common stock	(39,895)	0	(139)	0	0	(139)
Shares issued – cashless option exercise	260	0	0	0	0	0
Effect of modification of warrant terms	0	0	94	0	0	94
Common stock issuance – payment of contingent consideration liability	2,450,000	3	5,142	0	0	5,145
Common stock issuance – litigation settlement	22,500	0	56	0	0	56
Reversal of forfeited restricted awards	(5,833)	0	0	0	0	0
Net loss	0	0	0	(50,218)	0	(50,218)
Other comprehensive income	0	0	0	0	181	181
Balance at December 31, 2012	20,738,260	$21	$105,990	$(80,221)	$(515)	$25,275

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(50,218)	$327
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment loss on equipment	273	0
Impairment loss on intangible assets	281	0
Impairment loss on goodwill	47,088	0
Change in fair value of contingent consideration	3,380	0
Depreciation and amortization of property, plant and equipment	1,374	1,150
Amortization	2,345	2,281
Benefit from deferred income taxes	(3,357)	(1,267)
Share-based compensation expense	503	1,207
Fair value of common stock issued	56	0
Other non-cash expenses	33	304
Changes in operating assets and liabilities:
Accounts receivable	(517)	(1,115)
Inventories	1,225	(37)
Prepaid expenses and other current assets	61	(125)
Accounts payable and accrued liabilities	1,263	(1,008)
Restricted cash	(159)	150
Income taxes refundable, net	(131)	(778)
Net cash provided by operating activities	3,500	1,089

Cash flows from investing activities:
Payments relating to business combinations, net of $222 cash acquired	0	(2,528)
Purchases of long-lived assets	(672)	(1,323)
Net cash used in investing activities	(672)	(3,851)

Cash flows from financing activities:
Principal payments on notes payable	(2,413)	(1,753)
Principal payments on related party note payable	(250)	0
Payments to reacquire and retire common stock	(139)	(134)
Payments of deferred financing costs	(309)	0
Proceeds from issuance of common stock	0	3,432
Principal payments on capital lease obligations	(37)	(4)
Net cash (used in) provided by financing activities	(3,148)	1,541

Effect of exchange rate changes on cash	64	86
Net decrease in cash	(256)	(1,135)
Cash, beginning of period	2,951	4,086
Cash, end of period	$2,695	$2,951

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

1.	BACKGROUND AND DESCRIPTION OF BUSINESS

These consolidated financial statements include the financial position and operations of Cyalume Technologies Holdings, Inc. (“Cyalume”), a holding company that is the sole shareholder of Cyalume Technologies, Inc. (“CTI”) and of Cyalume Specialty Products, Inc. (“CSP”). CTI is the sole shareholder of Cyalume Technologies, SAS (“CTSAS”), Cyalume Realty, Inc. (“CRI”) and Combat Training Solutions, Inc. (“CTS”).

Our primary focus is providing tactical and training solutions to the military of the U.S. and other countries through both products and services.

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

CSP manufactures and sells specialty chemical products to the defense, pharmaceutical, cosmetic and other markets. CSP’s operations are located in Bound Brook, New Jersey.

CRI owns land located in Colorado Springs, Colorado.

CTS provides its customers with battlefield effects simulation products while its services include planning and implementing tactical training exercises simulating real-world experiences. These products allow military and law enforcement professionals to maintain operational readiness through safe, live training and hands-on situational exercises.

Our business is managed and financial results are reported as one segment. Our CEO, who is our chief operating decision maker, focuses on consolidated results to make strategic and tactical decisions. Our one operating segment consists of four reporting units: Chemical Light (the operations of CTI and CTSAS), Training (the operations of CTS), Specialty Products (the operations of CSP) and Other (the operations of CRI and the parent company Cyalume Technologies Holdings, Inc.).

The accompanying consolidated financial statements include the accounts of Cyalume, CTI, CSP, CTSAS, CRI and CTS and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

Revision of prior period financial statements

In connection with finalizing the consolidated financial statements as of and for the year ended December 31, 2012, prior period errors were identified relating to the elimination of profit in ending inventory when that inventory was (i) sold to another Cyalume entity included in our consolidated financial statements and (ii) that inventory was still recorded as inventory in our consolidated financial statements. In evaluating whether our previously issued consolidated financial statements were materially misstated, we considered the guidance in Accounting Standard Codification (ASC) Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We concluded these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, the cumulative error would be material in the year ended December 31, 2012, if the entire correction was recorded in the fourth quarter of 2012. As such, the revisions for these corrections to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. The prior period financial statements included in this filing have been revised to reflect the corrections of these errors. There were no revisions to the consolidated statement of comprehensive income (loss) or the consolidated statement of cash flows for the year ended December 31, 2011. The revised consolidated balance sheet amounts and consolidated statement of changes in stockholders’ equity that appear in these consolidated financial statements are as follows (all amounts in thousands):

	December 31, 2011
	As Previously Reported	Adjustment	As Revised
Inventories, net	$11,393	$(550)	$10,843
Total current assets	18,666	(550)	18,116
Total assets	110,894	(550)	110,344
Accumulated deficit	(29,453)	(550)	(30,003)
Total stockholders’ equity	70,203	(550)	69,653
Total liabilities and stockholders' equity	110,894	(550)	110,344

	December 31, 2010
	As Previously Reported	Adjustment	As Revised
Accumulated deficit	$(29,780)	$(550)	$(30,330)
Total stockholders’ equity	59,018	(550)	58,468

2.	SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

Foreign Operations

The accounting records of our France-based subsidiary CTSAS are maintained in Euros, their local and functional currency. For consolidation, revenue and expense transactions are translated to U.S. dollars using the average exchange rate of the month in which the transaction took place. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are translated to U.S. dollars using the exchange rate in effect as of the date of the equity transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income or loss in the statement of comprehensive income (loss) in the period the gain or loss occurred.

Comprehensive Income (Loss)

Comprehensive income (loss) accounts for changes in stockholders’ equity resulting from non-stockholder sources. All transactions that would cause comprehensive income (loss) to differ from net income (loss) have been recorded and disclosed and relate to (i) the translation of the accounting records of our France-based subsidiary CTSAS and (ii) the effective portion of activities designated as hedges for hedge accounting purposes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for certain items such as reserves for inventory, accounts receivable and deferred tax assets; assessing the carrying value of intangible assets including goodwill; determining the useful lives of property, plant and equipment and intangible assets; determining asset retirement obligations; and determining the fair value of contingent consideration. Estimates are based on historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Accounts Receivable

Accounts receivable are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The allowance is based on historical bad debt experience and the specific identification of accounts deemed uncollectible. We determine an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. We control credit risk through initial credit evaluations and approvals, credit limits, and monitoring procedures. We perform ongoing credit evaluations of customers but do not require collateral to secure accounts receivable.

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

Property, plant and equipment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such reviews are based on a comparison of the asset’s undiscounted cash flows to the recorded carrying value for the asset. If the asset’s recorded carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, the asset’s carrying value is written-down to its estimated fair value. To estimate that fair value, we will use the most appropriate valuation technique for the circumstances and for which sufficient data is available. Impairment charges, if any, are recorded in the period in which the impairment is determined. In the event of an impairment charge, the identifiable assets’ post-impairment carrying value will continue to be amortized or depreciated over their useful lives and be reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill

Goodwill is deemed to have an indefinite life and accordingly, is not subject to amortization. Goodwill is subject to annual impairment reviews as of August 31, and, if conditions warrant, interim reviews based upon its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined.

Intangible Assets

Intangible assets include developed technologies and patents, customer relationships, customer backlog, non-compete agreements and certain trade names, all of which are amortized over their estimated useful lives, and other trademarks and trade names that are considered to have indefinite useful lives and therefore are not amortized. The carrying amounts of amortizing and non-amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. The carrying amounts of non-amortizing intangible assets are also reviewed for impairment annually as of August 31.

Costs incurred to register new patents or defend existing patents are capitalized while costs to renew or extend the term of intangible assets are expensed when incurred. Costs incurred with third parties that are related to internally developing or successfully defending an intangible asset are capitalized as part of the intangible asset developed or defended and amortized over that asset’s remaining useful life. Such costs with third parties related to patent or trademark applications that are ultimately rejected by the relevant government authority are expensed upon rejection. The useful lives used for amortization of intangible assets are as follows:

Useful lives
Patents and developed technologies	(1)
Purchased customer relationships	9 – 13 years
Trademarks and trade names	(2)
Customer backlog	(3)
Non-compete agreements	5 years

(1)	Each patent has its own legal expiration date and therefore its own useful life. Generally, our patents’ legal lives begin when the related patent application is filed with the relevant government authority and ends 20 years thereafter. We begin amortizing patent costs incurred when the relevant government authority approves the related patent. Patents that have been recorded as of December 31, 2012 will expire in years 2013 through 2032.

(2)	Trademarks and trade names of CTI are deemed to have an indefinite life and accordingly are not subject to annual amortization. CTI’s trademarks and trade names are subject to annual impairment reviews as of August 31, and, if conditions warrant, interim reviews based upon their estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined. We expect to use CTS’ trademark through December 2013 and therefore the cost of CTS’ trademark is being amortized over that period.

(3)	Became fully amortized in 2012.

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

Derivatives

Derivatives are recorded at their fair value as of the balance sheet date. If a derivative qualifies for “hedge accounting” under U.S. GAAP and has been designated as a hedge by us, then we record the “effectively hedged” portion, as defined by U.S. GAAP, of changes in such derivatives’ fair value in accumulated other comprehensive loss, which is a component of our stockholders’ equity. We record (i) ineffectively hedged portions of such changes in fair value or (ii) changes in the fair value of derivatives not designated as a hedge in our consolidated statement of comprehensive income (loss) in the period the change occurred. On the consolidated statement of cash flows, cash flows from derivative instruments accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged.

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

Revenue Recognition

Revenue from the sale of products or the providing of services is recognized when the earnings process is complete, the amount of recognizable revenue can be determined, the risks and rewards of ownership have transferred to the customer and collectability is reasonably assured. Depending on the terms of the individual sales arrangement with our customer, product sales are recognized at either the shipping point or upon receipt by the customer. Costs and related expenses to manufacture the products are recorded as costs of goods sold when the related revenue is recognized.

We have two significant contracts providing for the sale of indefinite quantities of products at fixed per unit prices, subject to adjustment for certain economic factors. Revenue under these contracts is recognized when products ordered under the contracts are received by the customer. Whenever costs change, we review the pricing under these contracts to determine whether they require the sale of products at a loss. To date, we have no loss contracts which would require the accrual of future losses in the current financial statements.

We also provide research and development services for customers for which we earn payments that are contingent upon achieving a specific result (“milestones”). We recognize payments upon achieving such milestones as revenue provided the payment is (i) related to past performance, (ii) reasonable relative to all of the deliverables and payment terms within the arrangement with our customer, and (iii) nonrefundable. In 2011 and 2012, all of such payments received met these criteria.

Taxes Collected from Customers

Sales taxes collected from customers are not considered revenue and are included in accounts payable and accrued expenses until remitted to the taxing authorities.

Shipping and Handling Costs

Outbound shipping and handling costs are included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income (loss). These costs were $500,000 and $449,000 for the years ended December 31, 2012 and 2011, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income (loss). Advertising expense was $135,000 and $125,000 for the years ended December 31, 2012 and 2011, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of December 31, 2012 or 2011.

We classify interest on tax deficiencies as interest expense and income tax penalties as other expense.

In February 2012, we completed an audit by the IRS of our tax returns for the years 2008 and 2009. There were no adjustments to those tax returns. Tax returns filed for the fiscal years 2010 and 2011 are still open for audit.

Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of (i) shares issuable upon the exercise of warrants and options (using the “treasury stock” method), (ii) unvested restricted stock awards (using the “treasury stock” method) and (iii) shares issuable upon conversion of convertible notes using the “if-converted” method.

	Year Ended December 31,
	2012	2011
Basic:
Net income (loss) (in thousands)	$(50,218)	$327
Weighted average shares	18,205,586	16,911,103
Basic income (loss) per common share	$(2.76)	$0.02
Diluted:
Income (loss) available to common stockholders for diluted income (loss) per common share (in thousands)	(50,218)	327
Weighted average shares	18,205,586	16,911,103
Effect of dilutive securities	0	1,559,535
Weighted average shares, as adjusted	18,205,586	18,470,638
Diluted income (loss) per common share	$(2.76)	$0.02

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net income (loss) per common share because their effect was antidilutive for each of the periods presented:

	Year Ended December 31,
	2012	2011
Options and warrants	1,585,833	4,979,088
Restricted stock awards	75,292	0
Convertible notes payable	2,666,667	2,666,667

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. (“ASU 2012-02”), which allows an entity to first assess qualitative factors when determining whether it is necessary to perform a quantitative impairment test for an indefinite-lived intangible asset. Under ASU 2012-02, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2012-02 became effective for interim and annual impairment tests after September 15, 2012. Early adoption was permitted. We adopted ASU 2012-02 as of August 31, 2012. The adoption of ASU 2012-02 did not have a material impact on our financial position or the results of our operations.

In August 2012, the FASB issued Accounting Standards Update No. 2012-03, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-3”). ASU 2012-03 amends certain SEC-related sections of the FASB Codification for various recent SEC and FASB pronouncements. ASU 2012-03 was effective upon its issuance. The adoption of ASU 2012-03 did not have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update No. 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which updates a wide range of topics in the FASB Codification. ASU 2012-04 includes technical corrections and improvements to FASB Codification and conforming amendments related to fair value measurements. ASU 2012-04 will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

3.	BUSINESS COMBINATIONS

Cyalume Specialty Products, Inc.

In 2011, Cyalume created a new, wholly owned subsidiary (Cyalume Specialty Products, Inc., or “CSP”) that, on August 31, 2011, entered into an Asset Purchase Agreement (“APA”) with JFC Technologies, LLC (“JFC”) and the stockholders of JFC. Pursuant to the APA, effective September 1, 2011, CSP acquired from JFC substantially all of its business assets and a portion of its liabilities for cash and 712,771 shares of Cyalume common stock plus other consideration that was contingent on future financial performance of CSP. In connection with entering into the APA, we entered into a registration rights agreement with the former stockholders of JFC pursuant to which we filed a registration statement with the Securities and Exchange Commission registering these shares for resale.

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

The purchase price consisted of (in thousands):

	Consideration		Cash Acquired	Cash Paid, Net of Cash Acquired
Cash	$2,500		$200	$2,300
712,771 shares of Cyalume common stock, at fair value	2,500
Contingent consideration, at fair value	1,573	(1)
Total consideration	$6,573

(1)	The contingent consideration liability had increased to $1,632,000 as of December 31, 2011 and was fully paid as December 31, 2012. See Note 25 for a description of how we estimate the fair value of this contingent consideration on a recurring basis. See Note 20 for more information on the payment of the contingent consideration liability.

The allocation of the fair value of the assets acquired and liabilities assumed is as follows (all amounts in thousands):

Cash	$200
Restricted cash (1)	750
Accounts receivable (2)	359
Inventories	1,015
Other current assets	1
Property, plant and equipment	1,062
Patents	50
Customer backlog	140
Customer relationships	920
Non-compete agreements	160
Goodwill (3)	2,978
Total assets	7,635

Accounts payable	130
Accrued expenses	122
Customer prepayments	4
Line of credit (1)	750
Deferred tax liability	56
Total liabilities	1,062
Net assets	$6,573

(1)	The $750,000 line of credit, which was payable to one of the sellers, was secured by $750,000 of restricted cash. The line of credit accrued interest at an annual rate of 2%, calculated quarterly, and this interest was added to the principal amount outstanding on the line of credit. If CSP’s net working capital, as defined in the APA, did not exceed certain amounts and other restrictions were not met, CSP could use all or a portion of the restricted cash for its general business purposes. During 2012, this line of credit was paid in full using the restricted cash and other non-restricted cash.

(2)	The gross contractual accounts receivable is $359,000, which equals the accounts receivables’ fair value of $359,000 since the contractual accounts receivable are expected to be collected.

(3)	For U.S. federal tax purposes, goodwill has a basis of $7.0 million, all of which is expected to be deductible for tax purposes. The amount of goodwill recorded under U.S. GAAP has not changed from the acquisition date through December 31, 2012. Goodwill resulted from this transaction because we believe the acquisition of JFC’s business assets and liabilities will augment our research, development and production capabilities. These operations offer a wide range of services that will accelerate the development and deployment of new chemical-light products by CTI and CTSAS and provide additional sources of revenues and business opportunities. We also believe that vertically integrating the chemical manufacturing process at a United States-based facility will allow us to more effectively manage our supply chain.

CSP’s revenues and net loss included in our consolidated statement of comprehensive income (loss) for the year ended December 31, 2011 totaled $1,933,000 and $44,000, respectively.

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

The consideration consisted of:

	Consideration		Cash Acquired	Cash Paid, Net of Cash Acquired
Cash	$250		$22	$228
133,584 shares of Cyalume common stock, at fair value	500
Note payable	250	(1)
Contingent consideration, at fair value	2,233	(2)
Total consideration	$3,233

(1)	The note was paid in full to the seller of CTS on April 5, 2012 at 0% interest. See Note 15 for more information.
(2)	The contingent consideration liability was preliminarily valued at $2,067,000 but increased by $166,000 in 2012 when its valuation was finalized. See Note 25 for a description of how we estimate the fair value of this contingent consideration on a recurring basis.

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

An additional payment of $250,000 in Cyalume common stock is contingent upon CTS achieving cumulative gross margin of $6,000,000 for calendar years ending December 31, 2012 and 2013.

The final allocation of the fair value of the assets acquired and liabilities assumed are as follows (all amounts in thousands):

Cash	$22
Accounts receivable (1)	112
Inventories	529
Property, plant and equipment	842
Patents	410
Tradenames / trademarks	90
Customer relationships	840
Non-compete agreements	140
Goodwill (2)	1,209
Total assets	4,194
Accounts payable	102
Accrued expenses	181
Deferred tax liability (3)	678
Total liabilities	961
Net assets	$3,233

(1)	The gross contractual accounts receivable is $122,000, which is greater than the accounts receivables’ fair value of $112,000 due to $10,000 of contractual accounts receivable not expected to be collected.

(2)	Preliminarily valued at $1,107,000 but was increased by $166,000 in 2012 when the contingent consideration liability’s value was finalized and determined to be $166,000 higher than preliminarily valued, offset by a $64,000 decrease in the goodwill-related deferred tax liability. Goodwill acquired is not expected to be deductible for tax purposes since CTS’ stock was acquired. Goodwill resulted from this transaction because we believe CTS augments our position in the non-explosive training and ammunition market and will allow us to develop new products with training and tactical applications.

(3)	Preliminarily determined to be $742,000, but was decreased in 2012 as a result of the $64,000 decrease in the goodwill asset as a result of the finalization of the fair value of the contingent consideration used to acquire CTS.

CTS’ revenues and net loss included in our consolidated statement of comprehensive income (loss) for the year ended December 31, 2011 totaled $0 and $42,000, respectively.

Pro Forma Information (unaudited)

The following unaudited pro forma financial summary is presented as if the acquisitions of CSP and CTS were completed as of January 1, 2011. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on that date, or of the future operations of the combined entities. The pro forma results for net income include adjustments for depreciation, intangible asset amortization, inventory step-up amortization and rent expense. The pro forma weighted average shares used to compute net income per common share (basic and diluted) differ from the weighted average shares used in the consolidated statements of comprehensive income (loss) in order to reflect the 712,771 shares of Cyalume common stock issued for to acquire CSP and the 133,584 shares of Cyalume common stock issued for to acquire CTS as being issued on January 1, 2010.

Twelve Months Ended December 31, 2011
Revenues (in thousands)	$42,594
Net income (in thousands)	$1,496
Net income per common share:
Basic	$0.08
Diluted	$0.08
Weighted average shares used to compute net income per common share:
Basic	17,757,458
Diluted	19,316,993

The nature and amount of pro forma adjustments directly attributable to the business combinations are as follows (in thousands):

Twelve Months Ended December 31, 2011
Revenues, as reported (in thousands)	$34,703
Pro forma adjustments:
CTS and CSP revenues prior to acquisition by Cyalume	7,891
Pro forma revenues	42,594

Net income, as reported (in thousands)	$327
Pro forma adjustments:
CTS and CSP net income prior to acquisition by Cyalume	1,055
Effect of activities/assets/liabilities not acquired by Cyalume	365
Expensing of acquisition-date inventory fair value adjustment into cost of goods sold	73
Depreciation of property, plant and equipment acquired	(72)
Amortization of intangible assets acquired	(252)
Pro forma net income	$1,496

4.	IMPAIRMENT CHARGES

During 2012, we recorded a $47,088,000 loss on goodwill impairment, a $281,000 loss on impairment of certain amortizing intangible assets and a $273,000 loss on impairment of certain manufacturing equipment. Our one non-amortizing intangible asset, Chemical Light’s trade name asset, was not considered to be impaired as of August 31, 2012. See Note 8 for activity affecting our goodwill asset during 2012. See Note 9 for information on our intangible assets. See Note 25 for fair value information on these assets.

Before conducting our annual goodwill impairment assessment, we first assessed whether any non-goodwill assets were impaired because we were concerned that such assets might be impaired due to declines in our stock price at that time and industry conditions discussed later in this Note 4. This assessment determined that Training’s patent asset was impaired $172,000, Training’s trade name asset was impaired $29,000 and Training’s non-compete agreement asset was impaired $80,000. Therefore, we recorded a $281,000 impairment loss on these intangible assets during 2012. This assessment also determined that one piece of Chemical Light’s manufacturing equipment with a carrying value of $273,000 had no value, since we did not foresee using this equipment in the future, and therefore a $273,000 impairment loss was recognized during 2012 as well.

We then assessed qualitative factors to determine whether it is more likely than not that the fair values of our reporting units that contain goodwill are less than their carrying value. In addition to these intangible asset impairments, we identified two factors, adverse changes in our stock price and adverse changes in industry/market considerations, that led us to conclude that it was more likely than not that the fair value was less than the carrying value.

Regarding our stock price, the closing price of our stock at December 31, 2011 was $3.75 per share. Beginning in April 2012, the share price began steadily dropping to a closing price of $2.34 on August 31, 2012.

Regarding industry conditions, during the past several years, based on the success of the Chemical Light’s 40mm training round purchased by the U.S. Marine Corps that uses our chemical light technology, we believed that the volume of this product would grow when adopted by the U.S. Army. We completed production requirements under the Marine Corps contract, which expired in 2012. We learned in 2012 that the Marines Corps contract would not be extended. During the 3rd quarter of 2012, we concluded that the U.S. Army would not be purchasing the product. Instead, we understood that the U.S. military was planning for a new 40mm training round that will be produced around 2015, and that this new round would likely not be based on chemical light technology. While that could change, we believed at that time it was more likely than not that the new round would not employ our chemical light technology. Consequently, these factors led us to significantly reduce our long-term revenue growth projected for our ammunition sector. Since the ammunition sector had been expected to be the largest contributor to our total revenues, the forecasted reduction resulted in a significant decrease in projected cash flows.

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

5.	INVENTORIES

Inventories, net consist of the following (all amounts in thousands):

	2012	2011 (as revised)
Raw materials	$6,255	$5,851
Work-in-process	1,530	3,123
Finished goods	1,812	1,869
	$9,597	$10,843

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (all amounts in thousands):

	2012	2011
Value added taxes receivable	$53	$100
Franchise taxes receivable	32	0
Prepaid expenses	322	332
Currency forward contracts	0	4
Debt issuance costs, current portion	136	120
Other	15	3
	$558	$559

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (all amounts in thousands):

	2012	2011
Land	$1,904	$1,901
Building and improvements	3,256	3,134
Machinery and equipment	7,974	7,992
	13,134	13,027
Less: accumulated depreciation and amortization	(3,957)	(2,610)
	$9,177	$10,417

During 2011, we entered into two leases that were accounted for as capital leases (see Note 16). At December 31, 2012 and 2011, machinery and equipment includes $77,000 of assets recorded under capital leases. Accumulated amortization on those capital leases totaled $9,000 and $0 as of December 31, 2012 and 2011, respectively. In 2012 and 2011, amortization expense for those assets was $9,000 and $0, respectively.

8.	GOODWILL

Goodwill represents the excess of the cost of acquiring CTI and CTSAS in 2008 and CSP and CTS in 2011 over the net fair value assigned to the assets acquired and liabilities assumed in those acquisitions, net of adjustments and impairment losses. Changes in the carrying amount of goodwill consist of the following (all amounts in thousands):

Balance on December 31, 2010 (1)	$51,244
Goodwill acquired as part of the acquisition of CSP	2,978
Goodwill acquired as part of the acquisition of CTS	1,107
Balance on December 31, 2011 (2)	55,329
Impairment loss (see Notes 4 and 25)	(47,088)
Adjustment to CTS goodwill due to the current period reduction of its deferred tax liability associated with the current period impairment of identified intangible assets (see Note 4)	(183)
Finalization of the fair value determination of contingent consideration in the CTS acquisition (3)	166
Finalization of the CTS acquisition-related deferred tax liability (3)	(64)
Balance on December 31, 2012 (4)	$8,160

(1)	Gross amount of goodwill was $63,700,000 as of December 31, 2010. Accumulated impairment losses were $12,456,000 as of December 31, 2010.
(2)	Gross amount of goodwill was $67,785,000 as of December 31, 2011. Accumulated impairment losses were $12,456,000 as of December 31, 2011.
(3)	On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with CTS and the sole stockholder of CTS. A portion of the consideration paid to the sellers of CTS is contingent upon the financial performance of the acquired business during the combined calendar years 2012 and 2013 (see Note 3). The initial accounting for that contingent consideration liability was not complete as of December 31, 2011 since the fair value determination of that liability had not yet been finalized. The finalization of this accounting during 2012 resulted in a $166,000 increase in both CTS’ goodwill asset and contingent consideration liability. Additionally, the initial accounting for the CTS acquisition-related deferred tax liability had not yet been finalized as of December 31, 2011. The finalization of this accounting during 2012 resulted in a $64,000 decrease in both CTS’s goodwill asset and deferred tax liability.

(4)	Gross amount of goodwill was $67,704,000 as of December 31, 2012. Accumulated impairment losses were $59,544,000 as of December 31, 2012.

9.	OTHER INTANGIBLE ASSETS

Intangible assets as of December 31, 2012 consist of the following (all amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value
Developed technologies, including patents (1)	$13,730	$4,755	$8,975
Trademarks and trade names (2)	5,401	37	5,364
Purchased customer relationships (3)	9,507	3,811	5,696
Non-compete agreements (4)	220	65	155
	$28,858	$8,668	$20,190

(1)	Includes a patent obtained in the acquisition of CSP (see Note 3) with a cost of $50,000 that is expected to be fully amortized in August 2026. Also includes patents obtained in the acquisition of CTS (see Note 3) with an initial cost of $410,000 that is expected to be fully amortized in December 2021.
(2)	Includes a trade name obtained in the acquisition of CTS (see Note 3) with an initial cost of $90,000 that is expected to be fully amortized in December 2013.
(3)	Includes customer relationships obtained in the acquisition of CSP (see Note 3) with a cost of $920,000 that is expected to be fully amortized in December 2019. Also includes customer relationships obtained in the acquisition of CTS (see Note 3) with a cost of $840,000 that is expected to be fully amortized in December 2021.
(4)	Includes non-compete agreement obtained in the acquisition of CSP (see Note 3) with a cost of $160,000 that is expected to be fully amortized in August 2016. Also includes non-compete agreement obtained in the acquisition of CTS (see Note 3) with an initial cost of $140,000 that is expected to be fully amortized in December 2016.

In 2012, some of these intangible assets were found to be impaired and their cost was reduced accordingly. See Note 4 and 25 for a discussion regarding these impairments.

Intangible assets as of December 31, 2011 consist of the following (all amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value
Developed technologies, including patents	$13,608	$3,640	$9,968
Trademarks and trade names	5,428	1	5,427
Purchased customer relationships	9,465	3,142	6,323
Customer backlog (1)	140	140	0
Non-compete agreements	300	11	289
	$28,941	$6,934	$22,007

(1)	Represents customer backlog obtained in the acquisition of CSP (see Note 3) with a cost of $140,000 that was fully amortized in December 2011.

Except for the trade name obtained in the acquisition of CTS, trademarks and trade names with a cost of $5.3 million have indefinite lives and therefore, they are not amortized. Trademarks can be renewed without substantial cost. If trademark and trade names are not renewed, then expected future cash flows associated with trademarks and trade names could be adversely affected.

Amortization of intangible assets was $1.9 million and $1.8 million for the years ended December 31, 2012 and 2011, respectively.

During 2012, we capitalized $3,000 and $292,000 of costs paid to third parties to create or defend trademarks and patents, respectively. During 2011, we capitalized $5,000 and $175,000 of costs paid to third parties to create or defend trademarks and patents, respectively. We expect the patent-related costs to be amortized over approximately 20 years.

We do not consider any intangible assets to have residual value.

The future amortization expense relating to finite-lived intangible assets for the next five years and beyond is estimated at December 31, 2012 to be (all amounts in thousands):

Year Ending December 31,
2013	$1,747
2014	1,776
2015	1,776
2016	1,764
2017	1,721
Thereafter	6,066
$14,850

10.	DEBT ISSUANCE COSTS

Debt issuance costs consist of unamortized costs paid to third parties to obtain senior debt, a line of credit and convertible notes that will be amortized to interest expense using the effective interest method through 2014. Amortization of capitalized debt issuance costs was $119,000 and $109,000 for the years ended December 31, 2012 and 2011, respectively.

The future amortization expense for each of the five succeeding years and beyond relating to current and noncurrent capitalized debt issuance costs is (all amounts in thousands):

Year Ending December 31,
2013 (1)	$136
2014	28
2015	0
2016	0
2017	0
$164

(1)	See Note 6 for the current portion of capitalized debt issuance costs of $136,000 expected to be amortized in 2013.

11.	ACCRUED EXPENSES

Accrued expenses consist of the following (all amounts in thousands):

	2012	2011
Payroll-related (1)	$1,817	$1,192
Interest	143	187
Professional fees	178	328
Related party payable – CTS acquisition (2)	0	36
Related party payable – Selway Capital, LLC (3)	32	0
Other	413	436
	$2,583	$2,179

(1)	Accrued payroll-related costs as of December 31, 2012 include $296,000 of accrued severance costs. See Note 12 for descriptions of the related severance agreements.

(2)	In conjunction with the acquisition of CTS, we agreed to assume CTS’ monthly lease and utility payments for building space that CTS leased from the seller. This building space is not utilized by us. We are required to pay these costs until the building is sold, but no later than December 2014. At the CTS acquisition date, we estimated these monthly payments to be approximately $3,000 per month and we estimate the building will be sold in December 2012, therefore we estimated the liability as of December 31, 2011 to be $36,000. That liability has been paid in full at December 31, 2012.

(3)	See Note 20 for a description of the agreement with Selway Capital, LLC.

12.	SEVERANCE AGREEMENTS

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

As a result of these agreements, severance costs totaling $807,000 were recognized during 2012, of which $296,000 remains payable as of December 31, 2012. Additionally, the modifications to the share-based awards described in this Note 12 resulted in a one-time, $76,000 adjustment of share-based compensation expense in 2012.

13.	LINES OF CREDIT

We have a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”). The amount we may borrow from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined, at our discretion, based on (i) the Prime Rate, plus a margin percentage that is based on financial performance (not to be less than 6% in total) or (ii) an adjusted LIBOR rate (subject to a 2% interest rate floor), plus a margin percentage that is based on financial performance. The line of credit’s interest rate at December 31, 2012 was 6.25%. The line of credit expires on December 19, 2013. This line of credit is subject to (i) the same restrictive covenants and (ii) the same collateral and guarantees as the senior debt Term Loan and the senior debt Real Estate Loan (see Note 14). At December 31, 2012 and 2011, there were no outstanding borrowings on this line of credit.

CTSAS has lines of credit with a combined maximum borrowing capacity of €1.3 million ($1.7 million as of December 31, 2012), under which there were no outstanding borrowings at December 31, 2012 or 2011. The lines’ interest rates are variable, based on the Euro Overnight Index Average and the 3-month Euro Interbank Offered Rate. The lines are collateralized by substantially all business assets of CTSAS. The lines have indefinite termination dates, but can be renegotiated periodically.

14.	NOTES PAYABLE

Outstanding notes payable consist of (all amounts in thousands):

	2012	2011
Senior Debt - Term Loan	$8,519	$10,807
Senior Debt - Real Estate Loan	1,804	1,929
Subordinated Term Loan	8,500	8,500
Total	18,823	21,236
Less: Unamortized debt issuance costs	(695)	(669)
Less: Current portion of notes payable, including current portion of unamortized debt discount	(9,734)	(1,592)
Notes payable, net of current portion	$8,394	$18,975

Debt issuance costs will be amortized to interest expense using the effective interest method over the life of the loan.

Senior Debt

CTI has two loans payable to TD Bank, NA (“TD Bank”); a Term Loan and a Real Estate Loan, that were originally entered into on December 19, 2008, and which were amended twice during 2012 to modify certain financial and non-financial covenants required by these loans.

The Term Loan is payable in monthly principal installments of $148,000 along with monthly interest payments as described below, plus a one-time principal payment of $6.7 million due at maturity in December 2013.

Interest payments on 60% of the Term Loan’s principal balance are hedged using a pay-fixed, receive-variable interest rate swap to reduce exposure to changes in cash payments caused by changes in interest rates on the Term Loan. See Note 18 for details on the interest rate swap. Interest on the 60% interest rate-swapped portion of the Term Loan is payable monthly and determined based on 1-month LIBOR, plus a margin percentage that is based on financial performance. The total interest rate on the swapped portion of the Term Loan was 6.53% at December 31, 2012 and 2011. Interest on the remaining 40% of the Term Loan is also payable monthly and is determined based on 1-month LIBOR (subject to a 2% interest rate floor) plus a margin percentage that is based on financial performance. At December 31, 2012, the total interest rate on the portion of the Term Loan that was not subject to an interest rate hedging relationship was 6.0%. The Term Loan is collateralized by all of the assets of CTI (except CTI’s equity interests in CTSAS, of which only 65% is collateral of the Term Loan) and is guaranteed by Cyalume. The Term Loan requires various restrictive financial and nonfinancial covenants, such as a maximum leverage ratio, debt service coverage ratio and limitations on capital expenditures and dividends, with which we are in compliance as of December 31, 2012.

The Real Estate Loan is payable in monthly principal installments of $10,000, along with monthly interest payments as described below, plus a one-time principal payment of $1.7 million due at maturity in December 2013.

Interest payments on the Real Estate Loan principal balance are hedged using a pay-fixed, receive-variable interest rate swap to reduce exposure to changes in cash payments caused by changes in interest rates on the Real Estate Loan. See Note 18 for details on the interest rate swap. Interest is payable monthly and is determined based on 1-month LIBOR plus a margin percentage that is based on financial performance. The Real Estate Loan’s total interest rate at December 31, 2012 was 6.42% and 2011. The Real Estate Loan is secured by a mortgage of the real property (land and building) located in West Springfield, MA, and is guaranteed by Cyalume. The Real Estate Loan requires various restrictive financial and nonfinancial covenants, such as a maximum leverage ratio, debt service coverage ratio and limitations on capital expenditures and dividends, with which we are in compliance as of December 31, 2012.

The TD Bank line of credit (see Note 13), the Term Loan and the Real Estate Loan are senior in payment priority to all other notes payable and lines of credit.

Subordinated Term Loan

On July 29, 2010 we issued a Subordinated Term Loan of $8.5 million to Granite Creek Partners Agent, LLC (“Granite Creek”) that matures March 19, 2014. Interest is payable monthly beginning September 1, 2010 at a rate of 11% per annum. No principal payments are required until maturity. We have the right to prepay the loan in whole or in part at any time without penalty. The Subordinated Term Loan ranks junior to all debt held by TD Bank, N.A. but senior to all other remaining long-term debt including existing and future subordinated debt. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan has been converted to our common stock. Our common stock’s closing market price on December 31, 2012 was $2.10 per share; therefore the loan’s if-converted value of approximately $5.6 million is less than their unpaid principal balance by $2.9 million as of December 31, 2012. We determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP.

Simultaneous with the issuance of the Subordinated Term Loan, we issued warrants to repay certain costs of obtaining the convertible notes. The warrants allow the holder to purchase 160,000 shares of common stock at $1.50 per share through July 19, 2018. In accordance with U.S. GAAP, we allocated a portion of the $8.5 million gross proceeds from the issuance of the loan to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants ($207,000) was recorded as a debt discount and an increase to additional paid-in capital on our consolidated balance sheet. The warrant’s fair value was increased by $94,000 in 2012 due to (i) a decrease in the exercise price of the warrants and (ii) an extension of the term of the warrant. The $301,000 debt discount is being amortized to interest expense using the effective interest method over the life of the convertible notes.

The carrying value of the Subordinated Term Loan is as follows (all amounts in thousands):

	2012	2011
Principal amount of loan	$8,500	$8,500
Less: unamortized debt discount	(622)	(635)
	$7,878	$7,865

Interest costs for the Subordinated Term Loan are as follows (all amounts in thousands):

	2012	2011
Contractual interest coupon rate	$951	$948
Amortization of related debt discount	308	225
Total interest recognized	$1,259	$1,173
Effective interest rate	16.0%	15.1%

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

Future Minimum Payments

As of December 31, 2012, future minimum payments due for notes payable for each of the five succeeding years and beyond are as follows (all amounts in thousands):

Year Ending December 31,
2013	$10,323
2014	8,500
2015	0
2016	0
2017	0
Thereafter	0
$18,823

Amortization of the debt discount was $368,000 and $294,000 for the years ended December 31, 2012 and 2011, respectively.

15.	RELATED PARTY TRANSACTIONS

Financing Arrangements with Related Parties

In December 2012, we entered into a $2,100,000 unsecured promissory note with JFC (see Note 3 for a description of JFC), which is an entity controlled by an employee of CSP who is an owner of a significant amount of our common shares and is one of our board members. The note accrues interest initially at the rate of 5% per annum; that interest rate increases by 1% per month beginning on January 1, 2014, up to a maximum rate of 11% (which increased rate is retroactive to the initial issuance date), and is payable in full on the earlier of June 30, 2014 or upon the refinancing of our existing indebtedness at that time (subject to the availability of at least $5,000,000 in available credit after such repayment).

In conjunction with the acquisition of CSP in August 2011 (see Note 3), we incurred a $750,000 line of credit payable to one of the sellers of CSP, who also became a stockholder of Cyalume and employee of CSP as a result of the acquisition. Additionally, the line of credit was secured by $750,000 of restricted cash that could be used by us for general business purposes. Repayment of the line of credit was subject to CSP achieving certain financial goals. The total principal and interest due on the line of credit totaled $755,000 at December 31, 2011. During 2012, CSP achieved these financial goals and the line of credit was repaid and the restricted cash was returned to the seller.

In conjunction with the acquisition of CTS in December 2011, we incurred a $250,000 note payable to one of the sellers of CTS, who also became a stockholder of Cyalume and employee of CTS as a result of the acquisition. See Note 3 for more information regarding this note, principal and accrued interest on which totaled approximately $250,000 as of December 31, 2011 and was repaid in 2012.

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

Other Related Party Transactions

CSP leases property in Bound Brook, New Jersey, from Brook Industrial Park, LLC, an entity that is controlled by an employee of CSP who is also an owner of a significant amount of our common shares and is one of our board members. See Note 20 for a description of this lease. This same related party and his wife collectively own 50% of China Development Group LLC. CSP has engaged China Development Group LLC to source a pharmaceutical product sold by CSP, and pays commissions to China Development Group LLC in compensation for such services. The amount of such commissions paid to China Development Group LLC in 2012 was approximately $310,125.

See Note 20 for a description of an agreement with a board member.

16.	CAPITAL LEASE OBLIGATIONS

During 2011, we entered into two leases that were accounted for as capital leases (see Note 7). As of December 31, 2012, future minimum lease payments under capital leases together with the present value of the net minimum lease payments were as follows (all amounts in thousands):

Year Ending December 31,
2013	$17
2014	17
2015	6
2016	0
2017	0
Thereafter	0
Total minimum lease payments	40
Less: amount representing interest	(4)
Present value of net minimum lease payments	$36

17.	INCOME TAXES

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2012	2011
Domestic	$(54,153)	$(2,623)
Foreign	966	2,585
	$(53,187)	$(38)

Benefit from income taxes consisted of the following (all amounts in thousands):

	Year Ended December 31,
	2012	2011
Current:
Federal	$0	$0
State	0	0
Foreign	388	902
Deferred:
Federal	(2,556)	(1,235)
State	(738)	31
Foreign	(63)	(63)
Benefit from income taxes	$(2,969)	$(365)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary sources of these differences relate to the carrying value of identified intangible assets, inventories, fixed assets, certain accruals and reserves.

Deferred income tax assets and liabilities consist of the following (all amounts in thousands):

	December 31, 2012		December 31, 2011
	Current	Non-current	Current	Non-current
Deferred tax assets:
Federal	$1,390	$8,256	$726	$6,777
State	563	786	511	200
Foreign	36	16	36	11
Less: valuation allowance (1)	(689)	(3,185)	0	(3,874)
	1,300	5,873	1,273	3,114
Deferred tax liabilities:
Federal	(469)	(7,311)	(658)	(7,694)
State	(122)	(1,886)	(171)	(1,986)
Foreign	(57)	(538)	(58)	(579)
	(648)	(9,735)	(887)	(10,259)
Deferred tax assets (liabilities)	$652	$(3,862)	$386	$(7,145)

(1)	During 2011, we reduced the valuation allowance from $4.1 million to $3.9 million due to the expected use of foreign tax credits in the near term.

Principal components of our net liability representing deferred income tax balances are as follows (all amounts in thousands):

	Year Ended December 31,
	2012	2011
Intangible assets	$(3,408)	$(6,760)
Property, plant and equipment	(752)	(837)
U.S. loss carryforwards and tax credits, net (1)	829	1,063
Subsidiary income (2)	(1,459)	(1,554)
Stock-based compensation expense	725	655
Reserves, accruals and other	805	588
Interest rate swaps	50	86
	$(3,210)	$(6,759)

(1)	We had federal net operating loss carryforwards amounting to $2.0 million and $2.4 million at December 31, 2012 and 2011, respectively. The net operating loss carryforward at December 31, 2012 expires in fiscal years 2025 through 2029. Internal Revenue Code Section 382 limits utilization of these losses to $3.2 million per year. It is possible that future changes in ownership could result in changes to the amounts allowed by IRC Section 382. State net operating loss carryforwards amounted to $1.0 million and $3.5 million as of December 31, 2012 and 2011, respectively.

(2)	A deferred tax liability has been recorded for income taxes which may become payable upon distribution of earnings of CTSAS, our French subsidiary. The estimated amount of tax that might be payable with regard to any distribution for foreign subsidiary earnings is reported net of foreign taxes paid, which are creditable against our domestic tax liability. We do not permanently reinvest our foreign subsidiary’s earnings. We continually evaluate our assertion; if our foreign business needs change, so may our assertion.

Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following (all amounts in thousands):

	Year Ended December 31,
	2012	2011
Provision for federal income taxes expected at 34% statutory rate	$(18,083)	$(13)
Increase (reduction) resulting from:
Tax on global activities	38	(29)
State income taxes, less federal income tax benefit	(518)	15
Change in valuation account	0	(188)
Goodwill impairment loss	15,615	0
Prior year true up	(33)	(141)
Other	12	(9)
Benefit from income taxes	$(2,969)	$(365)

18.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives held by us as of December 31, 2012 consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contracts	Derivatives liability (current liabilities)	$(14)
Interest rate swaps	Derivatives liability (current liabilities)	(155)

Derivatives held by us as of December 31, 2011 consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contracts	Prepaid expenses and other current assets	$4
Interest rate swaps	Derivatives liability (noncurrent liabilities)	(273)

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009, and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other income, net on our consolidated statements of comprehensive income (loss). We held one such currency forward contract at December 31, 2012 and one such currency forward contract at December 31, 2011. See Note 25 for a description of how we estimate the fair value of these contracts.

Interest Rate Swaps

In December 2008, we entered into two pay-fixed, receive-variable, interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on the Term Loan and the Real Estate Loan. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in comprehensive income (loss). See Note 21 for a description of changes in accumulated other comprehensive income (loss) due to derivatives and hedging activities. Such changes were due to unrealized gains and losses on the interest rate swaps. These unrealized gains and losses must be reclassified in whole or in part into earnings if, and when, a comparison of the swap(s) and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. We expect these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship, which ends upon maturity of the Term Loan and Real Estate Loan, and therefore we do not expect to reclassify any portion of these unrealized losses from accumulated other comprehensive loss to earnings in the future. See Note 25 for a description of how we estimate the fair value of these swaps.

Effect of Derivatives on Statement of Comprehensive Income (Loss)

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our consolidated statement of comprehensive income (loss) for year ended December 31, 2012 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedges:
Interest rate swaps, net of taxes of $(45)	$73	$0	$0
Derivatives not designated as hedging instruments:
Currency forward contracts	$0	$0	$(18)

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during 2012.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during 2012.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other income, net during 2012.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our consolidated statement of comprehensive income (loss) for year ended December 31, 2011 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedges:
Interest rate swaps, net of taxes of $(23)	$41	$0	$0
Derivatives not designated as hedging instruments:
Currency forward contracts	$0	$0	$32

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during 2011.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during 2011.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other income, net during 2011.

19.	ASSET RETIREMENT OBLIGATION

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

The following is a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation for the years ended December 31, 2012 and 2011 (all amounts in thousands):

	Year Ended December 31,
	2012		2011
Balance, beginning	$175		$166
Accretion expense	9		9
Balance, ending	$184	(1)	$175

(1)	The difference between the $184,000 liability as of December 31, 2012 and the estimated undiscounted future payments of $720,000 is estimated inflation between December 31, 2012 and December 19, 2038.

Accretion expense on the asset retirement obligation is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

20.	COMMITMENTS AND CONTINGENCIES

Contingent Consideration

See Note 3 for a description of contingent consideration liabilities resulting from our 2011 acquisitions of CSP and CTS. See Note 25 for an estimate of the fair values of those liabilities and a description of how we estimate those fair values.

In December 2012, the contingent consideration liability resulting from the acquisition of CSP was extinguished via the issuance of 2,450,000 shares of our common stock to JFC (see Note 3 for a description of JFC) and the issuance of a $2,100,000 note payable to JFC (see Note 15). We have the right to repurchase any or all of the shares during the month of January 2014, by providing notice to JFC of our exercise of that right on or before January 10, 2014. In addition, up to 350,000 of the shares are subject to potential forfeiture if the volume-weighted-average trading price of our common stock during the month of December 2013 (the “December Closing Price”) is greater than $2.25, and we may be required to issue up to 350,000 additional shares of common stock to JFC if the December Closing Price is less than $2.00. We assessed the fair value as of December 31, 2012 of this potential obligation to issue additional shares. The fair value was not material and therefore no obligation has been recorded as of December 31, 2012.

Operating Leases

We lease certain equipment, automobiles and other assets under cancelable and non-cancelable operating leases. Expenses associated with these leases totaled $439,000 and $171,000 in 2012 and 2011, respectively.

Included in these leases is a market-based, related-party lease which CSP assumed in conjunction with the business combination discussed in Note 3. CSP entered into the lease with an entity controlled by one of our stockholders for industrial-use property located in Bound Brook, New Jersey, U.S.A. The lease ends on August 31, 2016, with extension options available, and requires lease payments of $24,000 per month from September 1, 2011 through August 31, 2013; thereafter, the monthly lease payments will be adjusted to reflect the changes of average cost per square foot as reported by Newmark Knight and Frank in their 2nd Quarter New Jersey Industrial Market Report, Average Asking Rate for Somerset County.

Future minimum lease payments under non-cancelable lease obligations at December 31, 2012 are as follows (all amounts in thousands):

Year Ending December 31,
2013 (1)	$461
2014	437
2015	413
2016	303
2017	118
Thereafter	20
$1,752

(1)	Includes the estimated related-party lease payments of the $36,000 described in Note 11.

Legal

Civil Action No. 06-706 in Superior Court of the Commonwealth of Massachusetts

On January 23, 2006, before we owned CTI, the former owners of CTI (from whom we purchased CTI) (the “Former Owners”) acquired all of the outstanding capital stock of Omniglow Corporation (the “Transaction”) and changed the name of the company to Cyalume Technologies, Inc. Prior to, or substantially simultaneously with, the Transaction, CTI sold certain assets and liabilities related to Omniglow Corporation’s novelty and retail business to certain former Omniglow Corporation stockholders and management (“the Omniglow Buyers”). This was done because CTI sought to retain only the Omniglow Corporation assets and current liabilities associated with its government, military and safety business. During 2006, CTI and the Omniglow Buyers commenced litigation and arbitration proceedings against one another. Claims include breaches of a lease and breaches of various other agreements between CTI and the Omniglow Buyers. These proceedings are known as Civil Action No. 06-706 in Superior Court of the Commonwealth of Massachusetts (the “Court”).

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

On July 12, 2012, the Court issued an Amended Final Judgment and, on September 20, 2012, a Final Judgment. There were no changes to the previously described damage awards. In response, on October 17, 2012, we filed our Notice of Appeal, which was docketed in the Court. On February 15, 2013, the Appellate Court clerk docketed the appeal. Our appeal contains a number of bases for overturning the awards.

Although we have appealed the final judgment, we have recorded a contingent legal obligation in the full amount of the final ruling (approximately $3.8 million) on our consolidated balance sheet as of December 31, 2012. Since the Former Owners (i) retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (ii) are related parties under U.S. GAAP due to their ownership interest in us and their membership on our board of directors, we have recorded approximately $3.97 million, which includes the $3.8 million contingent legal obligation and other costs we have incurred while litigating Civil Action No. 06-706, as due from related party on our consolidated balance sheet as of December 31, 2012. We believe that the related party receivable is collectible.

Complaint Regarding Failure to Deliver Warrants

On February 27, 2012, Raviv Shefet filed a complaint (Docket No. 3:12-cv-30040) in the Springfield, Massachusetts Federal District Court, alleging that we failed to deliver common stock warrants to Shefet on a timely basis for services rendered by Shefet prior to April 2008. On July 2, 2012, we executed a settlement agreement for this matter with Mr. Shefet, under which Mr. Shefet has received 22,500 shares of common stock plus cash of $62,079. A liability of $33,075 is included in accrued expenses on our December 31, 2012 consolidated balance sheet for this matter.

Demand for Arbitration by (Former) Employee

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with Combat Training Solutions, Inc. (“CTS”) and Antonio Colon, the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS in return for consideration that included contingent consideration ranging from $0 to $5.75 million, which is based on CTS’ financial performance during the period of January 1, 2012 through December 31, 2013.

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

The Company and CTI consider the allegations in the Demand for Arbitration by Mr. Colon to be without merit and, in addition, the position of the Company and CTI is that Mr. Colon was not constructively terminated.

On August 17, 2012, Mr. Colon filed a Complaint in Federal Court and on September 11, 2012, he filed to have the arbitration withdrawn. In addition, on September 11, 2012, Mr. Colon chose to cease working for us.

CTI filed a Motion to Dismiss the Complaint in Federal Court and to compel the controversy to arbitration before the American Arbitration Association. The District Court for the District of Delaware held a hearing on January 23, 2013, at which it dismissed the Complaint in Federal Court without prejudice and indicated that the arbitration should proceed. This matter is now proceeding in arbitration, including various counterclaims against Mr. Colon.

Agreement with Board Member

On October 1, 2009, we entered into an agreement with Selway Capital, LLC (“Selway”) that provides for (but is not limited to) the following services to be performed by Selway on our behalf:

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

The agreement stipulates that these services would be performed by Yaron Eitan, an employee of Selway and a member of our Board of Directors, with assistance, as needed, from other employees of Selway. The agreement, which expired on October 1, 2012, was extended through December 31, 2013. Under the agreement, we indemnify Selway and Selway indemnifies us against certain losses that could be incurred while carrying out its obligations under the agreement. Per the amendment to extend the agreement, Selway’s compensation for these services is $21,000 per month. We also reimburse Selway for costs incurred specifically on our behalf for these services.

21.	STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors. No preferred stock was issued or outstanding as of December 31, 2012 or 2011.

Common Stock

We are authorized to issue 50,000,000 shares of common stock. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Other Equity Instruments

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity as increases to additional paid-in capital. These warrants were reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contract limits the number of shares to be delivered in a net-share settlement and (iii) we have sufficient unissued common shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to merit classification as equity. As of December 31, 2011, we had 3,254,256 common stock purchase warrants (“warrants”) outstanding that were not related to stock-based compensation, of which 2,975,506 were sold in a public offering, 160,000 were issued in 2010 in conjunction with the Subordinated Term Loan (see Note 14) and 118,750 were sold to a third party. Also outstanding at December 31, 2011 was an option to purchase up to a total of 731,250 units. Each unit consisted of one share of common stock and one common stock purchase warrant. All of these instruments were recorded as equity transactions. During 2012, all of these warrants and options, except for the 160,000 warrants issued in conjunction with the Subordinated Term Loan, expired unexercised.

Public Offering Warrants

On May 1, 2007 we sold 7,312,500 units in our initial public offering for $58.5 million, or $8.00 per unit. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00 per share.

In 2011, 1,056,500 of these warrants were exercised on a cashless basis in exchange for 6,060 common shares.

All 2,975,506 of these warrants that were still unexercised and outstanding as of December 31, 2011 expired on April 25, 2012.

Warrants Sold to a Third Party

On October 15, 2008, we sold 118,750 common stock purchase warrants and 593,750 shares of common stock for a combined price of $4.8 million. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00 per share. These warrants expired on April 25, 2012.

Options to Purchase Units

In connection with our initial public offering on April 25, 2007, we sold to the representative of the underwriter an option to purchase up to a total of 731,250 units for $100. Each unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.50 per share. This option was exercisable at $8.80 per unit. This option expired on April 25, 2012.

Share-Based Compensation

On March 3, 2009, our Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “Plan”). The Plan was approved during our Annual Meeting of Stockholders on June 18, 2009. The purpose of the Plan is to benefit stockholders by assisting us in attracting, retaining and providing incentives to key management employees and non-employee directors of, and non-employee consultants to, Cyalume Technologies Holdings, Inc. and its subsidiaries, and to align the interests of such employees, non-employee directors and non-employee consultants with those of stockholders. Accordingly, the Plan provides for the granting of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided herein. Under the Plan, we are authorized to issue up to 2.0 million shares of common stock, increased by the Board of Directors to 2.65 million in December 2012, subject to approval by the stockholders at the 2013 Annual Meeting of Stockholders. As of December 31, 2012, 805,582 shares were available for future awards under the Plan. Awards under the Plan can impose various service periods and other terms upon the awardee; however, the maximum term of options or similar instruments granted under the Plan is ten years.

Share-based awards are also issued that are not under the Plan. In September 2012, we awarded options to purchase our common stock to our Chief Operating Officer as part of his employment compensation. These options were not awarded under the Plan. Also in September 2012, we awarded options to purchase our common stock to East Shore Ventures, LLC as part of compensation for Chief Executive Officer services provided by East Shore Ventures, LLC’s owner and employee. These options were also not awarded under the Plan. Because East Shore Ventures, LLC is not considered to be an employee under U.S. GAAP rules for accounting for share-based payments, we must estimate the fair value of these options every reporting period and adjust the related compensation cost accordingly. These two awards are included in the disclosures in this Note 21 in the section titled “Stock Option and Warrant Awards”.

During the years ended December 31, 2012 and 2011, total expense recorded for share-based compensation was $503,000 and $1.2 million, respectively. The following presents how share-based expenses are included in our consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2012		2011
Cost of revenues	$12		$100
Sales and marketing	(12)		168
General and administrative	387		721
Research and development	116		218
	$503	(1)	$1,207	(2)

(1)	The related recognized tax benefit in our consolidated statement of comprehensive income (loss) is $41,000.
(2)	The related recognized tax benefit in our consolidated statement of comprehensive income (loss) is $307,000.

We do not currently possess any treasury shares, therefore any issuance of stock for any share-based compensation award is expected to be from new shares.

Stock Option and Warrant Awards

We use a Black-Scholes pricing model to value all stock options and warrants awarded as share-based compensation. We estimated the expected term of the options and warrants awarded under share-based compensation arrangements individually based on the estimated term of the award, the exercise price of the award, the estimated risk-free interest rate over the award’s estimated term, estimated annual dividend yield, and the estimated volatility of the price of our common stock over the award’s estimated term. Our risk-free interest rate assumptions are based on U.S. Treasury securities issued with maturities similar to the expected terms of the awards. In September 2012, we began estimating the future volatility of the price of our common stock using historical daily prices of our common stock; before September 2012, since we did not believe our common stock had sufficient trading history to estimate future price volatility, we estimated that volatility using historical data of another public company operating in our industry. The fair value of each award is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for awards to employees and non-employees:

	2012	2011
Expected term (years)	5.0 – 6.5	10
Risk-free interest rate	.73 – 1.43%	2.23 – 3.12%
Estimated dividend yield	None	None
Volatility	26.45 – 128.16%	29.92 – 30.16%
Discount for post-vesting restrictions	None	None

Stock options and warrants awarded as of December 31, 2012 will generally vest in zero to 5 years. Options awarded to executive officers and other management typically are earned based on meeting Board-determined or CEO-determined performance goals unique to each award recipient and require continued employment over the vesting period. Options awarded to members of the Board of Directors typically vest on the grant date. Options and warrants awarded typically expire 10 years after the grant date.

Stock option and warrant activity related to share-based compensation is summarized as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,144	$3.75
Granted (1)	140	4.24
Exercised (2)	(2)	3.65
Forfeited	(11)	3.65
Expired	(105)	7.78
Outstanding at December 31, 2011	1,166	3.44
Granted (3)	1,708	1.60
Exercised (4)	(5)	3.65
Forfeited	(24)	3.71
Expired	(3)	3.80
Outstanding at December 31, 2012	2,842	2.33
Exercisable at December 31, 2012	1,157	$3.35

(1)	The weighted-average grant-date fair value of awards granted was $1.92.
(2)	The intrinsic value of awards exercised was $2,000. These options were exercised on a cashless basis, therefore no cash was received at exercise. The tax benefit realized from this exercise was insignificant.
(3)	The weighted-average grant-date fair value of awards granted was $1.33.
(4)	The intrinsic value of awards exercised was $1,000. These options were exercised on a cashless basis, therefore no cash was received at exercise. The tax benefit realized from this exercise was insignificant.

The following table summarizes information about stock options and warrants related to stock-based compensation that (i) are not subject to performance conditions and (ii) are vested or are expected to vest as of December 31, 2012:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted			Weighted
		Number		Remaining	Average	Number		Average
Range of		Outstanding		Contractual	Exercise	Exercisable		Exercise
Exercise Prices		(in thousands)		Term (Years)	Price	(in thousands)		Price
$0.00	$2.00	1,758		9.09	$1.55	160		$2.00
2.01	4.00	891		7.06	3.38	838		3.35
4.01	6.00	193		7.50	4.65	159		4.67
		2,842	(1)	8.34	$2.33	1,157	(2)	$3.35

(1)	The aggregate intrinsic value of these stock options and warrants is $975,000 as of December 31, 2012.
(2)	The aggregate intrinsic value of these stock options and warrants is $16,000 as of December 31, 2012. The weighted-average remaining contractual term for these options is 6.46 years as of December 31, 2012.

As of December 31, 2012, there was $2,968,000 of unrecognized compensation cost related to nonvested option awards which is expected to be recognized over a weighted-average period of 4.33 years.

Stock Awards

We value stock awards at the closing market price of the underlying shares on the trading day previous to the grant date, adjusted for expected forfeitures.

Nonvested restricted common stock related to stock-based compensation is summarized as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	324	$3.61
Granted	131	4.00
Vested (1)	(174)	3.48
Forfeited	(4)	3.25
Outstanding at December 31, 2011	277	3.88
Granted	29	2.66
Vested (2)	(129)	3.53
Forfeited	(141)	3.98
Outstanding at December 31, 2012	36 (3)	$3.76

(1)	The total fair value of restricted common stock awards that vested during 2011 was $696,000.
(2)	The total fair value of restricted common stock awards that vested during 2012 was $364,000.
(3)	These stock awards will vest upon fulfilling service conditions only.

As of December 31, 2012, there was $52,000 of unrecognized compensation cost related to nonvested stock awards which is expected to be recognized over a weighted-average period of 0.81 years.

Accumulated Other Comprehensive Loss

The ending accumulated balances for each item in accumulated other comprehensive loss are as follows (all amounts in thousands):

	Year Ended December 31,
	2012	2011
Foreign currency translation loss	$(418)	$(526)
Unrealized gain on cash flow hedges, net of taxes	(97)	(170)
	$(515)	$(696)

Changes in accumulated other comprehensive loss due to derivative instruments and hedging activities are as follows (all amounts in thousands):

Balance, December 31, 2010	$(211)
Unrealized loss on interest rate swaps, net of taxes of $(23)	41
Balance, December 31, 2011	(170)
Unrealized gain on cash flow hedges, net of taxes of $(45)	73
Balance, December 31, 2012	$(97)

Changes in accumulated other comprehensive loss due to currency translation adjustments (all amounts in thousands):

Balance, December 31, 2010	$(459)
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	(67)
Balance, December 31, 2011	(526)
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	108
Balance, December 31, 2012	$(418)

22.	EMPLOYEE BENEFIT PLANS

The CTI Employee Savings and Retirement Plan (the “ESRP”), is intended to be qualified under Section 401(k) of the Internal Revenue Code. Employees of CTI, CTS and CSP who have reached the age of 18 are eligible for participation on the first entry date after three months of service. Entry dates are the first day of January, April, July and October. Employees may defer receiving compensation up to the maximum amount permitted under the Internal Revenue Code. Matching contributions to the ESRP equal (i) 3% of employee compensation plus (ii) 50% of the next 2% of employee compensation. For the years ended December 31, 2012 and 2011, employer matching contributions were $242,000 and $224,000, respectively.

French law requires companies within France (such as CTSAS) to pay its workers a benefit, based on various factors, when an employee becomes 65 years old.  We have estimated the present value of such a liability for employees at CTSAS and have determined that this potential obligation is not material and therefore a liability for this potential obligation has not been recorded as of December 31, 2012 or 2011.

23.	OTHER INCOME, NET

In 2011, we received approximately $470,000 from various companies for research and development work performed by us. Amounts received in 2012 were not significant.

24.	CONCENTRATIONS

Sales Concentrations

In 2012, 40% of our revenue was received from two customers. In 2011, 66% of our revenue was received from four customers.

Geographic Concentrations

We sell to customers located in the United States of America and in international markets. Revenues to customers outside the United States represent 28% and 39% of net revenues for the years ended December 31, 2012 and 2011, respectively. Revenues from customers in the United Kingdom represented 9% of our 2012 revenues.

CTSAS’ operations are our only operations outside the United States of America. CTSAS’ net assets were $6,278,000 and $6,093,000 as of December 31, 2012 and 2011, respectively.

Concentrations of Credit Risk Arising from Financial Instruments

As of December 31, 2012, three customers combined represented 39% of gross accounts receivable and no other customer owed more than 10% of gross accounts receivable. As of December 31, 2011, four customers combined represented 50% of gross accounts receivable and no other customer owed more than 10% of gross accounts receivable. All but $112,000 of these accounts receivable were collected in full in the first quarter of 2012.

We maintain cash in several different financial institutions in amounts that typically exceed U.S. federally insured limits and in financial institutions in international jurisdictions where insurance is not provided. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk. All cash maintained in U.S. non-interest bearing cash accounts were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage reverted to $250,000 per depositor at each financial institution and the non-interest bearing cash balances may again exceed federally-insured limits. As of December 31, 2012, cash in non-U.S. bank accounts that were not insured by a federal government totaled $417,000.

25.	FAIR VALUES OF ASSETS AND LIABILITIES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2012:

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps (see Note 18) (1)	0	$(155)	0	$(155)
Currency forward contracts (see Note 18) (2)	0	(14)	0	(14)
Contingent consideration (see Note 3) (3)	0	0	$0	0
	$0	$(169)	$0	$(169)

(1)	The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date (an income approach).

(2)	The fair value of these contracts is determined by multiplying the notional amount of the contract by the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the foreign exchange rate as of the date the contract is valued (the balance sheet date). Because the contracts typically have a short duration, the value is not discounted using a present value technique (an income approach).

(3)	The contingent consideration liabilities’ fair value is determined by calculating the present value of the estimated liability that is expected to be paid in the future (an income approach). We estimated the undiscounted liability we expect to pay in the future by developing various hypothetical scenarios in which the consideration could be earned and weighting those scenarios based on our expectations that those scenarios will actually occur.

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2011:

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps (see Note 18)	0	$(273)	0	$(273)
Currency forward contracts (see Note 18)	0	4	0	4
Contingent consideration (see Note 3)	0	0	$3,699	3,699
	$0	$(269)	$3,699	$3,430

The table below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31 2012 and 2011:

	Year Ended December 31,
	2012	2011
Contingent consideration:
Balance at the beginning of period	$(3,699)	$0
Initial recognition of the liabilities	0	(3,640)
Unrealized gains (losses) in earnings	(3,380)	(59)
Finalization of the fair value determination of contingent consideration in the CTS acquisition (see Note 8)	(166)	0
Payment of contingent consideration from the CSP acquisition (see Note 20)	7,245	0
Balance at the end of period	$0	$(3,699)

We have other financial instruments, such as cash, accounts receivable, due from related party, accounts payable, notes payable and line of credit. We believe the carrying amounts of those assets and liabilities approximate their fair value since we have estimated those carrying amounts to approximate the exit price we would receive to sell these assets or pay to transfer these liabilities to a market participant. See Note 2 for a discussion of our accounting policy regarding fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the year ended December 31, 2012, the following assets, all of which are Level 3 assets, were identified as impaired and were adjusted to their fair values (in thousands of dollars) (see also Note 4):

	Cyalume Reporting Unit (1)	Loss Recognized	Fair Value
Goodwill (2)	Chemical Light	$46,230	$5,014
Goodwill (2)	Training	858	351
Patents (3)	Training	172	210
Trade name (4)	Training	29	30
Non-compete agreements (5)	Training	80	40
Certain equipment (6)	Chemical Light	273	0

(1)	We are managed as one operating segment with four reporting units: Chemical Light (the operations of CTI and CTSAS), Training (the operations of CTS), Specialty Products (the operations of CSP) and Other (the operations of CRI and the parent company Cyalume Technologies Holdings, Inc.). Specialty Products’ goodwill was not considered to be impaired and our Other reporting unit does not have a goodwill asset.

(2)	The fair value of the impaired goodwill asset was determined calculating the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities and utilized present value techniques utilizing each reporting unit’s forecasted after-tax cash flows.

(3)	The fair value of the impaired patent asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the patents, net of estimated income taxes (an income approach).

(4)	The fair value of the impaired trademarks and trade names asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the trademarks and trade names, net of estimated income taxes (an income approach).

(5)	The fair value of the impaired non-compete agreement asset was determined using the “comparative business valuation” method, which compares the present value of two streams of the reporting unit’s estimated future cash flows; one stream assuming the non-compete agreements are in place and the other stream assuming the agreements are not in place (an income approach).

(6)	The fair value of the impaired equipment was determined estimating the present value of cash flows expected to result from the use and disposition of the equipment (an income approach).

26.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Year Ended December 31,
	2012	2011
Interest	$1,762	$1,857
Income taxes	554	1,682

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Year Ended December 31,
	2012	2011
Issued 712,771 shares of our common stock to effect the acquisition of CSP	$0	$2,500
Issued 133,584 shares of our common stock to effect the acquisition of CTS	0	500
Issued note payable to effect the acquisition of CTS	0	500
Issued 483,046 shares of our common stock to repay note payable and accrued interest thereon	0	2,212
Issued 253,288 shares of our common stock to repay related party notes payable to three stockholders and accrued interest thereon	0	1,160
Fixed assets acquired through capital lease obligations	0	77
Adjustment to the fair value of warrants issued in conjunction with issuance of subordinated term loan	94	7
Adjustment to goodwill acquired and contingent consideration incurred in the acquisition of CTS due to the finalization of the fair value of the contingent consideration	166	0
Adjustment to goodwill acquired and deferred tax liability incurred in the acquisition of CTS due to the finalization of the fair value of the business combination	64	0
Adjustment to CTS goodwill due to the current period reduction of its deferred tax liability associated with the current period impairment of identified intangible assets	183	0
Issuance of 2,450,000 shares of our common stock to repay the contingent consideration liability resulting from the acquisition of CSP	5,145	0
Issuance of a $2,100,000 note payable to repay the contingent consideration liability resulting from the acquisition of CSP	2,100	0
Issuance of 22,500 shares of our common stock to settle litigation claim	56	0
260 shares issued for cashless option exercise	0	0

Cyalume Technologies Holdings, Inc.

Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts (Describe)		Deductions (Describe)		Balance at End of Period
Year ended December 31, 2011
Allowance for Doubtful Accounts	62	140	10	(3)	(6	)(2)	206
Deferred Tax Asset Valuation Allowance	4,062	(188)	—		—		3,874
Year ended December 31, 2012
Allowance for Doubtful Accounts	206	(1)	—		(50	)(1)	155
Deferred Tax Asset Valuation Allowance	3,874	—	—		—		3,874

(1)	Write-offs ($49,000) and recoveries of reserved receivables ($1,000)
(2)	Currency translation
(3)	Acquisition-date adjustment of estimated uncollectable accounts receivable of CTS.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: March 19, 2013	By:	/s/ Zivi Nedivi
Zivi Nedivi, President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

President, Chief Executive Officer
/s/ Zivi Nedivi	(Principal Executive Officer) and Director	March 19, 2013
Zivi Nedivi

Chief Financial Officer
/s/ Michael Bielonko	(Principal Financial Officer and Principal Accounting Officer)	March 19, 2013
Michael Bielonko

/s/ Winston Churchill	Director and Chairman	March 19, 2013
Winston Churchill

/s/ Yaron Eitan	Director and Vice Chairman	March 19, 2013
Yaron Eitan

/s/ James Valentine	Director	March 19, 2013
James Valentine

/s/ Andrew Intrater	Director	March 19, 2013
Andrew Intrater

/s/ Jason Epstein	Director	March 19, 2013
Jason Epstein

/s/ John Meyer, Jr.	Director	March 19 , 2013
John Meyer, Jr.

S-2

Name	Title	Date

/s/ Thomas G. Rebar	Director	March 19, 2013
Thomas G. Rebar

/s/ Alain Dobkin	Director	March 19, 2013
Alain Dobkin

/s/ James Schleck	Director	March 19, 2013
James Schleck

S-3