Form 10-Q
period 2013-03-31
Cyalume Technologies Holdings, Inc.
filed 2013-05-07
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 2013, there were outstanding 20,738,260 shares of the registrant’s Common Stock, par value $.001 per share.

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Current assets:
Cash	$981	$2,695
Accounts receivable, net of allowance for doubtful accounts of $45 and $155, respectively	4,488	3,875
Inventories, net	9,897	9,597
Income taxes refundable	203	173
Deferred income taxes	652	652
Prepaid expenses and other current assets	522	558
Total current assets	16,743	17,550

Property, plant and equipment, net	8,827	9,177
Goodwill	8,160	8,160
Other intangible assets, net	19,743	20,190
Due from related party	4,060	3,972
Other noncurrent assets	0	28
Total assets	$57,533	$59,077

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$400	$0
Current portion of notes payable	17,795	9,734
Accounts payable	2,954	2,934
Accrued expenses	1,746	2,583
Current portion of capital lease obligation	14	14
Derivatives liability	116	169
Total current liabilities	23,025	15,434

Notes payable, net of current portion	0	8,394
Note payable due to related parties	2,100	2,100
Deferred income taxes	3,568	3,862
Asset retirement obligation	187	184
Capital lease obligation, net of current portion	18	22
Contingent legal obligation	3,851	3,806
Total liabilities	32,749	33,802

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,738,260 issued and outstanding	21	21
Additional paid-in capital	106,224	105,990
Accumulated deficit	(80,791)	(80,221)
Accumulated other comprehensive loss	(670)	(515)
Total stockholders’ equity	24,784	25,275
Total liabilities and stockholders' equity	$57,533	$59,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except shares and per share information)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2013	2012
Revenues	$8,086	$7,994
Cost of revenues	4,262	4,365
Gross profit	3,824	3,629

Other expenses (income):
Sales and marketing	1,107	1,242
General and administrative	2,077	1,950
Research and development	463	606
Interest expense, net	580	545
Interest expense – related party	26	10
Amortization of intangible assets	437	477
Change in fair value of contingent consideration	0	317
Other (income) expenses, net	(37)	4
Total other expenses	4,653	5,151

Loss before income taxes	(829)	(1,522)
Benefit from income taxes	(259)	(533)
Net loss	(570)	(989)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(180)	183
Unrealized gain on cash flow hedges, net of taxes of $(14) and $(7), respectively	25	9
Other comprehensive income (loss)	(155)	192
Comprehensive loss	$(725)	$(797)

Net loss per common share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

Weighted average shares used to compute net loss per common share:
Basic	20,708,531	18,172,694
Diluted	20,708,531	18,172,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except shares)

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2012	20,738,260	$21	$105,990	$(80,221)	$(515)	$25,275
Share-based compensation	0	0	234	0	0	234
Net loss	0	0	0	(570)	0	(570)
Other comprehensive loss	0	0	0	0	(155)	(155)
Balance at March 31, 2013	20,738,260	$21	$106,224	$(80,791)	$(670)	$24,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(570)	$(989)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	339	341
Amortization	613	847
Provision for (recoveries from) bad debts	(109)	0
Benefit from deferred income taxes	(289)	(597)
Share-based compensation expense	234	261
Change in fair value of contingent consideration	0	317
Other non-cash expenses	(12)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(526)	(382)
Inventories	(352)	(889)
Prepaid expenses and other current assets	31	(33)
Restricted cash	0	25
Accounts payable and accrued liabilities	(836)	1,727
Income taxes refundable	(34)	(157)
Net cash (used in) provided by operating activities	(1,511)	469

Cash flows from investing activities:
Purchases of long-lived assets	(69)	(319)
Net cash used in investing activities	(69)	(319)

Cash flows from financing activities:
Net proceeds from line of credit	400	0
Repayment of notes payable	(476)	(476)
Repayment of related party note payable	0	(250)
Principal payments on capital lease obligations	(4)	(7)
Payments to reacquire and retire common stock	0	(100)
Payment of debt issuance costs	0	(70)
Net cash used in financing activities	(80)	(903)

Effect of exchange rate changes on cash	(54)	51
Net decrease in cash	(1,714)	(702)
Cash, beginning of period	2,695	2,951
Cash, end of period	$981	$2,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at March 31, 2013, including the estimates inherent in the process of preparing financial statements.

We believe all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in these interim condensed consolidated financial statements. Operating results for the three-month periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. We suggest that these unaudited interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There are no recently-issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$5,636	$6,255
Work-in-process	2,491	1,530
Finished goods	1,770	1,812
	$9,897	$9,597

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative assets and liabilities as of March 31, 2013 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contract	Prepaid expenses and other current assets (current assets)	$1
Interest rate swaps	Derivatives liability (current liabilities)	(116)

The derivative liabilities as of December 31, 2012 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contract	Derivatives liability (current liabilities)	$(14)
Interest rate swaps	Derivatives liability (current liabilities)	(155)

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009, and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other (income) expenses, net on our condensed consolidated statement of comprehensive income (loss). At March 31, 2013, we held one such currency forward contract. See Note 10 for a description of how we estimate the fair value of these contracts.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Effect of Derivatives on Statement of Comprehensive Income (Loss)

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2013 was as follows (all amounts in thousands):

	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(14)	$25	$0	$0
Derivatives not designated as hedging instruments:
Forward currency contracts	$0	$0	$15

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the three months ended March 31, 2013.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended March 31, 2013.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net in the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2013.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2012 was as follows (all amounts in thousands):

	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(7)	$9	$0	$0
Derivatives not designated as hedging instruments:
Forward currency contracts	$0	$0	$(5)

(1)	Amount recognized in accumulated other comprehensive income (loss) (AOCL) (effective portion and net of taxes) during the three months ended March 31, 2012.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended March 31, 2012.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net in the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2012.

6.	INCOME TAXES

The effective tax rate of 31% for the three months ended March 31, 2013 and the effective tax rate of 35% for the three months ended March 31, 2012 did not differ significantly from the federal statutory rate of 34%.

Despite having a net loss for the three months ended March 31, 2013, we believe our net deferred tax assets are realizable due to forecasted taxable income.

7.	RELATED PARTY TRANSACTION

Lease Agreement, Note Payable and Commission Agreement with our Board Member and Employee

CSP leases industrial-use property in Bound Brook, New Jersey, U.S.A. from Brook Industrial Park, LLC, an entity that is controlled by an employee of CSP who is also an owner of a significant amount of our common shares and is one of our board members. The lease ends on August 31, 2016, with extension options available, and requires lease payments of $24,000 per month from September 1, 2011 through August 31, 2013; thereafter, the monthly lease payments will be adjusted to reflect the changes of average cost per square foot as reported by Newmark Knight and Frank in their 2nd Quarter New Jersey Industrial Market Report, Average Asking Rate for Somerset County.

This same related party controls JFC. In December 2012, we entered into a $2.1 million unsecured promissory note with JFC. The note accrues interest initially at the rate of 5% per annum; that interest rate increases by 1% per month beginning on January 1, 2014, up to a maximum rate of 11% (which increased rate is retroactive to the initial issuance date), and is payable in full on the earlier of June 30, 2014 or upon the refinancing of our existing indebtedness at that time (subject to the availability of at least $5.0 million in available credit after such repayment). Interest on this note totaled $26,000 in the three months ended March 31, 2013. No principal or interest payments have been made on this note.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Management Agreement with our Board Member

On October 1, 2009, we entered into an agreement with Selway Capital, LLC (“Selway”) that provides for (but is not limited to) the following services to be performed by Selway on our behalf:

•	Strategic development and implementation as well as consultation to our chief executive officer on a regular basis as per his reasonable requests;
•	Identify strategic partners with companies with which Selway has relationships and access. In this connection, Selway will focus on building partnerships with companies in Israel, Singapore, India and Europe. The focus will be on the expansion of our munitions business;
•	Advise and support us on our investor relations strategy;
•	Advise and support our future fund raising, including identifying sources of capital in the United States; and
•	Support our mergers and acquisitions strategy and play an active role in our due diligence and analysis.

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

8.	NET LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of (i) shares issuable upon the exercise of warrants and options (using the “treasury stock” method), (ii) unvested restricted stock awards (using the “treasury stock” method) and (iii) shares issuable upon conversion of convertible notes using the “if-converted” method.

	Three Months Ended March 31,
	2012	2011
Basic:
Net loss (in thousands)	$(570)	$(989)
Weighted average shares	20,708,531	18,172,694
Basic loss per common share	$(0.03)	$(0.05)
Diluted:
Loss available to common stockholders for diluted net loss per common share (in thousands)	$(570)	$(989)
Weighted average shares	20,708,531	18,172,694
Diluted loss per common share	$(0.03)	$(0.05)

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended March 31,
	2013	2012
Options and warrants	3,011,937	5,089,088
Restricted stock	26,753	106,394
Convertible debt	2,666,667	2,666,667

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

9.	COMMITMENTS AND CONTINGENCIES

Contingent Consideration Liability for the Acquisition of Combat Training Solutions, Inc.

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with CTS and the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS using a combination of cash, shares of our common stock plus other consideration that is contingent on future financial performance of CTS. The contingent consideration ranges from $0 to $5.75 million and is based on the financial performance of the acquired business during the combined calendar years 2012 and 2013, to be paid after calendar year 2013 when CTS’s financial performance is known. Up to $5.5 million of the contingent payment is based on CTS achieving certain cumulative gross margin thresholds during the calendar years ending December 31, 2012 and 2013. An additional payment of $250,000 in our common stock is contingent upon CTS achieving cumulative gross margin of $6.0 million during calendar years ending December 31, 2012 and 2013. These payments will consist of a combination of cash and our common stock.

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

Although we have appealed the final judgment, we have recorded a contingent legal obligation in the full amount of the final ruling (approximately $3.9 million) on our condensed consolidated balance sheet as of March 31, 2013. Since the Former Owners (i) retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (ii) are related parties under U.S. GAAP due to their ownership interest in us and their membership on our board of directors, we have recorded approximately $4.1 million, which includes the $3.9 million contingent legal obligation and other costs we have incurred while litigating Civil Action No. 06-706, as due from related party on our condensed consolidated balance sheet as of March 31, 2013. We believe that the related party receivable is collectible.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Arbitration with Former Employee

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with CTS and Antonio Colon, the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS in return for consideration that included contingent consideration ranging from $0 to $5.75 million, which is based on CTS’ financial performance during the period of January 1, 2012 through December 31, 2013.

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

Cyalume and CTI consider the allegations in the Demand for Arbitration by Mr. Colon to be without merit and, in addition, the position of Cyalume and CTI is that Mr. Colon was not constructively terminated.

On August 17, 2012, Mr. Colon filed a Complaint in Federal Court and on September 11, 2012, he filed to have the arbitration withdrawn. In addition, on September 11, 2012, Mr. Colon chose to cease working for us.

CTI filed a Motion to Dismiss the Complaint in Federal Court and to compel the controversy to arbitration before the American Arbitration Association. The District Court for the District of Delaware held a hearing on January 23, 2013, at which it dismissed the Complaint in Federal Court without prejudice and indicated that the arbitration should proceed. This matter, including various counterclaims against Mr. Colon, is now proceeding in arbitration. Hearings have been scheduled for September 2013.

Commitments to Related Parties

See Note 7 for descriptions of a lease agreement, a commission agreement and a management agreement with related parties.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at March 31, 2013 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps (see Note 5) (1)	$0	$(116)	$0	$(116)
Currency forward contract (see Note 5) (2)	0	1	0	1
Contingent consideration (see Note 9) (3)	0	0	0	0
	$0	$(115)	$0	$(115)

(1)	The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date (an income approach).
(2)	The fair value of these contracts is determined by multiplying the notional amount of the contract by the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the foreign exchange rate as of the date the contract is valued (the balance sheet date). Because the contracts typically have a short duration, the value is not discounted using a present value technique (an income approach).
(3)	The contingent consideration liabilities’ fair value is determined by calculating the present value of the estimated liability that is expected to be paid in the future (an income approach). We estimated the undiscounted liability we expect to pay in the future by developing various hypothetical scenarios in which the consideration could be earned and weighting those scenarios based on our expectations that those scenarios will actually occur.

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2012 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps (see Note 5)	$0	$(155)	$0	$(155)
Currency forward contract (see Note 5)	0	(14)	0	(14)
Contingent consideration (see Note 9)	0	0	0	0
	$0	$(169)	$0	$(169)

We did not transfer any assets or liabilities between Levels 1, 2 or 3 during the three months ended March 31, 2013. Any such transfer would be based on a review of the inputs used that are significant to the fair value measurement of that asset or liability.

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

Our contingent consideration liability resulting from our acquisition of CTS is our only asset or liability that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The fair value of that liability was $0 as of March 31, 2013 and December 31, 2012 and there were no increases or decreases in its fair value during the three months ended March 31, 2013. The only significant unobservable inputs used in the fair value measurement of this liability is the estimated gross margin (revenues less cost of revenues) for the calendar years 2012 and 2013, which was estimated to be $3.0 million as of both March 31, 2013 and December 31, 2012. The maximum payout under this arrangement occurs when the estimated gross margin is $8.5 million; at such an amount, the fair value of this liability would be $4.8 million as of March 31, 2013. As the estimated gross margin was below $6.0 million as of March 31, 2013, the fair value of this liability was $0 as of March 31, 2013.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2013, none of our assets or liabilities was measured at fair value on a nonrecurring basis.

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Three Months Ended March 31
	2013	2012
Interest	$405	$450
Income taxes	66	221

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Adjustment to goodwill acquired and contingent consideration incurred in the acquisition of CTS due to the finalization of the fair value of the contingent consideration	$0	$166
Adjustment to goodwill acquired and deferred tax liability incurred in the acquisition of CTS due to the finalization of the fair value of the business combination	0	64

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

We are a global, technology-based manufacturer primarily providing tactical and training solutions to the military of the U.S. and other select countries, through both products and services. We manufacture chemical light, reflective and battlefield effects simulator products while our services include planning and implementing tactical training exercises simulating real world experiences. In addition, and to a lesser extent, we also sell these products into the law enforcement, commercial public safety and other markets. In addition, we provide specialty chemical products to the defense, pharmaceutical, cosmetic and other markets. We do not sell products as novelties.

We maintain principal executive offices at 96 Windsor Street, West Springfield, Massachusetts 01089. We have two direct U.S.-based subsidiaries: Cyalume Technologies, Inc. (“CTI”) and Cyalume Specialty Products, Inc. (“CSP”). CTI is located in West Springfield, Massachusetts and CSP is located in Bound Brook, New Jersey. CTI has one non-U.S.-based subsidiary, Cyalume Technologies, SAS (“CTSAS”), located in Aix-en-Provence, France, and two U.S.-based subsidiaries, Cyalume Realty, Inc. (“CRI”) and Combat Training Solutions, Inc. (“CTS”), based in West Springfield, Massachusetts. We manufacture products in the West Springfield, Bound Brook, and Aix-en-Provence locations.

Material Changes in Results of Operations – 3 Months Ended March 31, 2013 versus the 3 Months Ended March 31, 2012

Revenues in 2013 and 2012 were as follows:

Category ($ in millions)	2013	2012	Change
Chemical Light	$5.4	$5.0	$0.4
Ammunition	0.0	0.8	(0.8)
Training and Simulation	0.5	0.5	0.0
Specialty Products	2.2	1.7	0.5
Total	$8.1	$8.0	$0.1

For 2013, Chemical Light revenues increased from the prior year due to increased orders by the U.S Military. There were no ammunition revenues for 2013 as we are in-between contracts for military training rounds utilizing our technology. Production for the next program, the 40mm low-velocity round, is expected to start towards the end of the second quarter / beginning of the third quarter of 2013. Specialty Products revenue grew by approximately 29% over the prior year due to increased sales to existing customers as well as new ones.

Cost of goods sold for 2013 of approximately $4.3 million decreased from the prior year amount of $4.4 million primarily due to the absence of amortization of inventory step-up to fair value of approximately $0.3 million related to the purchase accounting effects of our acquisition of CTS, which affected 2012. The gross profit for 2013 was 47.3% versus 45.4% for 2012. Absent the amortization expense in 2012, the gross margin for 2012 would have been 48.7%. The difference between the two gross margins, absent the amortization expense, is due to product mix changes between the years.

Sales and marketing expenses for 2013 was approximately $1.1 million versus $1.2 million in 2012, a decrease of approximately $0.1 million that was attributable to the recovery of a receivable that had been previously reserved.

General and administrative expenses for 2013 were approximately $2.1 million versus $2.0 million for the prior year, or an increase of approximately $0.1 million. Expenses for 2012 were adversely impacted by the accrual for severance of $0.4 million for the former CEO. Absent this one-time charge, expenses for 2013 would have increased by approximately $0.5 million, due to higher personnel and personnel-related expenses and higher legal expenses associated with the ongoing arbitration case against a former employee.

Research and development expenses of approximately $0.5 million for 2013 decreased by approximately $0.1 million from the prior year due to a combination of several reasons, none of which were significant.

The change in fair value of contingent consideration is driven by changes in the fair value of the contingent consideration liabilities that resulted from the acquisitions of CSP and CTS. The decrease in the change in fair value of contingent consideration in 2013 is due to (i) the payment of the CSP-related contingent consideration liability in December 2012 and (ii) the reduction of the CTS-related contingent consideration liability to zero in September 2012, resulting in no change in its fair value since that time. The change in fair value is not expected to fluctuate significantly in the near future.

For 2013, we recorded a tax benefit of approximately $0.3 million on a pre-tax loss of $0.8 million yielding an effective rate of 31.2%, which was similar to 2012 where we recorded a tax benefit of $0.5 million on a pre-tax loss of $1.5 million resulting in an effective rate of 35%.

Material Changes in Financial Condition – March 31, 2013 versus December 31, 2012

Cash was approximately $1.0 million at March 31, 2013, representing a decrease of $1.7 million from December 31, 2013. Combined accrued liabilities and accounts payable decreased by approximately $0.8 million; accounts receivable increased by approximately $0.6 million; and, inventories were higher at March 31 by approximately $0.3 million.

Our accounts receivable increased at March 31 compared to December 31 due to higher sales in the month of March 2013 versus the month of December 2012. Our receivables are generally collected within 30 days, thus revenues recorded in the 30-day period preceding the measurement date significantly influence the reported balances.

Our inventory balance as of March 31 increased over the balance at December 31, 2012, by approximately $0.3 million, due primarily to a build up of work-in-process inventory in anticipation of second quarter sales.

Accounts payable and accrued expenses combined were approximately $4.7 million at March 31 versus $5.5 million at December 31, a decrease of approximately $0.8 million due to the payment of accrued bonuses and vendor payments. Our line of credit, used to meet temporary working capital needs, was $0.4 million at March 31 versus $0 at December 31.

The current portion of notes payable increased by approximately $8.1 million while notes payable (non-current) decreased by $8.4 million, due primarily to the reclassification of our convertible subordinated debt to current as its maturity is now within twelve months of March 31, 2013. See Liquidity and Capital Resources for further discussion.

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, we had $1.0 million and $2.7 million, respectively, of cash on hand. The major sources and uses of cash during 2013 were all in the normal course of business.

Capital expenditures were approximately $0.1 million for the three months ended March 31, 2013, versus $0.3 million during three months ended March 31, 2012. Capital expenditures are expected to increase in during the next several quarters of 2013 to support new equipment purchases for new products. We expect to fund capital expenditures in 2013, exclusive of any acquisitions, from existing cash and operating cash flows.

CTI has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”), used to support working capital needs. The amount we may borrow from this line of credit is dependent mainly on accounts receivable and inventory balances. The line of credit expires on December 19, 2013. At March 31, 2013, there were $0.4 million of outstanding borrowings on this line of credit. At December 31, 2012, there were no outstanding borrowings on this line of credit.

CTI has two senior loans payable to TD Bank: a Term Loan and a Real Estate Loan.

The Term Loan is payable in monthly principal installments of $148,000 along with monthly interest payments, a scheduled one-time principal payment in June of $0.4 million plus a one-time principal payment for the remaining balance outstanding of $6.3 million, due at maturity in December 2013.

The Real Estate Loan is payable in monthly principal installments of $10,000, along with monthly interest payments plus a one-time principal payment of $1.7 million due at maturity in December 2013.

On July 29, 2010 we issued a Subordinated Term Loan of $8.5 million to Granite Creek Partners Agent, LLC (“Granite Creek”) that matures March 19, 2014. Interest is payable monthly at a rate of 11% per annum. No principal payments are required until maturity, at which time the entire principal of $8.5 million is due.

Accordingly, during the next twelve months, for the two senior loans we have (i) estimated monthly cash interest payments of $0.4 million, (ii) scheduled monthly principal payments of $1.8 million and (iii) a balance due at maturity of $8.0 million. For the Subordinated Term Loan, for the next twelve months we have monthly cash interest payments of approximately $1.0 million plus a one-time payment due at maturity of $8.5 million.

We believe that we will successfully refinance all of the above loans prior to their maturity dates. Additionally, we are actively searching for potential acquisitions that would complement our existing business. Any acquisition could be financed by a combination of cash, equity and/or debt and could include a refinancing of our existing debt.

We were in compliance with the financial covenants related to these loans as of March 31, 2013.

We did not pay a dividend in the three months ended March 31, 2013 and has no plans to pay a dividend in the future.

Other than immaterial operating leases, we did not have any off-balance sheet arrangements during 2013 or 2012.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of March 31, 2013 or December 31, 2012.

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

Intangible Assets

Intangible assets include developed technologies and patents, customer relationships, customer backlog, non-compete agreements and certain trade names, which are amortized over their estimated useful lives, and other trademarks and trade names, which are considered to have indefinite useful lives and therefore are not amortized. The carrying amounts of intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. Additionally, the carrying amounts of non-amortizing intangible assets are reviewed for impairment annually every August 31. Costs incurred to register new patents or defend existing patents are capitalized while costs to renew or extend the term of intangible assets are expensed when incurred.

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

Contingent Consideration

We purchased CTS using a combination of cash, common stock and contingent consideration. The contingent consideration represents the present value of payments expected to be made in 2014 to the sellers of the businesses following the achievement of certain financial performance targets in 2012 and 2013. The contingent consideration is updated to fair value at the end of each reporting period.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings described in Item 3 “Legal Proceedings” in our Form 10-K for the year ended December 31, 2012.

ITEM 1A.    RISK FACTORS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our Board of Directors during the three months ended March 31, 2013.

There is no information to report under this Item in lieu of reporting that information on Form 8-K.

ITEM 6.    EXHIBITS

Exhibit Number		Description
3.1	(1)	Amended and Restated Bylaws of the Company. (3.1)
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Database
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K dated March 22, 2013 and filed with the Commission March 22, 2013. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: May 6, 2013	By:	/s/ Zivi Nedivi

Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2013	By:	/s/ Michael Pellicci

Michael Pellicci, Chief Financial Officer
(Principal Financial Officer)

