Form 10-Q
period 2013-06-30
Cyalume Technologies Holdings, Inc.
filed 2013-08-19
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 9, 2013, there were outstanding 20,738,260 shares of the registrant’s Common Stock, par value $.001 per share.

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Current assets:
Cash	$532	$2,695
Accounts receivable, net of allowance for doubtful accounts of $40 and $155, respectively	5,560	3,875
Inventories, net	10,076	9,597
Income taxes refundable	93	173
Deferred income taxes	724	652
Prepaid expenses and other current assets	590	558
Total current assets	17,575	17,550

Property, plant and equipment, net	8,710	9,177
Goodwill	7,992	8,160
Other intangible assets, net	18,512	20,190
Due from related party	4,133	3,972
Other noncurrent assets	0	28
Total assets	$56,922	$59,077

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,700	$0
Current portion of notes payable	17,245	9,734
Note payable due to related parties	2,100	0
Accounts payable	2,751	2,934
Accrued expenses	2,348	2,583
Current portion of capital lease obligation	15	14
Derivatives liability	79	169
Total current liabilities	26,238	15,434

Notes payable, net of current portion	0	8,394
Note payable due to related parties	0	2,100
Deferred income taxes	2,718	3,862
Asset retirement obligation	189	184
Capital lease obligation, net of current portion	15	22
Contingent legal obligation	3,895	3,806
Other noncurrent liabilities	12	0
Total liabilities	33,067	33,802

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,738,260 issued and outstanding	21	21
Additional paid-in capital	106,474	105,990
Accumulated deficit	(82,079)	(80,221)
Accumulated other comprehensive loss	(561)	(515)
Total stockholders’ equity	23,855	25,275
Total liabilities and stockholders' equity	$56,922	$59,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except shares and per share information)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2013	2012
Revenues	$9,459	$8,923
Cost of revenues	4,974	5,033
Gross profit	4,485	3,890

Other expenses (income):
Sales and marketing	1,343	1,725
General and administrative	2,619	1,476
Research and development	597	377
Interest expense, net	590	571
Interest expense – related party	26	6
Amortization of intangible assets	432	477
Impairment loss on intangible assets	875	0
Impairment loss on goodwill	168	0
Change in fair value of contingent consideration	0	(95)
Other expenses (income), net	41	(118)
Total other expenses	6,691	4,419

Loss before income taxes	(2,206)	(529)
Benefit from income taxes	(918)	(162)
Net loss	(1,288)	(367)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	86	(367)
Unrealized gain on cash flow hedges, net of taxes of $(14) and $(14), respectively	23	24
Other comprehensive income (loss)	109	(343)
Comprehensive loss	$(1,179)	$(710)

Net loss per common share:
Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)

Weighted average shares used to compute net loss per common share:
Basic	20,708,531	18,192,884
Diluted	20,708,531	18,192,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except shares and per share information)

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2013	2012
Revenues	$17,545	$16,917
Cost of revenues	9,236	9,398
Gross profit	8,309	7,519

Other expenses (income):
Sales and marketing	2,450	2,967
General and administrative	4,696	3,426
Research and development	1,060	983
Interest expense, net	1,170	1,116
Interest expense – related party	52	16
Amortization of intangible assets	869	954
Impairment loss on intangible assets	875	0
Impairment loss on goodwill	168	0
Change in fair value of contingent consideration	0	222
Other expenses (income), net	4	(114)
Total other expenses	11,344	9,570

Loss before income taxes	(3,035)	(2,051)
Benefit from income taxes	(1,177)	(695)
Net loss	(1,858)	(1,356)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(94)	(184)
Unrealized gain on cash flow hedges, net of taxes of $(28) and $(21), respectively	48	33
Other comprehensive loss	(46)	(151)
Comprehensive loss	$(1,904)	(1,507)

Net loss per common share:
Basic	$(0.09)	$(0.07)
Diluted	$(0.09)	$(0.07)

Weighted average shares used to compute net loss per common share:
Basic	20,708,531	18,182,789
Diluted	20,708,531	18,182,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except shares)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2012	20,738,260	$21	$105,990	$(80,221)	$(515)	$25,275
Share-based compensation	0	0	484	0	0	484
Net loss	0	0	0	(1,858)	0	(1,858)
Other comprehensive loss	0	0	0	0	(46)	(46)
Balance at June 30, 2013	20,738,260	$21	$106,474	$(82,079)	$(561)	$23,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,858)	$(1,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	682	683
Amortization	1,223	1,449
Provision for deferred income taxes	(1,234)	(784)
Stock-based compensation expense	484	224
Change in fair value of contingent consideration	0	222
Impairment loss on intangible assets	875	0
Impairment loss on goodwill	168	0
Other non-cash expenses	(8)	(12)
Changes in operating assets and liabilities:
Accounts receivable	(1,587)	(1,080)
Inventories	(505)	(984)
Prepaid expenses and other current assets	(70)	66
Restricted cash	0	(159)
Accounts payable and accrued liabilities	(572)	1,775
Income taxes payable	79	(157)
Net cash used in operating activities	(2,323)	(113)

Cash flows from investing activities:
Purchases of long-lived assets	(355)	(296)
Proceeds from disposal of long-lived assets	18	0
Net cash used in investing activities	(337)	(296)

Cash flows from financing activities:
Net proceeds from line of credit	1,700	900
Repayment of long-term notes payable	(1,171)	(1,463)
Repayment of related party note payable	0	(250)
Principal payments on capital lease obligations	(6)	(17)
Payments to reacquire and retire common stock	0	(131)
Payment of debt issuance costs	0	(70)
Net cash provided by (used in) financing activities	523	(1,031)

Effect of exchange rate changes on cash	(26)	(61)
Net decrease in cash	(2,163)	(1,501)
Cash, beginning of period	2,695	2,951
Cash, end of period	$532	$1,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

The accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at June 30, 2013, including the estimates inherent in the process of preparing financial statements.

We believe all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in these interim condensed consolidated financial statements. Operating results for the three-and-six month periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. We suggest that these unaudited interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012.

2.	DESCRIPTION OF BUSINESS

These consolidated financial statements and footnotes include the financial position and operations of Cyalume Technologies Holdings, Inc. (“Cyalume” or the “Company”), a holding company that is the sole shareholder of Cyalume Technologies, Inc. (“CTI”) and of Cyalume Specialty Products, Inc. (“CSP”). CTI is the sole shareholder of Cyalume Technologies, SAS (“CTSAS”), Cyalume Realty, Inc. (“CRI”) and Combat Training Solutions, Inc. (“CTS”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

For the three and six months ended June 30, 2013, the Company had a net loss of approximately $1.3 million and $1.9 million, respectively, and for the six months ended June 30, 2013, the Company used approximately $2.3 million of cash in its operating activities. As of June 30, 2013, the Company has an accumulated deficit of approximately $82.1 million and the Company’s unrestricted cash balance was approximately $0.5 million.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

In light of the Company’s secured notes payable maturing on December 19, 2013 and March 19, 2014, and the Company’s line of credit maturing on December 19, 2013 (see Note 8), management is evaluating various possibilities, including but not limited to refinancing or restructuring the Company’s debt and raising additional capital through the issuance of common stock, preferred stock, or securities convertible into common stock. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders, may reduce the value of stockholders’ investment in the Company or may impact the Company’s stock price. There can be no assurances that the Company will be successful in refinancing or restructuring its debt or raising additional capital. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to refinance or restructure its debt, or otherwise meet its payment obligations under its existing arrangements.

3.	NEW ACCOUNTING PRONOUNCEMENTS

There are no recently-issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

4.	IMPAIRMENT CHARGES

During the three months ended June 30, 2013, CTS recorded a goodwill impairment loss of $168,000 and a loss on impairment of certain amortizing intangible assets of $875,000. See Note 6 for activity affecting our goodwill asset during the six months ending June 30, 2013. See Note 13 for fair value information on these assets.

As of June 30, 2013, we reviewed tangible and intangible assets for impairment. Before assessing whether any of our reporting units’ goodwill was impaired, we first assessed whether any non-goodwill assets were impaired. This assessment determined that the CTS patent asset was impaired by approximately $174,000, CTS trademarks and trade names were impaired by approximately $17,000, CTS customer relationships intangibles were impaired by approximately $650,000 and CTS non-compete agreements were impaired by approximately $34,000. Therefore, the Company recorded $875,000 of an impairment loss on these CTS intangible assets during the three months ended June 30, 2013.

The “step 1” goodwill impairment assessment was performed by comparing the fair value of each reporting unit containing goodwill to those reporting units’ carrying values. Our Chemical Light, Training, and Specialty Products reporting units have goodwill assets. Since there are no quoted market prices for our reporting units, the fair value of our reporting units were determined using a discounted present value technique utilizing each reporting unit’s forecasted after-tax cash flows. The “step 1” test determined that the carrying value of the CTS Training reporting unit exceeded its fair value, and therefore its goodwill needed to be tested further under what is commonly known as “step 2” of the goodwill impairment assessment. CTS did not pass the “step 1” test due to the inability to both gain traction with new products and services and attract new customers as initially planned when the reporting unit was acquired in December 2011.

Under “step 2” of the goodwill impairment assessment, we compared the implied fair value of CTS Training’s goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, that excess must be recognized as an impairment loss. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of the reporting unit’s goodwill. We identified several intangible assets that were valued during this process, including customer relationships, patents, trade names, non-compete agreements, and our workforce. The allocation process was performed only for purposes of goodwill impairment. We determined the fair value of these assets using various discounted cash flow-based methods that utilize assumptions such as the ability of these assets to generate future cash flows, present-value factors, income tax rates and customer attrition rates. The “step 1” calculated fair value of the CTS reporting unit was allocated to the CTS tangible and identifiable intangible assets of the CTS reporting unit at June 30, 2013 based upon the results of the “step 2” analysis, which was a full impairment to the CTS goodwill.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

5.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	June 30, 2013 (unaudited)	December 31, 2012
Raw materials	$6,082	$6,255
Work-in-process	2,299	1,530
Finished goods	1,695	1,812
	$10,076	$9,597

6.	GOODWILL

Changes in our goodwill asset were as follows during the six months ended June 30, 2013 (all amounts in thousands):

Balance at December 31, 2012 (1)	$8,160
Impairment loss (see Notes 4 and 13)	(168)
Balance at June 30, 2013 (2)	$7,992

(1)	Gross amount of goodwill was $67,704,000 as of December 31, 2012. Accumulated impairment losses were $59,544,000 as of December 31, 2012.

(2)	Gross amount of goodwill was $67,704,000 as of June 30, 2013. Accumulated impairment losses were $59,712,000 as of June 30, 2013.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative liabilities as of June 30, 2013 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Interest rate swaps	Derivatives liability (current liabilities)	$(79)

The derivative liabilities as of December 31, 2012 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contracts	Derivatives liability (current liabilities)	$(14)
Interest rate swaps	Derivatives liability (current liabilities)	(155)

Currency Forward Contracts

CTSAS’s functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009, and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’s exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other expenses (income), net on our condensed consolidated statement of comprehensive loss. At June 30, 2013, we held no such currency forward contracts. See Note 13 for a description of how we estimate the fair value of these contracts.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Interest Rate Swaps

In December 2008, we entered into two pay-fixed, receive-variable, interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on our notes payable with TD Bank, N.A. (“TD Bank”) Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in comprehensive income (loss). Such changes were due to unrealized gains and losses on the interest rate swaps. These unrealized gains and losses must be reclassified in whole or in part into earnings if, and when, a comparison of the swap(s) and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. We expect these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship, which ends upon maturity of the notes payable with TD Bank, and therefore, we do not expect to reclassify any portion of these unrealized losses from accumulated other comprehensive loss to earnings in the future. See Note 13 for a description of how we estimate the fair value of these swaps.

Effect of Derivatives on Statement of Comprehensive Loss

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of comprehensive loss for the three months ended June 30, 2013 was as follows (all amounts in thousands):

	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(14)	$23	$0	$0
Derivatives not designated as hedging instruments:
Forward currency contracts	$0	$0	$(1)

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the three months ended June 30, 2013.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended June 30, 2013.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net in the condensed consolidated statement of comprehensive loss for the three months ended June 30, 2013.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of comprehensive loss for the six months ended June 30, 2013 was as follows (all amounts in thousands):

	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(28)	$48	$0	$0
Derivatives not designated as hedging instruments:
Forward currency contracts	$0	$0	$14

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the six months ended June 30, 2013.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the six months ended June 30, 2013.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other expenses (income), net in the condensed consolidated statement of comprehensive loss for the six months ended June 30, 2013.

8.	DEBT

Line of Credit

CTI has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank, used to support working capital needs. The amount we may borrow from this line of credit is dependent mainly on accounts receivable and inventory balances. The line of credit expires on December 19, 2013. At June 30, 2013, there were $1.7 million of outstanding borrowings on this line of credit. At December 31, 2012, there were no outstanding borrowings on this line of credit.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Senior Debt

CTI has two loans payable to TD Bank: a Term Loan and a Real Estate Loan, that were originally entered into on December 19, 2008, and which were amended twice during 2012 to modify certain financial and non-financial covenants required by these loans.

The Term Loan is payable in monthly principal installments of $148,000 along with monthly interest payments, plus a one-time principal payment of $6.7 million due at maturity on December 19, 2013. The Real Estate Loan is payable in monthly principal installments of $10,000, along with monthly interest payments, plus a one-time principal payment of $1.7 million due at maturity on December 19, 2013.

Subordinated Term Loan

On July 29, 2010 we issued a Subordinated Term Loan of $8.5 million to Granite Creek Partners Agent, LLC (“Granite Creek”) that matures March 19, 2014. Interest is payable monthly beginning September 1, 2010 at a rate of 11% per annum. No principal payments are required until maturity. We have the right to prepay the loan in whole or in part at any time without penalty. The Subordinated Term Loan ranks junior to all debt held by TD Bank, but senior to all other remaining long-term debt including existing and future subordinated debt. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan has been converted to our common stock. The convertible notes’ conversion feature is not a beneficial conversion feature under U.S. GAAP.

Outstanding notes payable, excluding a note payable to a related party described in Note 10, consist of (all amounts in thousands):

	June 30,	December 31,
	2013 (unaudited)	2012
Senior Debt - Term Loan	$7,411	$8,519
Senior Debt - Real Estate Loan	1,741	1,804
Subordinated Term Loan	8,500	8,500
Total	17,652	18,823
Less: Unamortized debt issuance costs	(407)	(695)
Less: Current portion of notes payable, including current portion of unamortized debt discount	(17,245)	(9,734)
Notes payable, net of current portion	$0	$8,394

Debt issuance costs are amortized to interest expense using the effective interest method over the life of the loan.

9.	INCOME TAXES

The effective tax rates for the three months ended June 30, 2013 and June 30, 2012 were approximately 42% and 31%, respectively, compared to the federal statutory rate of 34%.

The effective tax rates for the six months ended June 30, 2013 and June 30, 2012 were approximately 39% and 34%, respectively, compared to the federal statutory rate of 34%.

Despite having net losses for the three months and six months ended June 30, 2013, we believe our net deferred tax assets are realizable due to future forecasted taxable income.

10.	RELATED PARTY TRANSACTION

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

This same related party controls JFC Technologies, LLC (“JFC”). In December 2012, we entered into a $2.1 million unsecured promissory note with JFC. The note accrues interest initially at the rate of 5% per annum; that interest rate increases by 1% per month beginning on January 1, 2014, up to a maximum rate of 11% (which increased rate is retroactive to the initial issuance date), and is payable in full on the earlier of June 30, 2014 or upon the refinancing of our existing indebtedness (subject to the availability of at least $5.0 million in available credit after such repayment). Interest on this note totaled $52,000 in the six months ended June 30, 2013. No principal or interest payments have been made on this note.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic:
Net loss (in thousands)	$(1,288)	$(367)	$(1,858)	$(1,356)
Weighted average shares	20,708,531	18,192,884	20,708,531	18,182,789
Basic loss per common share	$(0.06)	$(0.02)	$(0.09)	$(0.07)
Diluted:
Net loss (in thousands)	$(1,288)	$(367)	$(1,858)	$(1,356)
Weighted average shares	20,708,531	18,192,884	20,708,531	18,182,789
Diluted loss per common share	$(0.06)	$(0.02)	$(0.09)	$(0.07)

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options and warrants	3,310,686	1,033,833	3,310,686	758,833
Restricted stock	27,245	61,795	23,127	72,010
Convertible debt	2,666,667	2,666,667	2,666,667	2,666,667

12.	COMMITMENTS AND CONTINGENCIES

Contingent Consideration Liability for the Acquisition of Combat Training Solutions, Inc.

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with CTS and the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS using a combination of cash, shares of our common stock plus other consideration that is contingent on future financial performance of CTS. The contingent consideration ranges from $0 to $5.75 million and is based on the financial performance of the acquired business during the combined calendar years 2012 and 2013, to be paid after calendar year 2013 when CTS’s financial performance is known. Up to $5.5 million of the contingent payment is based on CTS achieving certain cumulative gross margin thresholds during the calendar years ending December 31, 2012 and 2013. This payment will consist of a combination of cash and our common stock. An additional payment of $250,000 of our common stock is contingent upon CTS achieving cumulative gross margin of $6.0 million during calendar years ending December 31, 2012 and 2013.

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

On July 18, 2011, CTI received an Order for Entry of Final Judgment in Civil Action No. 06-706 in which the Court awarded approximately $2.6 million in damages to Omniglow, LLC. Prejudgment interest at the rate of 12% percent per annum since the filing of the complaint in 2006 will accrue on approximately $1.3 million of the damages. The Court also awarded Omniglow, LLC reimbursement of attorney fees and costs of approximately $235,000, on which interest at the rate of 12% percent per annum will accrue beginning with the date of the final ruling.

On July 12, 2012, the Court issued an Amended Final Judgment and, on September 20, 2012, a Final Judgment. There were no changes to the previously described damage awards. In response, on October 17, 2012, we filed our Notice of Appeal and on August 2, 2013, we filed our Formal Appeal. Our appeal contains a number of bases for overturning the awards.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Although we have appealed the final judgment, we have recorded a contingent legal obligation in the full amount of the final ruling (approximately $3.9 million) on our condensed consolidated balance sheet as of June 30, 2013. Since the Former Owners (i) retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (ii) are related parties under U.S. GAAP due to their ownership interest in us and their membership on our board of directors, we have recorded approximately $4.1 million, which includes the $3.9 million contingent legal obligation and other costs we have incurred while litigating Civil Action No. 06-706, as due from related party on our condensed consolidated balance sheet as of June 30, 2013. We believe that the related party receivable is collectible.

Arbitration with Former Employee

On December 22, 2011, CTI entered into the SPA with CTS and Antonio Colon, the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS in return for consideration that included contingent consideration ranging from $0 to $5.75 million, which is based on CTS’s financial performance during the period of January 1, 2012 through December 31, 2013.

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

Commitments to Related Parties

See Note 10 for descriptions of a lease agreement, a commission agreement and a management agreement with related parties.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Income Approach

Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models).

Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at June 30, 2013 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps (see Note 7) (1)	$0	$(79)	$0	$(79)
	$0	$(79)	$0	$(79)

(1)	The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date (an income approach).

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2012 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps (see Note 7)	$0	$(155)	$0	$(155)
Currency forward contract (see Note 7)	0	(14)	0	(14)
	$0	$(169)	$0	$(169)

We did not transfer any assets or liabilities between Levels 1, 2 or 3 during the six months ended June 30, 2013. Any such transfer would be based on a review of the inputs used that are significant to the fair value measurement of that asset or liability.

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

Our contingent consideration liability resulting from our acquisition of CTS is our only asset or liability that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The fair value of that liability was $0 as of June 30, 2013 and December 31, 2012 and there were no increases or decreases in its fair value during the six months ended June 30, 2013. The only significant unobservable inputs used in the fair value measurement of this liability is the estimated gross margin (revenues less cost of revenues) for the calendar years 2012 and 2013, which was estimated to be $3.0 million as of December 31, 2012 and $2.0 million as of June 30, 2013. The maximum payout under this arrangement occurs when the estimated gross margin is $8.5 million; at such an amount, the fair value of this liability would be $5.0 million as of June 30, 2013. Because the estimated gross margin was below $6.0 million as of June 30, 2013, the fair value of this liability was $0 as of June 30, 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended June 30, 2013, the following assets, all of which are Level 3 assets, were identified as impaired and were adjusted to their fair values (in thousands of dollars) (see also Notes 4 and 6):

	Cyalume Reporting Unit (1)	Loss Recognized	Fair Value
Goodwill (2)	Training	$168	$0
Patents (3)	Training	174	17
Trademarks and trade name (4)	Training	17	0
Non-compete agreements (5)	Training	34	0
Customer Relationships (6)	Training	650	60

(1)	We are managed as one operating segment with four reporting units: Chemical Light (the operations of CTI and CTSAS), Training (the operations of CTS), Specialty Products (the operations of CSP) and Other (the operations of CRI and the parent company Cyalume Technologies Holdings, Inc.). Both Chemical Lights’ goodwill and Specialty Products’ goodwill was not considered to be impaired and our Other reporting unit does not have a goodwill asset.

(2)	The fair value of the impaired goodwill asset was determined calculating the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities and utilized present value techniques utilizing each reporting unit’s forecasted after-tax cash flows.

(3)	The fair value of the impaired patent asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the patents, net of estimated income taxes (an income approach).

(4)	The fair value of the impaired trademarks and trade names asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the trademarks and trade names, net of estimated income taxes (an income approach).

(5)	The fair value of the impaired non-compete agreement asset was determined using the “comparative business valuation” method, which compares the present value of two streams of the reporting unit’s estimated future cash flows; one stream assuming the non-compete agreements are in place and the other stream assuming the agreements are not in place (an income approach).

(6)	The fair value of the customer relationships was determined using a multi-period excess earning method (an income approach), with key inputs being estimated customer attrition rates, revenue growth rates and a risk-adjusted discount rate.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

14.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Six Months Ended June 30,
	2013	2012
Interest	$820	$904
Income taxes	184	284

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Six Months Ended June 30,
	2013	2012
Litigation award payable accounted for as a receivable due from related party	$89	$89
Adjustment to the fair value of warrants issued in July 2010 in conjunction with issuance of subordinated term loan	0	94
Adjustment to goodwill acquired and contingent consideration incurred in the acquisition of CTS due to the finalization of the fair value of the contingent consideration	0	166
Adjustment to goodwill acquired and deferred tax liability incurred in the acquisition of CTS due to the finalization of the fair value of the business combination	0	64

15.	SUBSEQUENT EVENTS

On July 9, 2013, the number of shares of common stock that the Company is authorized to issue was increased from 50,000,000 shares to 100,000,000 shares, as approved at the Annual Meeting of Stockholders. On July 9, 2013, the aggregate number of shares of common stock that may be issued under the Company’s 2009 Omnibus Securities and Incentive Plan (the “Plan”) was increased to 2,650,000, as approved at the Annual Meeting of Stockholders. Also on July 9, 2013, the Company awarded 67,500 stock options to the Company’s non-employee directors.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Qand in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Unless the content otherwise requires, all references to "we", "us", the “Company" or “Cyalume" in this Quarterly Report on Form 10-Q refers to Cyalume Technologies Holdings, Inc.

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

Impairment Charges

In the three month period ending June 30, 2012, we recorded goodwill and intangible impairment charges, discussed below, in lieu of discussing it in the following sections: Material Changes in Results of Operations for both three and six months, and Material Changes in Financial Condition.

Under accounting principles generally accepted in the United States of America, in connection with our assessment of goodwill impairment, we first assessed whether any non-goodwill assets were impaired. This assessment determined that the CTS patent asset was impaired by approximately $174,000, CTS trademarks and trade names were impaired by approximately $17,000, CTS customer relationships intangibles were impaired by approximately $650,000 and CTS non-compete agreements were impaired by approximately $34,000. Therefore, we recorded $875,000 of an impairment loss on these CTS intangible assets during the three months ended June 30, 2013. In addition to the impairment loss relating to the CTS intangible assets recorded during the three months ended June 30, 2013, we also recorded a goodwill impairment loss of $168,000 during the three months ended June 30, 2013.

The “step 1” goodwill impairment assessment was performed by comparing the fair value of each reporting unit containing goodwill to those reporting units’ carrying values. Our Chemical Light, Training, and Specialty Products reporting units have goodwill assets. Since there are no quoted market prices for our reporting units, the fair value of our reporting units were determined using a discounted present value technique utilizing each reporting unit’s forecasted after-tax cash flows. The “step 1” test determined that the carrying value of the CTS Training reporting unit exceeded its fair value and therefore, its goodwill needed to be tested further under what is commonly known as “step 2” of the goodwill impairment assessment. CTS did not pass the “step 1” test due to the inability to both gain traction with new products and services or attract new customers as initially planned when the reporting unit was acquired in December 2011.

Under “step 2” of the goodwill impairment assessment, we compared the implied fair value of CTS Training’s goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, that excess must be recognized as an impairment loss. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of the reporting unit’s goodwill. We identified several intangible assets that were valued during this process, including customer relationships, patents, trade names, non-compete agreements, and our workforce. The allocation process was performed only for purposes of goodwill impairment. We determined the fair value of these assets using various discounted cash flow-based methods that utilize assumptions such as the ability of these assets to generate future cash flows, present-value factors, income tax rates and customer attrition rates. The “step 1” calculated fair value of the CTS reporting unit was allocated to the CTS tangible and identifiable intangible assets of the CTS reporting unit at June 30, 2013 based upon the results of the “step 2” analysis, which was a full impairment to the CTS goodwill.

Material Changes in Results of Operations – 3 Months Ended June 30, 2013 versus the 3 Months Ended June 30, 2012

Revenues during the second quarter of 2013 and 2012 were as follows:

Category ($ in millions)	2013	2012	Change
Chemical Light	$6.8	$5.2	$1.6
Ammunition	0.1	0.8	(0.7)
Training and Simulation	0.1	0.8	(0.7)
Specialty Products	2.4	2.1	0.3
Total	$9.4	$8.9	$0.5

During the second quarter of 2013, Chemical Light revenues increased by approximately $1.6 million compared to the comparable period of the prior year, primarily as a result of increased orders by our primary distributor that supplies the U.S. Military. These orders included several large stocking orders that we fulfilled during the month of June 2013 which were placed in anticipation of military demand expected during the third quarter. These stocking orders essentially account for the overall Chemical Light increase. Accordingly, we anticipate that Chemical Light revenue for the third quarter of 2013 will significantly decline from the second quarter levels as a result of these stocking order sales taking place during the second quarter of 2013, and that fourth quarter revenues may possibly be affected as well. Ammunition revenue for 2013 is lower than the prior year as we are in between contracts for military training rounds utilizing our technology. Production for the next program, the 40mm low-velocity round, is now expected to start during 2014. We had expected production to start during the last half of 2013; however, the completion of the contracting process between the Military and the prime contractor is taking longer than anticipated. Specialty Products revenue grew by approximately $0.3 million over the prior year due to increased sales to existing customers as well as sales to new customers.

Cost of goods sold during both the second quarter of 2013 and the second quarter of 2012 was approximately $5.0 million. The gross profit for the second quarter of 2013 was 47.4% versus 43.6% for the second quarter of 2012. The increase in gross margin during 2013 is due to product mix changes between the years, specifically, an increase in military sales with higher margins.

Sales and marketing expenses during the second quarter of 2013 were approximately $1.3 million versus $1.7 million for the second quarter of 2012, a decrease that was largely attributable to the recording of approximately $0.4 million of severance during the second quarter of 2012 for two former sales executives whose employment ended at that time.

General and administrative expenses for the second quarter of 2013 were approximately $2.6 million versus $1.5 million for the prior year, or an increase of approximately $1.1 million. A large component of this increase was due to approximately $0.6 million of additional legal fees and consulting expenses incurred in connection with the ongoing “Arbitration with Former Employee” as discussed in Note 12 of our Notes to Condensed Consolidated Financial Statements. We expect to present the case to the Arbitration Panel during September of 2013, we expect to continue to incur expenses relating to this arbitration case until a decision is reached, and we do not expect a decision will be reached during 2013. The remaining increase relates primarily to incremental transition expenses for our corporate office move to Florida. These transition expenses include additional rent and office related expenses, as well as incremental travel and personnel related expenses for additional management positions added, which in some cases will overlap with existing management positions until the end of the year.

Research and development expenses of approximately $0.6 million for the second quarter of 2013 increased by approximately $0.2 million from the prior year, primarily as a result of an increase of approximately $0.1 million in legal fees incurred to defend our CTI patents and trademarks, as well as approximately $0.1 million relating to consulting fees incurred in order to supplement existing product development resources during the three months ended June 30, 2013.

The change in fair value of contingent consideration is driven by changes in the fair value of the contingent consideration liabilities that resulted from the acquisitions of CSP and CTS. There was no change in the value of contingent consideration during the second quarter of 2013. The prior year change in fair value of contingent consideration related to (i) the payment of the CSP-related contingent consideration liability in December 2012 and (ii) the reduction of the CTS-related contingent consideration liability to zero in September 2012, resulting in no change in its fair value since that time.

During the second quarter of 2013, we recorded a tax benefit of approximately $0.9 million on a pre-tax loss of $2.2 million yielding an effective rate of approximately 42%. During the second quarter of 2012, we recorded a tax benefit of $0.2 million on a pre-tax loss of $0.5 million resulting in an effective rate of approximately 31%. A lower effective state tax rate during the three months ended June 30, 2013 accounts for a portion of the difference in the current year effective rate compared to the prior year effective rate. Additionally, we had higher foreign tax credits from our French-based subsidiary during the prior year, yielding a lower effective rate during 2012.

Material Changes in Results of Operations – 6 Months Ended June 30, 2013 versus the 6 Months Ended June 30, 2012

Revenues for the six months ended June 30, 2013 of $17.5 million increased by approximately $0.6 million over the prior year, as shown in the following table.

Category ($ in millions)	2013	2012	Change
Chemical Light	$12.3	$10.1	$2.2
Ammunition	0.1	1.6	(1.5)
Training and Simulation	0.6	1.4	(0.8)
Specialty Products	4.6	3.8	0.8
Total	$17.5	$16.9	$0.6

During the six months ended June 30, 2013, Chemical Light revenues increased compared to the comparable period of the prior year primarily as a result of increased orders by our primary distributor that supplies the U.S. Military. These orders included several large stocking orders that we fulfilled during the month of June 2013 which were placed in anticipation of military demand expected during the third quarter. These stocking orders essentially account for the overall Chemical Light increase. Accordingly, we anticipate that Chemical Light revenue for the third quarter of 2013 will significantly decline from the second quarter levels as a result of these stocking order sales taking place during the second quarter of 2013, and that fourth quarter revenues may possibly be affected as well. Ammunition revenue for 2013 is lower than the prior year as we are in between contracts for military training rounds utilizing our technology. Production for the next program, the 40mm low-velocity round, is expected to start during 2014. Specialty Products revenue grew by approximately $0.8 million over the prior year due to increased sales to existing customers as well as sales to new customers.

Cost of goods sold for 2013 of approximately $9.2 million decreased slightly from the prior year amount of $9.4 million, primarily as a result of the absence of amortization of an inventory step-up to fair value related to the 2012 purchase accounting adjustments of approximately $0.3 million for our acquisition of CTS during December 2011.

Sales and marketing expenses during 2013 were approximately $2.5 million versus $3.0 million for the six months ended June 30, 2012, a decrease of approximately $0.5 million that was attributable to approximately $0.4 million in severance for two former sales executives during 2012 and as a result of the recovery of a receivable for approximately $0.1 million that had been previously reserved.

General and administrative expenses for the six months ended June 30, 2013 were approximately $4.7 million versus $3.4 million for the prior year, or an increase of approximately $1.3 million. Expenses during 2013 were adversely impacted by an increase in legal fees and consulting expenses of approximately $0.8 million incurred in connection with the ongoing “Arbitration with Former Employee” as discussed in Note 12 of our Notes to Condensed Consolidated Financial Statements. We expect to present the case to the Arbitration Panel during September of 2013, we expect to continue to incur expenses relating to this arbitration case until a decision is reached, and we do not expect a decision will be reached during 2013. The remaining increase relates primarily to incremental transition expenses for our corporate office move to Florida. These transition expenses include additional rent and office related expenses, as well as incremental travel and personnel related expenses for additional management positions added, which in some cases will overlap with existing management positions until the end of the year.

Research and development expenses of approximately $1.1 million for the six months ended June 30, 2013 increased by approximately $0.1 million from the prior year.

The change in fair value of contingent consideration is driven by changes in the fair value of the contingent consideration liabilities that resulted from the acquisitions of CSP and CTS. There was no change in the value of contingent consideration during the six months ended June 30, 2013. The prior year change in the fair value of contingent consideration of approximately $0.2 million related to (i) the payment of the CSP-related contingent consideration liability in December 2012 and (ii) the reduction of the CTS-related contingent consideration liability to zero in September 2012, resulting in no change in its fair value since that time.

During the six months ended June 30, 2013, we recorded a tax benefit of approximately $1.2 million on a pre-tax loss of $3.0 million yielding an effective rate of approximately 39%. During the six months ended June 30, 2012, we recorded a tax benefit of $0.7 million on a pre-tax loss of $2.1 million resulting in an effective rate of approximately 34%.

Material Changes in Financial Condition – June 30, 2013 versus December 31, 2012

Cash was approximately $0.5 million at June 30, 2013, representing a decrease of approximately $2.2 million from December 31, 2012. Combined accrued liabilities and accounts payable decreased by approximately $0.4 million; accounts receivable increased by approximately $1.7 million; inventories were higher at June 30, 2013 by approximately $0.5 million.

Our accounts receivable increased at June 30, 2013 compared to December 31, 2012 due to orders placed during June of 2013 in anticipation of military demand expected during the third quarter, as described above in the “Material Changes in Results of Operations” sections. Our receivables are generally collected within 30 days, thus revenues recorded in the 30-day period preceding the balance sheet date significantly influence the reported balances.

Our inventory balance as of June 30, 2013 increased over the balance at December 31, 2012 by approximately $0.4 million, due primarily to a build up of work-in-process inventory in anticipation of sales during the last half of 2013.

Accounts payable and accrued expenses combined were approximately $5.1 million at June 30, 2013 versus $5.5 million at December 31, 2012, a decrease of approximately $0.4 million, primarily due to the payment of accrued bonuses during the first quarter of 2013 and offset by an accrual of legal fees in the second quarter of 2013. The amount outstanding under our line of credit, used to meet temporary working capital needs, was $1.7 million at June 30, 2013 versus $0 at December 31, 2012.

The current portion of notes payable (excluding related party notes payable) increased by approximately $7.5 million while non-current notes payable (excluding related party notes payable) decreased by $8.4 million, due primarily to the reclassification of our convertible subordinated debt to the current line item as its maturity is now within twelve months of June 30, 2013. See Liquidity and Capital Resources for further discussion of our notes payable.

Liquidity and Capital Resources

As of June 30, 2013 and December 31, 2012, we had $0.5 million and $2.7 million, respectively, of cash on hand. The major sources and uses of cash during 2013 were all in the normal course of business. At June 30, 2013, we had a net working capital deficit of approximately $8.7 million, compared to net working capital of approximately $2.1 million at December 31, 2012, since the maturity of our debt is within twelve months of June 30, 2013. Our accumulated deficit amounts to approximately $82.1 million at June 30, 2013.

Capital expenditures were approximately $0.3 million for both the six months ended June 30, 2013 and 2012. We expect to fund capital expenditures for the last half of 2013, exclusive of any acquisitions, from existing cash and operating cash flows.

CTI has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”), used to support working capital needs. The amount we may borrow from this line of credit is dependent mainly on accounts receivable and inventory balances. The line of credit expires on December 19, 2013. At June 30, 2013, there were $1.7 million of outstanding borrowings on this line of credit. At December 31, 2012, there were no outstanding borrowings on this line of credit.

CTI has two senior loans payable to TD Bank: a Term Loan and a Real Estate Loan. The Term Loan is payable in monthly principal installments of $148,000 along with monthly interest payments, plus a one-time principal payment of $6.7 million due at maturity on December 19, 2013. The Real Estate Loan is payable in monthly principal installments of $10,000, along with monthly interest payments, plus a one-time principal payment of $1.7 million due at maturity on December 19, 2013.

On July 29, 2010 we issued a Subordinated Term Loan of $8.5 million to Granite Creek Partners Agent, LLC (“Granite Creek”) that matures March 19, 2014. Interest is payable monthly at a rate of 11% per annum. No principal payments are required until maturity, at which time the entire principal of $8.5 million is due.

We were in compliance with the financial covenants related to these loans as of June 30, 2013, but we don’t anticipate being in compliance at September 30, 2013.

For the three and six months ended June 30, 2013, we had a net loss of approximately $1.3 million and $1.9 million, respectively, and for the six months ended June 30, 2013, we used approximately $2.3 million of cash in our operating activities.

In light of our secured notes payable maturing on December 19, 2013 and March 19, 2014, and our line of credit maturing on December 19, 2013 as described above, management is evaluating various possibilities, including but not limited to refinancing or restructuring our debt and raising additional capital through the issuance of common stock, preferred stock, or securities convertible into common stock. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders, may reduce the value of stockholders’ investment in the Company or may impact our stock price. There can be no assurances that we will be successful in refinancing or restructuring our debt or raising additional capital. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to refinance or restructure our debt, or otherwise meet its payment obligations under its existing arrangements.

We did not pay a dividend during the first half of 2013 and we have no plans to pay a dividend in the future.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of June 30, 2013 or December 31, 2012.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number		Description
10.1(1)		Employment Agreement between Cyalume Technologies, Inc. and Michael J. Pellicci, dated April 29, 2013.
10.2(1)		Amendment to Amended and Restated Employment Agreement between Cyalume Technologies, Inc. and Michael Bielonko, dated April 29, 2013.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Database
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith.

(1) Incorporated by reference from an exhibit to the Current Report on Form 8-K filed by the Registrant on May 1, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: August 19, 2013	By:	/s/ Zivi Nedivi
Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2013	By:	/s/ Michael Pellicci
Michael Pellicci, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number		Description
10.1(1)		Employment Agreement between Cyalume Technologies, Inc. and Michael J. Pellicci, dated April 29, 2013.
10.2(1)		Amendment to Amended and Restated Employment Agreement between Cyalume Technologies, Inc. and Michael Bielonko, dated April 29, 2013.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Database
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith.

(1) Incorporated by reference from an exhibit to the Current Report on Form 8-K filed by the Registrant on May 1, 2013.

