Form 10-Q
period 2013-09-30
Cyalume Technologies Holdings, Inc.
filed 2013-11-19
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 1, 2013, there were 20,738,260 shares outstanding of the registrant’s Common Stock, par value $.001 per share.

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Current assets:
Cash	$1,607	$2,695
Accounts receivable, net of allowance for doubtful accounts of $41 and $155, respectively	4,242	3,875
Inventories, net	11,335	9,597
Income taxes refundable	134	173
Deferred income taxes	722	652
Prepaid expenses and other current assets	980	558
Total current assets	19,020	17,550

Property, plant and equipment, net	8,604	9,177
Goodwill	7,992	8,160
Other intangible assets, net	18,390	20,190
Due from related party, net	563	3,972
Other noncurrent assets	0	28
Total assets	$54,569	$59,077
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,600	$0
Current portion of notes payable	16,919	9,734
Note payable due to related parties	2,100	0
Accounts payable	5,416	2,934
Accrued expenses	5,009	2,583
Deferred revenue	58	0
Current portion of capital lease obligation	15	14
Derivatives liability	43	169
Total current liabilities	33,160	15,434

Notes payable, net of current portion	0	8,394
Note payable due to related parties	0	2,100
Deferred income taxes	722	3,862
Asset retirement obligation	191	184
Capital lease obligation, net of current portion	10	22
Contingent legal obligation	3,941	3,806
Other noncurrent liabilities	48	0
Total liabilities	38,072	33,802

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,738,260 issued and outstanding	21	21
Additional paid-in capital	106,699	105,990
Accumulated deficit	(89,883)	(80,221)
Accumulated other comprehensive loss	(340)	(515)
Total stockholders’ equity	16,497	25,275
Total liabilities and stockholders' equity	$54,569	$59,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except shares and per share information)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2013	2012
Revenues	$7,461	$10,095
Cost of revenues	4,217	6,063
Gross profit	3,244	4,032

Other expenses (income):
Sales and marketing	1,200	1,262
General and administrative	4,411	1,679
Research and development	371	441
Interest expense, net	620	559
Interest expense – related party	122	2
Amortization of intangible assets	434	466
Provision for uncollectible receivable – related party	3,730	0
Impairment loss on intangible assets	0	281
Impairment loss on goodwill	0	47,088
Impairment loss on equipment	0	273
Legal settlement	2,038	0
Change in fair value of contingent consideration	0	19
Other expenses (income), net	45	(31)
Total other expenses	12,971	52,039

Loss before income taxes	(9,727)	(48,007)
Benefit from income taxes	(1,923)	(837)
Net loss	(7,804)	(47,170)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	199	124
Unrealized gain on cash flow hedges, net of taxes of $(14) and $(14), respectively	22	15
Other comprehensive income (loss)	221	139
Comprehensive loss	$(7,583)	$(47,031)

Net loss per common share:
Basic and diluted	$(0.38)	$(2.59)

Weighted average shares used to compute net loss per common share:
Basic and diluted	20,716,901	18,212,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except shares and per share information)

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2013	2012
Revenues	$25,006	$27,012
Cost of revenues	13,453	15,461
Gross profit	11,553	11,551

Other expenses (income):
Sales and marketing	3,650	4,229
General and administrative	9,107	5,105
Research and development	1,431	1,424
Interest expense, net	1,790	1,675
Interest expense – related party	174	18
Amortization of intangible assets	1,303	1,420
Provision for uncollectible receivable – related party	3,730	0
Impairment loss on intangible assets	875	281
Impairment loss on goodwill	168	47,088
Impairment loss on equipment	0	273
Legal settlement	2,038	0
Change in fair value of contingent consideration	0	241
Other expenses (income), net	49	(145)
Total other expenses	24,315	61,609

Loss before income taxes	(12,762)	(50,058)
Benefit from income taxes	(3,100)	(1,532)
Net loss	(9,662)	(48,526)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	105	(60)
Unrealized gain on cash flow hedges, net of taxes of $(28) and $(21), respectively	70	48
Other comprehensive income (loss)	175	(12)
Comprehensive loss	$(9,487)	(48,538)

Net loss per common share:
Basic and diluted	$(0.47)	$(2.67)

Weighted average shares used to compute net loss per common share:
Basic and diluted	20,711,352	18,192,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except shares)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2012	20,738,260	$21	$105,990	$(80,221)	$(515)	$25,275
Share-based compensation	0	0	709	0	0	709
Net loss	0	0	0	(9,662)	0	(9,662)
Other comprehensive loss	0	0	0	0	175	175
Balance at September 30, 2013	20,738,260	$21	$106,699	$(89,883)	$(340)	$16,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,662)	$(48,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	1,030	1,031
Amortization	1,839	2,044
Provision for uncollectible receivable – related party	3,730	0
Deferred income tax benefit	(3,261)	(1,677)
Stock-based compensation expense	709	262
Common stock issuance	0	56
Change in fair value of contingent consideration	0	241
Impairment loss on intangible assets	875	281
Impairment loss on goodwill	168	47,088
Impairment loss on equipment	0	273
Legal settlement	2,038	0
Other non-cash expenses	45	16
Changes in operating assets and liabilities:
Accounts receivable	(252)	(808)
Inventories	(1,701)	405
Prepaid expenses and other current assets	(494)	54
Restricted cash	0	(159)
Accounts payable and accrued liabilities	2,555	1,238
Deferred revenue	58	0
Income taxes payable	43	(160)
Net cash used in operating activities	(2,280)	1,659

Cash flows from investing activities:
Purchases of long-lived assets	(801)	(296)
Proceeds from disposal of long-lived assets	18	0
Net cash used in investing activities	(783)	(296)

Cash flows from financing activities:
Net proceeds from line of credit	3,600	900
Repayment of long-term notes payable	(1,646)	(1,463)
Repayment of related party note payable	0	(250)
Principal payments on capital lease obligations	(11)	(17)
Payments to reacquire and retire common stock	0	(131)
Payment of debt issuance costs	0	(70)
Net cash provided by (used in) financing activities	1,943	(1,031)

Effect of exchange rate changes on cash	32	(61)
Net decrease in cash	(1,088)	(1,501)
Cash, beginning of period	2,695	2,951
Cash, end of period	$1,607	$1,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION

Cyalume Technologies Holdings, Inc. (the “Company”) was organized as a blank check company under the laws of the State of Delaware on July 19, 2005. At that time, the Company was named Vector Security Intersect Acquisition Corp. On December 19, 2008, the Company acquired Cyalume Technologies, Inc. (“CTI”) and changed the corporate name to the current name. CTI is a Delaware corporation formed on March 27, 1997 with headquarters located in West Springfield, Massachusetts.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results from operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2013. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amount of such estimates, when known, may vary from these estimates.

3.	DESCRIPTION OF BUSINESS

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

For the three and nine months ended September 30, 2013, the Company had a net loss of approximately $7.8 million and $9.7 million, respectively, and for the nine months ended September 30, 2013, the Company used approximately $2.3 million of cash in its operating activities. As of September 30, 2013, the Company has an accumulated deficit of approximately $89.9 million and the Company’s unrestricted cash balance was approximately $1.6 million.

In light of the Company’s secured notes payable maturing on December 19, 2013 and March 19, 2014, and the Company’s line of credit maturing on December 19, 2013 (see Note 8), management has been evaluating various possibilities, including but not limited to refinancing or restructuring the Company’s debt and raising additional capital through the issuance of common stock, preferred stock, or securities convertible into common stock. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders, may reduce the value of stockholders’ investment in the Company or may impact the Company’s stock price. There can be no assurances that the Company will be successful in refinancing or restructuring its debt or raising additional capital. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to refinance or restructure its debt, or otherwise meet its payment obligations under its existing arrangements.

4.	IMPAIRMENT CHARGES

During the second quarter of 2013, CTS recorded a goodwill impairment loss of $168,000 and a loss on impairment of certain amortizing intangible assets of $875,000. See Note 6 for activity affecting our goodwill asset during the nine months ending September 30, 2013. See Note 13 for fair value information on these assets.

During the second quarter of 2013, management conducted an annual review of tangible and intangible assets for impairment. Before assessing whether any of our reporting units’ goodwill was impaired, we first assessed whether any non-goodwill assets were impaired. This assessment determined that the CTS patent asset was impaired by approximately $174,000, CTS trademarks and trade names were impaired by approximately $17,000, CTS customer relationships intangibles were impaired by approximately $650,000 and CTS non-compete agreements were impaired by approximately $34,000. Therefore, the Company recorded $875,000 of an impairment loss on these CTS intangible assets during the second quarter of 2013.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

5.	INVENTORIES

Inventories consist of the following (all amounts in thousands) :

	September 30, 2013 (unaudited)	December 31, 2012
Raw materials	$6,709	$6,255
Work-in-process	2,574	1,530
Finished goods	2,052	1,812
	$11,335	$9,597

6.	GOODWILL

Changes in our goodwill asset were as follows during the nine months ended September 30, 2013 (all amounts in thousands):

Balance at December 31, 2012 (1)	$8,160
Impairment loss (see Notes 4 and 13)	(168)
Balance at September 30, 2013 (2)	$7,992

(1)	Gross amount of goodwill was $67,704,000 as of December 31, 2012. Accumulated impairment losses were $59,544,000 as of December 31, 2012.

(2)	Gross amount of goodwill was $67,704,000 as of September 30, 2013. Accumulated impairment losses were $59,712,000 as of September 30, 2013.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative liabilities as of September 30, 2013 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Interest rate swaps	Derivatives liability (current liabilities)	$(43)

The derivative liabilities as of December 31, 2012 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contracts	Derivatives liability (current liabilities)	$(14)
Interest rate swaps	Derivatives liability (current liabilities)	(155)

Currency Forward Contracts

CTSAS’s functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009, and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’s exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. We report these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other expenses (income), net on our condensed consolidated statement of comprehensive loss. At September 30, 2013, we held no such currency forward contracts. See Note 13 for a description of how we estimate the fair value of these contracts.

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

Effect of Derivatives on Statement of Comprehensive Loss

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of comprehensive loss for the three months ended September 30, 2013 was as follows (all amounts in thousands):

	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(14)	$22	$0	$0
Derivatives not designated as hedging instruments:
Forward currency contracts	$0	$0	$(1)

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the three months ended September 30, 2013.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended September 30, 2013.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net in the condensed consolidated statement of comprehensive loss for the three months ended September 30, 2013.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2013 was as follows (all amounts in thousands):

	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(42)	$70	$0	$0
Derivatives not designated as hedging instruments:
Forward currency contracts	$0	$0	$14

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the nine months ended September 30, 2013.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the nine months ended September 30, 2013.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other expenses (income), net in the condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2013.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

8.	DEBT

Line of Credit

CTI has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank, used to support working capital needs. The amount we may borrow from this line of credit is dependent mainly on accounts receivable and inventory balances. The line of credit expires on December 19, 2013. At September 30, 2013, there were $3.6 million of outstanding borrowings on this line of credit. At December 31, 2012, there were no outstanding borrowings on this line of credit.

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

Outstanding notes payable, excluding a note payable to a related party described in Note 10, consist of (all amounts in thousands):

	September 30,	December 31,
	2013 (unaudited)	2012
Senior Debt - Term Loan	$6,967	$8,519
Senior Debt - Real Estate Loan	1,709	1,804
Subordinated Term Loan	8,500	8,500
Total	17,176	18,823
Less: Unamortized debt issuance costs	(257)	(695)
Less: Current portion of notes payable, including current portion of unamortized debt discount	(16,919)	(9,734)
Notes payable, net of current portion	$0	$8,394

Debt issuance costs are amortized to interest expense using the effective interest method over the life of the loan.

9.	INCOME TAXES

The effective tax rates for the three months ended September 30, 2013 and September 30, 2012 were approximately 20% and 2%, respectively, compared to the federal statutory rate of 34%. The effective tax rates for the nine months ended September 30, 2013 and September 30, 2012 were approximately 24% and 3%, respectively, compared to the federal statutory rate of 34%. The Company increased its valuation allowance during the three and nine months ended September 30, 2013 by approximately $1.8 million due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized. The Company has a valuation allowance of approximately $5.7 million as of September 30, 2013 against deferred tax assets generated primarily as a result of foreign tax credits. The 2012 effective rate differed from the statutory rate primarily due to the 2012 goodwill impairment.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

10.	RELATED PARTY TRANSACTIONS

Lease Agreement, Note Payable and Board Member Management Agreement

Lease Agreement and Note Payable

CSP leases industrial-use property in Bound Brook, New Jersey, U.S.A. from Brook Industrial Park, LLC, an entity that is controlled by an employee of CSP who is also an owner of a significant amount of our common shares and is one of our board members. The lease ends on August 31, 2016, with extension options available, and requires lease payments of $24,000 per month from September 1, 2011 through August 31, 2013; thereafter, the monthly lease payments were adjusted to reflect the changes of average cost per square foot as reported by Newmark Knight and Frank in their 2nd Quarter 2013 New Jersey Industrial Market Report, Average Asking Rate for Somerset County to approximately $30,000 per month beginning September 1, 2013.

This same related party controls JFC Technologies, LLC (“JFC”). In December 2012, we entered into a $2.1 million unsecured promissory note with JFC. The note accrues interest initially at the rate of 5% per annum. If payments have not begun on the unsecured promissory note by December 31, 2013, the interest rate increases by 1% per month beginning on January 1, 2014, up to a maximum rate of 11% (the increased rate is retroactive to the initial issuance date for a total maximum interest expense amount of $346,500 through the maturity date). The unsecured promissory note is payable in full on the earlier of June 30, 2014 or upon the refinancing of our existing indebtedness (subject to the availability of at least $5.0 million in available credit after such repayment). Interest expense at the maximum rate of 11% retroactive to the initial issuance date on this note totaled approximately $173,000 in the nine months ended September 30, 2013. No principal or interest payments have been made on this note.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and diluted:
Net loss (in thousands)	$(7,804)	$(47,170)	$(9,662)	$(48,526)
Weighted average shares	20,716,901	18,212,618	20,711,352	18,192,805
Basic and diluted loss per common share	$(0.38)	$(2.59)	$(0.47)	$(2.67)

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options and warrants	3,226,186	2,479,937	3,226,186	1,033,833
Restricted stock	23,024	50,321	22,704	72,784
Convertible debt	2,666,667	2,666,667	2,666,667	2,666,667

12.	COMMITMENTS AND CONTINGENCIES

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

Although we have appealed the final judgment, we previously recorded a contingent legal obligation in the full amount of the final ruling (approximately $3.9 million). Since the Former Owners (i) retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (ii) are related parties under U.S. GAAP due to their ownership interest in us and their membership on our board of directors, the Company recorded approximately $4.3 million, which includes the $3.9 million contingent legal obligation and other costs incurred while litigating Civil Action No. 06-706, within due from related party, net on the condensed consolidated balance sheet as of September 30, 2013. This due from related party, net amount is offset by an allowance of approximately $3.7 million as of September 30, 2013, which is recorded on the provision for uncollectible receivable – related party line item on the Company’s condensed consolidated statements of comprehensive loss. The overall due from related party, net amount is approximately $563,000 as of September 30, 2013. In connection with certain financial transactions being negotiated by the Company, management expects a modification to an indemnification agreement limiting the collectible amount of this related party receivable to approximately $563,000.

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

On June 15, 2012, we received a copy of a demand for arbitration filed by Mr. Colon with the American Arbitration Association. The demand alleges, among other things, that CTI had constructively terminated Mr. Colon’s employment without cause and that Cyalume and CTI had breached certain provisions of the SPA. Mr. Colon seeks, among other things, payment of the maximum potential contingent consideration amount of $5.75 million, payment of salary, wages, bonuses and benefits pursuant to Mr. Colon’s employment agreement with CTI, and reimbursement of his attorneys’ fees and costs related to this matter.

Cyalume and CTI considered the allegations in the Demand for Arbitration by Mr. Colon to be without merit and, in addition, the position of Cyalume and CTI was that Mr. Colon was not constructively terminated. On August 17, 2012, Mr. Colon filed a Complaint in Federal Court and on September 11, 2012, he filed to have the arbitration withdrawn. In addition, on September 11, 2012, Mr. Colon chose to cease working for us.

CTI filed a Motion to Dismiss the Complaint in Federal Court and to compel the controversy to arbitration before the American Arbitration Association. The District Court for the District of Delaware held a hearing on January 23, 2013, at which it dismissed the Complaint in Federal Court without prejudice and indicated that the arbitration should proceed. On September 23, 2013, the parties entered into an agreement to resolve this matter, the terms of which call for the Company to make a series of payments over five years to Mr. Colon and to transfer a property located in Colorado Springs, CO to Mr. Colon. The property was originally acquired by the Company at the time of the CTS acquisition on December 22, 2011.

Commitments to Related Parties

See Note 10 for descriptions of a lease agreement, a note payable and a management agreement with related parties.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at September 30, 2013 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps (see Note 7) (1)	$0	$(43)	$0	$(43)
	$0	$(43)	$0	$(43)

(1)	The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date (an income approach).

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2012 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Interest rate swaps (see Note 7)	$0	$(155)	$0	$(155)
Currency forward contract (see Note 7)	0	(14)	0	(14)
	$0	$(169)	$0	$(169)

We did not transfer any assets or liabilities between Levels 1, 2 or 3 during the nine months ended September 30, 2013. Any such transfer would be based on a review of the inputs used that are significant to the fair value measurement of that asset or liability.

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

Our contingent consideration liability resulting from our acquisition of CTS is our only asset or liability that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The fair value of that liability was $0 as of September 30, 2013 and December 31, 2012 and there were no increases or decreases in its fair value during the nine months ended September 30, 2013. The only significant unobservable inputs used in the fair value measurement of this liability is the estimated gross margin (revenues less cost of revenues) for the cumulative calendar years 2012 and 2013, which was estimated to be $3.0 million as of December 31, 2012 and $2.0 million as of September 30, 2013. The maximum payout under this arrangement occurs when the estimated gross margin is $8.5 million; at such an amount, the fair value of this liability would be $5.0 million as of September 30, 2013. Because the estimated cumulative gross margin was well below $6.0 million as of September 30, 2013, the fair value of this liability was $0 as of September 30, 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the second quarter of 2013, the following assets, all of which are Level 3 assets, were identified as impaired and were adjusted to their fair values (in thousands of dollars) (see also Notes 4 and 6):

	Cyalume Reporting Unit (1)	Loss Recognized	Fair Value
Goodwill (2)	Training	$168	$0
Patents (3)	Training	174	17
Trademarks and trade name (4)	Training	17	0
Non-compete agreements (5)	Training	34	0
Customer Relationships (6)	Training	650	60

(1)	We are managed as one operating segment with four reporting units: Chemical Light (the operations of CTI and CTSAS), Training (the operations of CTS), Specialty Products (the operations of CSP) and Other (the operations of CRI and the parent company Cyalume Technologies Holdings, Inc.). Both Chemical Lights’ goodwill and Specialty Products’ goodwill was not considered to be impaired and our Other reporting unit does not have a goodwill asset.

(2)	The fair value of the impaired goodwill asset was determined calculating the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities and utilized present value techniques utilizing each reporting unit’s forecasted after-tax cash flows.

(3)	The fair value of the impaired patent asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the patents, net of estimated income taxes (an income approach).

 Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(4)	The fair value of the impaired trademarks and trade names asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the trademarks and trade names, net of estimated income taxes (an income approach).

(5)	The fair value of the impaired non-compete agreement asset was determined using the “comparative business valuation” method, which compares the present value of two streams of the reporting unit’s estimated future cash flows; one stream assuming the non-compete agreements are in place and the other stream assuming the agreements are not in place (an income approach).

(6)	The fair value of the customer relationships was determined using a multi-period excess earning method (an income approach), with key inputs being estimated customer attrition rates, revenue growth rates and a risk-adjusted discount rate.

14.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands) :

	Nine Months Ended September 30,
	2013	2012
Interest	$1,250	$1,346
Income taxes	120	345

Non-Cash Investing and Financing Activities (all amounts in thousands) :

	Nine Months Ended September 30,
	2013	2012
Litigation award payable accounted for as a receivable due from related party	$134	$134
Adjustment to the fair value of warrants issued in July 2010 in conjunction with issuance of subordinated term loan	0	94
Adjustment to goodwill acquired and contingent consideration incurred in the acquisition of CTS due to the finalization of the fair value of the contingent consideration	0	166
Adjustment to goodwill acquired and deferred tax liability incurred in the acquisition of CTS due to the finalization of the fair value of the business combination	0	64
Adjustment to CTS goodwill due to the reduction of its deferred tax liability associated with the impairment of identified intangible assets	0	183

15.	NEW ACCOUNTING PRONOUNCEMENTS

There are no recently-issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Unless the content otherwise requires, all references to "we", "us", the “Company" or “Cyalume" in this Quarterly Report on Form 10-Q refers to Cyalume Technologies Holdings, Inc.

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

We maintain principal executive offices at 96 Windsor Street, West Springfield, Massachusetts 01089. We have two direct U.S.-based subsidiaries: Cyalume Technologies, Inc. (“CTI”) and Cyalume Specialty Products, Inc. (“CSP”). CTI is located in West Springfield, Massachusetts and CSP is located in Bound Brook, New Jersey. CTI has one non-U.S.-based subsidiary, Cyalume Technologies, SAS (“CTSAS”), located in Aix-en-Provence, France, and two U.S.-based subsidiaries, Cyalume Realty, Inc. (“CRI”) and Combat Training Solutions, Inc. (“CTS”) , based in West Springfield, Massachusetts. We manufacture products in the West Springfield, Bound Brook, and Aix-en-Provence locations.

Impairment Charges

During the quarter ended June 30, 2013, CTS recorded a goodwill impairment loss of $168,000 and a loss on impairment of certain amortizing intangible assets of $875,000. See Note 6 in our Notes to Condensed Consolidated Financial Statements for activity affecting our goodwill asset during the nine months ending September 30, 2013. See Note 13 for fair value information on these assets.

During the second quarter of 2013, management conducted an annual review of tangible and intangible assets for impairment. Before assessing whether any of our reporting units’ goodwill was impaired, we first assessed whether any non-goodwill assets were impaired. This assessment determined that the CTS patent asset was impaired by approximately $174,000, CTS trademarks and trade names were impaired by approximately $17,000, CTS customer relationships intangibles were impaired by approximately $650,000 and CTS non-compete agreements were impaired by approximately $34,000. Therefore, the Company recorded $875,000 of an impairment loss on these CTS intangible assets during the three months ended June 30, 2013.

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

Material Changes in Results of Operations – 3 Months Ended September 30, 2013 versus the 3 Months Ended September 30, 2012

Revenues during the third quarter of 2013 and 2012 were as follows:

Category ($ in millions)	2013	2012	Change
Chemical Light	$3.7	$6.8	$(3.1)
Ammunition	0.0	0.5	(0.5)
Training and Simulation	1.3	0.7	0.6
Specialty Products	2.5	2.1	0.4
Total	$7.5	$10.1	$(2.6)

During the third quarter of 2013, Chemical Light revenues decreased by approximately $3.1 million compared to the comparable period of the prior year, primarily due to sequestration and the U.S. government shutdown, and as a result of increased orders by our primary distributor that supplies the U.S. Military occurring during the month of June 2013. These orders included several large stocking orders which were placed during the second quarter in anticipation of military demand expected during the third quarter. Ammunition revenue for 2013 is lower than the prior year as we are in between contracts for military training rounds utilizing our technology. Production for the next program, the 40mm low-velocity round, is now expected to start during the second half of 2014. The completion of the contracting process between the Military and the prime contractor is taking longer than anticipated. Specialty Products revenue grew by approximately $0.4 million over the prior year due to increased sales to existing customers as well as sales to new customers.

Cost of goods sold during the third quarter of 2013 and the third quarter of 2012 was approximately $4.2 and $6.0 million. The drop in gross profit was primarily attributable to the decrease in sales versus the prior period. The gross margin for the third quarter of 2013 was 43.5% versus 39.9% for the third quarter of 2012. The increase in gross margin during 2013 is due to higher-margin product mix changes between the years.

Sales and marketing expenses during the third quarter of 2013 were approximately $1.2 million versus $1.3 million for the third quarter of 2012, a slight decrease that was attributable primarily to a decline in travel expense incurred.

General and administrative expenses for the third quarter of 2013 were approximately $4.4 million versus $1.7 million for the prior year, or an increase of approximately $2.7 million. A large component of this increase was due to approximately $1.7 million of additional legal fees and consulting expenses incurred in connection with a legal settlement, as discussed in Note 12 of our Notes to Condensed Consolidated Financial Statements. We also incurred approximately $0.5 million of non-recurring refinancing related costs during the three months ended September 30, 2013. Incremental transition expenses for our corporate office move to Florida includes additional rent and office related expenses, as well as incremental travel and personnel related expenses for additional management positions added, which in some cases will overlap with existing management positions until the end of the year. These incremental transition expenses also contribute to the increase in general and administrative expenses over the same period of the prior year.

Research and development expenses were approximately $0.4 million for both the third quarter of 2013 and 2012.

Provision for uncollectible receivable - related party relates to a previously recorded contingent legal obligation (approximately $3.9 million). We previously recorded a related party receivable for approximately $4.3 million, which includes the $3.9 million contingent legal obligation and other costs incurred while litigating Civil Action No. 06-706, within due from related party, net on the Condensed Consolidated Balance Sheet as of September 30, 2013. This due from related party, net amount is offset by an allowance of approximately $3.7 million as of September 30, 2013 as recorded on the Company’s provision for uncollectible receivable – related party line item on the Condensed Consolidated Statements of Comprehensive Loss.  The overall due from related party, net amount is approximately $563,000 as of September 30, 2013.  In connection with certain financial transactions being negotiated and which we expect to become effective, we expect a modification to an indemnification agreement limiting the collectible amount of this related party receivable to approximately $563,000.

On September 23, 2013, we entered into an agreement to resolve the legal matter “Arbitration with Former Employee”, described in Note 12 of our Notes to Condensed Consolidated Financial Statements, the terms of which call for us to make a series of payments over five years and to transfer a property located in Colorado Springs, CO. The property was originally acquired by the Company at the time of the CTS acquisition on December 22, 2011 and the total legal settlement amount is approximately $2.0 million, as recorded within our Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2013.

During the third quarter of 2013, we recorded a tax benefit of approximately $1.9 million on a pre-tax loss of $9.7 million yielding an effective rate of approximately 20%. During the third quarter of 2012, we recorded a tax benefit of $0.8 million on a pre-tax loss of $48.0 million resulting in an effective rate of approximately 2%. The lower effective rate for the three months ended September 30, 2013, as compared to the federal statutory rate of 34%, relates primarily to the benefit from income taxes not being impacted by the provision for the uncollectible related party receivable and the legal settlement amount recorded. The lower effective tax rate during the three months ended September 30, 2012 is primarily the result of the benefit from income taxes not being impacted by the impairment loss recognized during the third quarter of 2012.

Material Changes in Results of Operations – 9 Months Ended September 30, 2013 versus the 9 Months Ended September 30, 2012

Revenues for the nine months ended September 30, 2013 of $25.0 million decreased by approximately $2.0 million over the prior year, as shown in the following table.

Category ($ in millions)	2013	2012	Change
Chemical Light	$15.9	$16.9	$(1.0)
Ammunition	0.1	2.1	(2.0)
Training and Simulation	1.9	2.1	(0.2)
Specialty Products	7.1	5.9	1.2
Total	$25.0	$27.0	$(2.0)

During the nine months ended September 30, 2013, Chemical Light revenues slightly decreased compared to the comparable period of the prior year primarily as a result of decreased orders by the Company’s largest customer base. Ammunition revenue for 2013 is lower than the prior year as we are in between contracts for military training rounds utilizing our technology. Production for the next program, the 40mm low-velocity round, is expected to start during the second half of 2014. Specialty Products revenue grew by approximately $1.2 million over the prior year due to increased sales to existing customers as well as sales to new customers.

Cost of goods sold for 2013 of approximately $13.4 million decreased from the prior year amount of $15.4 million, primarily as a result of decreased sales.

Sales and marketing expenses during 2013 were approximately $3.7 million versus $4.2 million for the nine months ended September 30, 2012, a decrease of approximately $0.6 million. Approximately $0.4 million of this difference relates to severance for two former sales executives during 2012 and approximately $0.1 million relates to the recovery of a receivable that had been previously reserved.

General and administrative expenses for the nine months ended September 30, 2013 were approximately $9.1 million versus $5.1 million for the prior year, or an increase of approximately $4.0 million. A large component of this increase was due to approximately $2.5 million of additional legal fees and consulting expenses incurred in connection with a legal settlement, as discussed in Note 12 of our Notes to Condensed Consolidated Financial Statements. We also incurred approximately $0.5 million of non-recurring refinancing related costs, in addition to incremental transition expenses for our corporate office move to Florida. These incremental transition expenses include additional rent and office related expenses, as well as incremental travel and personnel related expenses for additional management positions added, which in some cases will overlap with existing management positions until the end of the year.

Research and development expenses were approximately $1.4 million for both the nine months ended September 30, 2013 and 2012.

Provision for uncollectible receivable - related party relates to a previously recorded contingent legal obligation (approximately $3.9 million). We previously recorded a related party receivable for approximately $4.3 million, which includes the $3.9 million contingent legal obligation and other costs incurred while litigating Civil Action No. 06-706, within due from related party, net on the Condensed Consolidated Balance Sheet as of September 30, 2013. This due from related party, net amount is offset by an allowance of approximately $3.7 million as of September 30, 2013 as recorded on the Company’s provision for uncollectible receivable – related party line item on the Condensed Consolidated Statements of Comprehensive Loss.  The overall due from related party, net amount is approximately $563,000 as of September 30, 2013.  In connection with certain financial transactions being negotiated, we expect a modification to an indemnification agreement limiting the collectible amount of this related party receivable to approximately $563,000.

On September 23, 2013, we entered into an agreement to resolve a legal matter, the terms of which call for us to make a series of payments over five years and to transfer a property located in Colorado Springs, CO. The property was originally acquired by the Company at the time of the CTS acquisition on December 22, 2011 and the total legal settlement amount is approximately $2.0 million, as recorded within our Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2013.

The change in fair value of contingent consideration is driven by changes in the fair value of the contingent consideration liabilities that resulted from the acquisitions of CSP and CTS. There was no change in the value of contingent consideration during the nine months ended September 30, 2013. The prior year change in the fair value of contingent consideration of approximately $0.2 million related to (i) the settlement of the CSP-related contingent consideration liability in December 2012 and (ii) the reduction of the CTS-related contingent consideration liability to zero in September 2012, resulting in no change in its fair value since that time.

During the nine months ended September 30, 2013, we recorded a tax benefit of approximately $3.1 million on a pre-tax loss of $12.8 million yielding an effective rate of approximately 24%. During the nine months ended September 30, 2012, we recorded a tax benefit of $1.5 million on a pre-tax loss of $50.1 million resulting in an effective rate of approximately 3%.

Material Changes in Financial Condition –September 30, 2013 versus December 31, 2012

Cash was approximately $1.6 million at September 30, 2013, representing a decrease of approximately $1.1 million from December 31, 2012. Combined accrued liabilities and accounts payable increased by approximately $4.9 million; accounts receivable increased by approximately $0.4 million; inventories were higher at September 30, 2013 by approximately $1.7 million.

Our accounts receivable increased at September 30, 2013 compared to December 31, 2012 due to orders placed during September of 2013. Our receivables are generally collected within 30 days, thus revenues recorded in the 30-day period preceding the balance sheet date significantly influence the reported balances.

Our inventory balance as of September 30, 2013 increased over the balance at December 31, 2012 by approximately $1.7 million, due primarily to an increase of raw materials inventory and manufacturing variances from under-absorbed overhead due to lower production.

Accounts payable and accrued expenses combined were approximately $10.4 million at September 30, 2013 versus $5.5 million at December 31, 2012, an increase of approximately $4.9 million, primarily due to additional legal costs of approximately $2.5 million and a legal settlement of approximately $2.0 million relating to the “Arbitration with Former Employee” as described in Note 12 of the accompanying Condensed Consolidated Financial Statements. The amount outstanding under our line of credit, used to meet temporary working capital needs, was $3.6 million at September 30, 2013 versus $0 at December 31, 2012.

The current portion of notes payable (excluding related party notes payable) increased by approximately $7.2 million while non-current notes payable (excluding related party notes payable) decreased by $8.4 million, due primarily to the reclassification of our convertible subordinated debt to the current line item as its maturity is now within twelve months of September 30, 2013. See Liquidity and Capital Resources for further discussion of our notes payable.

Liquidity and Capital Resources

As of September 30, 2013 and December 31, 2012, we had $1.6 million and $2.7 million, respectively, of cash on hand. The major sources and uses of cash during 2013 were all in the normal course of business. At September 30, 2013, we had a net working capital deficit of approximately $14.1 million, compared to net working capital of approximately $2.1 million at December 31, 2012, since the maturity of our debt is within twelve months of September 30, 2013. Our accumulated deficit amounts to approximately $89.9 million at September 30, 2013.

Capital expenditures were approximately $0.8 and $0.3 million for the nine months ended September 30, 2013 and 2012. We expect to fund capital expenditures for the remainder of 2013, exclusive of any acquisitions, from existing cash and operating cash flows.

CTI has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”), used to support working capital needs. The amount we may borrow from this line of credit is dependent mainly on accounts receivable and inventory balances. The line of credit expires on December 19, 2013. At September 30, 2013, there were $3.6 million of outstanding borrowings on this line of credit. At December 31, 2012, there were no outstanding borrowings on this line of credit.

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

In conjunction with the refinancing of our debt, the lenders have waived the covenant requirements for September 30, 2013.

For the three and nine months ended September 30, 2013, we had a net loss of approximately $7.8 million and $9.7 million, respectively, and for the nine months ended September 30, 2013, we used approximately $2.3 million of cash in our operating activities.

In light of our secured notes payable maturing on December 19, 2013 and March 19, 2014, and our line of credit maturing on December 19, 2013 as described above, management has been evaluating various possibilities, including but not limited to refinancing or restructuring our debt and raising additional capital through the issuance of common stock, preferred stock, or securities convertible into common stock. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders, may reduce the value of stockholders’ investment in the Company or may impact our stock price. There can be no assurances that we will be successful in refinancing or restructuring our debt or raising additional capital. Our Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to refinance or restructure our debt, or otherwise meet its payment obligations under its existing arrangements.

We did not pay a dividend during the first nine months of 2013 and we have no plans to pay a dividend in the future.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positionstaken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of September 30, 2013 or December 31, 2012.

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

Intangible Assets

Intangible assets include developed technologies and patents, customer relationships, customer backlog, non-compete agreements and certain trade names, which are amortized over their estimated useful lives. The carrying amounts of intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. Additionally, the carrying amounts of non-amortizing intangible assets are reviewed for impairment annually. Costs incurred to register new patents or defend existing patents are capitalized while costs to renew or extend the term of intangible assets are expensed when incurred.

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

Contingent Consideration

We purchased CTS using a combination of cash, common stock and contingent consideration. The contingent consideration represents the present value of payments expected to be made in 2014 to the sellers of the businesses following the achievement of certain financial performance targets in 2012 and 2013. The contingent consideration is updated to fair value at the end of each reporting period and as of September 30, 2013, that fair value is at zero.

Considerable judgment has been applied by management when estimating the fair value of the contingent consideration. The contingent consideration liabilities’ fair value is determined by calculating the present value of the estimated liability that is expected to be paid in the future. This requires the use of (i) estimated future discount rates and (ii) hypothetical scenarios in which the consideration could be earned and weighting those scenarios based on our expectations that those scenarios will actually occur. Such assumptions may not reflect actual future results.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

CTI filed a Motion to Dismiss the Complaint in Federal Court and to compel the controversy to arbitration before the American Arbitration Association. The District Court for the District of Delaware held a hearing on January 23, 2013, at which it dismissed the Complaint in Federal Court without prejudice and indicated that the arbitration should proceed. On September 23, 2013, the parties entered into an agreement to resolve this matter, the terms of which call for the Company to make a series of payments over five years to Mr. Colon and to transfer a property located in Colorado Springs, CO to Mr. Colon. The property was originally acquired by the Company at the time of the CTS acquisition on December 22, 2011.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None .

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number		Description
10.1 (1)		Employment Agreement between Cyalume Technologies, Inc. and Michael J. Pellicci, dated April 29, 2013.
10.2 (1)		Amendment to Amended and Restated Employment Agreement between Cyalume Technologies, Inc. and Michael Bielonko, dated April 29, 2013.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Database
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

(1) Incorporated by reference from an exhibit to the Current Report on Form 8-K filed by the Registrant on May 1, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: November 19, 2013	By:	/s/ Zivi Nedivi
Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2013	By:	/s/ Michael Bielonko
Michael Bielonko, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number		Description
10.1 (1)		Employment Agreement between Cyalume Technologies, Inc. and Michael J. Pellicci, dated April 29, 2013.
10.2 (1)		Amendment to Amended and Restated Employment Agreement between Cyalume Technologies, Inc. and Michael Bielonko, dated April 29, 2013.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Database
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

(1) Incorporated by reference from an exhibit to the Current Report on Form 8-K filed by the Registrant on May 1, 2013.

