Form 10-K
period 2013-12-31
Cyalume Technologies Holdings, Inc.
filed 2014-04-15
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from – to -

Commission File Number 000-52247

Cyalume Technologies Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3200738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 SE 17th Street, Suite 300, Fort Lauderdale, Florida 33316
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (954) 315-4939

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (8,615,476 shares) based on the last reported sale price of the registrant’s Common Stock on the OTCBB on June 30, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $15,938,631. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2014, there were outstanding 21,157,936 shares of the registrant’s Common Stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2014 Annual Meeting of Shareholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Items 10 through 14 of this Form 10-K.

CYALUME TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2013

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

Our securities are currently quoted on the Over-The-Counter Bulletin Board (symbol: CYLU).

We maintain principal executive offices at 910 SE 17th Street, Suite 300, Fort Lauderdale, Florida 33316. Our telephone number is (954) 315-4939. The various reports we file with the SEC, including annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, and current reports on Form 8-K are available on our website (www.cyalume.com) free of charge. Our website also contains the charters for the Audit, Nominating and Compensation Committees of the Board of Directors as well as our Code of Conduct and Ethics and our Insider Trading Policy. The documents are also available free of charge from our Corporate Secretary at our executive offices.

Overall Approach

Our primary focus is providing tactical and training solutions to the military of the United States, and other select countries, through both products and services. We manufacture chemical light, reflective and battlefield effects simulator products while our services include planning and implementing tactical training exercises simulating real-world experiences. We also sell products into the law enforcement, commercial, and other markets. In addition, we provide specialty chemical products to the defense, pharmaceutical, cosmetic and other markets. We employ the following strategies to seek to provide for long-term success.

•	Utilizing Patent Protection. We have and expect to continue to pursue patent protection of developed technology, and to aggressively defend against violations of our patents.

•	Making Environmentally Friendly and Safe to Use Products. Our products are designed to be effective, safe to use and friendly to the environment. Chemicals used in our chemical light products are non-toxic and phthalate free.

•	Increasing Product Diversification. We intend to continue to diversify into additional products and applications utilizing current technology and technology now under development. Product diversification allows us to present a more complete line of products that meet current and projected user needs, as well as reducing dependence on a relatively small number of products for financial and competitive success.

•	Continually Improving Products and Performance. We are committed to product improvement and rely on a dedicated in-house team of highly experienced engineers and chemists who are complemented on an as needed basis by third-party expertise.

•	Pursuing Strategic Partnering and Acquisitions. We actively seek partners who can help us advance our technologies or introduce products to the market, especially where established partners may help us attain faster market penetration. In addition, we are seeking additional businesses to acquire that will complement our existing products and further strengthen our ability to achieve profitable growth.

Products and Services

We primarily provide products of four general types: those producing chemical light; those that have reflective qualities; those that simulate battlefield devices; and specialty chemicals.

•	Products producing chemical light rely on a chemical reaction known as chemiluminescence. The base product is known as a ‘‘light stick’’ and is typically 6 inches in length. A light stick is a translucent flexible plastic tube that is partly filled with one chemical ingredient and also with a glass container (‘‘ampoule’’) that contains a complementary reactive chemical. When the tube is bent enough to break the glass ampoule, the chemicals contained within the plastic tube mix and light is generated. Chemiluminescent products come in varying shapes, sizes and functions and provide light in different colors, intensities and durations. These include:

o	Light sticks that come in lengths ranging from 1.5 inches to 15 inches, and having durations for specified light output that range from 5 minutes to 24 hours. Colors emitted include red, blue, white, yellow, green, orange and infrared.
o	Components to training and tactical ammunition that provide day/night marking and illumination capabilities. Day/night marking rounds increase the effectiveness of weapons training by providing a night-time training ability where, in many cases, one did not exist before. Chemical light munitions are preferable to traditional tracer or training rounds for two reasons. Traditional tracer or pyrotechnic training munitions contain fire-producing elements that can start range fires. Additionally, traditional tracer or pyrotechnic training munitions experience ‘‘duds’’, or unexploded rounds. These unexploded rounds present future safety hazards and must be found and defused. Chemical light training ammunition payloads cannot start range fires and do not represent future safety hazards from unexploded rounds, making their use not only more economical but safer for military personnel.

•	Reflective products include items such as patches that can reflect white light or infrared light and reflective safety belts. Products such as safety belts are worn by soldiers conducting physical training or night exercises. These belts both reflect direct light back and retain light energy for a short period of time so they continue to ‘‘glow’’ after the light source is removed.

•	Our battlefield effects simulator devices are designed to safely simulate the life threatening devices soldiers encounter on the battlefield. These include: pipe bombs, improvised explosive devices (“IED”), landmines, hand grenades and suicide bomber vests.

•	Our specialty chemical products support a wide variety of applications in the pharmaceutical, cosmetic, defense and nutritional supplements industries. Products also include certain components used in the manufacture of our chemical light products.

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

Markets

•	Chemical Light

The chemical light market accounted for approximately 61% of total revenues in 2013 and 67% in 2012. We primarily sell chemiluminescent devices, primarily light sticks in varying colors, lengths and durations of light output, as well as flat chemiluminescent disks and reflective patches and belts. The primary users of these products and services are the U.S. Military and European militaries participating in the NSPA (the “NATO Support Agency”, f/k/a the NATO Maintenance and Supply Agency (“NAMSA”)).

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

The ammunition market accounted for negligible revenues in 2013 and approximately 6% of total revenues in 2012. These revenues represent sales of chemiluminescent payloads and components that are incorporated into training ammunition.

Critical events, risks and uncertainties regarding the ammunition market include the expansion and acceptance of the existing products to the United States military and other foreign militaries.

•	Training & Simulation

The training & simulation markets represented approximately 7% of total revenues in both 2013 and 2012. We sell battlefield effects simulator devices and training services.

The critical risks and uncertainties in the training & simulation market include the level of budgetary funds available for such products and training; maintaining a stable of products considered relevant to current real world experiences and competitors seeking to expand their markets.

•	Specialty Products

Through CSP, we provide specialty chemicals to a variety of customers including chemical, defense, cosmetic, nutritional supplement and pharmaceutical companies. For 2013 and 2012, these revenues represented approximately 32% and 21% of total revenues, respectively.

Critical risks include our ability to continue to provide existing and new products at competitive prices while adding value to our customers that will help distinguish us from competitors.

For additional risks refer to Item 1A, Risk Factors.

Customers and Concentrations

•	Chemical Light: We depend significantly on long-term contracts with two key customers: LC Industries (“LCI”) and NSPA.

•	LC Industries

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

Our contract with LCI was entered into June 1, 2004 and had an initial term of five years, followed by three automatic five-year renewal terms unless the agreement is cancelled. This contract was renewed in 2009 for another five year period and we currently expect that the contract will renew again in 2014. The contract between LCI and the U.S. military is an IDIQ contract (indefinite demand, indefinite quantity) with fixed prices subject to annual renegotiation. Through our agreement with LCI, we share in any price increases received by LCI. Revenues through LCI accounted for approximately 23% of total revenues in 2013 and 28% in 2012.

•	NSPA

We have a direct contract with NSPA, the administrative services arm serving the non-U.S. NATO countries. NSPA re-awarded the contract to us in November 2013. The base contract period is for three years and NSPA has the option to extend for another two years. The contract contains provisions for pricing escalations. Revenues through NSPA accounted for just under 10% of total revenues in 2013 and approximately 12% in 2011.

•	Ammunition: No individual customer accounted for sales in either 2013 or 2012 that exceeded 10% of total revenues.

•	Training & Simulation: No individual customer accounted for sales in either 2013 or 2012 that exceeded 10% of total revenues.

•	Specialty Products: Sales are made to a variety of customers in the various markets served, none of which individually represented more than 10% of total revenues in either 2013 or 2012.

Revenues to customers outside the United States represented approximately 32% and 28% of our total revenues for the years ended December 31, 2013 and 2012, respectively.

Sales and Marketing

For the chemical light market, we sell primarily through distributors such as NSPA and LCI. We have found this to be an efficient and effective model. Accordingly, we utilize the abilities of distributors who have established key relations with end-users, rather than attempting to sell directly to consumers. The distributors take deliveries from us and then resell our products through their distribution networks to third-party customers, thereby expanding the market for our products at minimal cost to us. In the ammunition market, we generally sell directly to the prime contractor having the direct contract with the military. For our specialty products, we generally sell directly to the manufacturer who produces the final end-product.

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

Competition

For chemical light products for the military, we believe that we have no direct major competitors and that our products are the only ones that currently meet official U.S. and NSPA military specifications. There are several Asian manufacturers, primarily producing novelty products, which attempt to sell their products directly as meeting military specifications. We are not aware of any competitor having submitted quantifiable data to the U.S. DOD or NSPA which demonstrates that the competitors’ products meet current military specifications. In these cases we rely on the appropriate U.S. and NSPA agency offices to inspect and reject such products as being non-compliant. We maintain an active program of monitoring such behavior and bringing any such actions to the attention of the appropriate agency personnel. Nonetheless, we expect competition in this market to continue to increase. In the recent tender process whereby NSPA awarded us another long-term contract, we became aware of an additional competitor seeking the award.

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

In the training & simulation market we compete with a number of firms. We focus on specific niches as a subcontractor to a prime contractor and focus on being flexible and responsive to the prime contractor’s needs.

In markets where we compete with our specialty products, we focus on value-added applications utilizing our in-house research and development (“R&D”) expertise to work directly with the customer and generally seek to avoid applications representing pure commodity type sales.

Employees

As of December 31, 2013, we had 148 full-time employees and 42 on-call part-time employees for participating in training simulations as needed. We operate in local labor markets that provide an adequate supply of labor to compensate for any turnover. We are not party to any collective bargaining agreements, have not experienced any work stoppages and consider our relationship with employees to be sound.

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

The CTI West Springfield facility currently purchases most of its materials, including chemicals, plastics and glass, domestically, including a number of chemicals from CSP. The CTSAS Aix-en-Provence facility purchases most of its chemicals from our West Springfield facility after they have been modified for specific applications. CTSAS purchases its glass, plastics and most other materials from within the European community. CSP purchases its raw materials from both domestic and foreign sources.

Research and Development

We have active research and development groups with full-time chemists and engineers at both the West Springfield and Bound Brook facilities. Additionally, we utilize consultants as needed for specific projects. Our research and development group is focused on maintaining the high level of quality of existing products, developing improvements to existing products, and developing new technologies and products with viable commercial applications. We maintain an active program of soliciting feedback and ideas from end-users of products. We incurred research and development expense of approximately $1.9 million and $2.0 million during the years ended December 31, 2013 and 2012, respectively. Additionally, we incurred approximately $0.4 million in capitalized costs for filing patents in both 2013 and 2012.

Intellectual Property

We rely on the ability to develop patentable technology to help ensure the commercial success of products and technology. Once patents are issued, we follow an active program of monitoring competitors’ products to attempt to ensure that our intellectual property rights are not violated. We currently hold and maintain more than 50 active and pending U.S. patents. Many of these patents are also registered in various foreign countries. These patents include phthalate free formulations, formulas for creating a more consistent light for longer periods, a bio-degradable light stick, flat disks employing a translucent aluminum pouch instead of an ampoule, and various battlefield effects simulators. We expect to file for additional patents during 2014 and thereafter. Patents typically have a 20-year life from date of filing. We had no key patents expire in 2013 and no key patents are scheduled to expire in 2014. We do not anticipate any near-term decline in sales as a result of any expiring or expired patents.

Government Regulations

We are subject to the jurisdiction of the State Department of the United States under the International Traffic in Arms Regulations (“ITAR”). Specifically, chemical light infrared products, which are exported from the West Springfield facility, are subject to these regulations. We must periodically re-register with the State Department for exporting purposes and last did so in June 2013. The renewal that was granted expires June 30, 2014 and is subject to renewal again at that time. We are in good standing with the State Department and the ITAR.

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

Backlog

A significant portion of our revenue is generated under indefinite quantity, fixed-price contracts or arrangements whereby we fulfill orders as they are placed by customers. Once orders are received they are typically fulfilled within three months. As of December 31, 2013 we had total open sales and purchase orders for products that approximated $3.4 million, versus $3.2 million at December 31, 2012.

Segments

We have one segment for financial reporting purposes under accounting principles generally accepted in the United States.

ITEM 1A.    Risk Factors

We rely on the U.S. and a limited number of foreign governments for the majority of our revenues. Budget constraints of the U.S. or foreign governments could further reduce revenue or limit revenue growth.

Sales for which federal or foreign governments and militaries thereof are the ultimate customer accounted for more than 50% of our business in 2013 and 65% in 2012. Effective March 1, 2013, the President of the U.S. enacted the budget process known as Sequestration. Later in the year the U.S. government shut down over budget issues. Even though temporary budget resolutions are being passed by Congress, defense budget spending level discussions are continuing to take place in the U.S. as well as other countries where we provide products to the military. The overall effect on our business and the timing of any effect is highly uncertain. Budget reductions, reallocations of existing budgets, or spending constraints affecting military spending could cause significant delays or reductions in the number and value of orders for products, which could reduce revenues.

Due to our current level of dependency on the U.S. and NATO country defense agencies for revenues, the loss of business with either would significantly adversely impact us at this time.

A large portion of our revenue is derived from a small number of customers.

A large percentage of our revenue is typically derived from a small number of customers, and we expect this trend to continue.  For our fiscal year ended December 31, 2013, two customers accounted for approximately 30% of our revenue. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to purchase our products at the same levels, or at all. Accordingly, our revenue and results of operations may vary substantially from period to period. We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If one or more of our significant customers were to terminate or fail to renew its contract with us, to otherwise cease doing business with us, to significantly reduce or delay its purchases from us or to fail to pay us on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

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

If we are unable to design, manufacture, and market product offerings in a timely and efficient manner, we may not remain competitive, or growth in revenues could be less than otherwise.

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

The majority of chemicals, plastics, glass and packaging materials are purchased from a limited number of vendors. Although we have not, we could experience a disruption in supply from any of these vendors that could affect our ability to manufacture finished goods for sale on a timely basis. We attempt to maintain a safety margin of inventory of these raw materials to rely on in the event of a possible disruption and we have identified other vendors from which we believe that we could purchase these items in the event of a disruption from existing vendors. However, safety stock may not be adequate in the event of an extended disruption, and these items may not be available to us from other vendors on favorable terms, or at all.

Changes in foreign currency exchange rates could affect financial results.

CTI and CTSAS manufacture products in and sell products from the U.S. and France, respectively. Products sold by CTI are priced in U.S. dollars and most raw material components are purchased in U.S. dollars. Products sold by CTSAS are priced predominantly in euros and most of CTSAS’ raw material purchases from third parties are priced in euros. Significant changes in foreign exchange rates will affect reported financial results. For products manufactured by CTI for CTSAS, CTI enters into short-term financial hedges (less than six months in duration) against currency risk relating to the billing and collection of revenues from CTI’s sales to CTSAS. We had no currency forward contracts in place at December 31, 2013.

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

Many of our military chemiluminescent and reflective products are used both for training and live theater purposes. The U.S. military has been decreasing the number of American military personnel in Afghanistan. Any major troop realignments, if significant enough in number, are likely to result in a temporary reduction in overall product consumption until troops are redeployed for training or another live theater application.

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

CTI is still in the process of resolving pending litigation relating to several contractual disputes arising from the separation of our businesses from Omniglow, LLC (Civil Action 06-706). If CTI is not successful in settling the litigation and if CTI does not prevail on the merits of the case, then the current judgment against CTI would be upheld, which could require it to pay damages to Omniglow, LLC. Based on court findings issued to-date, and assuming a significantly adverse final outcome, we have accrued a liability on the balance sheet as of December 31, 2013 of approximately $4.0 million. We have appealed the lower court decision and expect the damages to be significantly reduced by the Appellate Court; however, no assurances can be given that this will occur.

Our business has substantial indebtedness.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2013, we had total debt outstanding of approximately $20.6 million. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

We require a significant amount of liquidity to fund our operations, capital expenditures, potential acquisitions and other corporate expenditures.

Our ability to fund operations, capital expenditures, acquisitions and other corporate expenditures, including repayment of our indebtedness, depends on our ability to generate cash through future operating performance, which is subject to economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot ensure that our businesses will generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to pay our indebtedness or to fund our other needs.

If we are unable to generate sufficient cash flow to fund our needs, we may need to pursue one or more alternatives, such as to:

•	reduce or delay planned capital expenditures or investments in our business;
•	seek additional financing or restructure or refinance all or a portion of our indebtedness at or before maturity;
•	sell assets or businesses;
•	sell additional equity; or
•	curtail our operations.

Any such actions may materially and adversely affect our future revenue prospects. In addition, we cannot ensure that we will be able to raise additional equity capital, restructure or refinance any of our indebtedness or obtain additional financing on commercially reasonable terms or at all.

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

The issuance of shares upon the conversion of our outstanding Series A preferred stock or the exercise of our outstanding options or warrants may cause immediate and substantial dilution to our existing stockholders.

In our November 2013 financing, we issued 123,077 shares of Series A preferred stock outstanding that may be converted into approximately 6.1 million shares of common stock, warrants that may be exercised for approximately 6.1 million shares of common stock, and warrants that may be exercised for 123,077 shares of Series A preferred stock (which in turn would be convertible into approximately 6.1 million shares of common stock). We also have additional options, warrants and convertible debt outstanding (including certain indebtedness that is convertible in part into additional shares of Series A preferred stock and warrants). The issuance of shares upon conversion of the Series A preferred stock or outstanding indebtedness and exercise of warrants and options may result in substantial dilution to the interests of other stockholders. Furthermore, the Series A preferred stock and common stock warrants issued in our November 2013 financing contain anti-dilution provisions, including, for a period of three years following the closing of the financing, “full-ratchet” provisions require the lowering of the conversion price or exercise price, as applicable, to the purchase price of future offerings. If in the future we issue securities for less than the conversion or exercise price of our Series A preferred stock or those warrants, respectively, we will be required to further reduce the relevant conversion or exercise prices, and the number of shares underlying the Series A preferred stock and/or warrants will be increased.  We may find it more difficult to raise additional equity capital while our Series A preferred stock and our warrants are outstanding.

The holders of our Series A preferred stock are entitled to receive dividends.

The holders of the Series A preferred stock are entitled to receive cumulative quarterly dividends at a rate of 12% per annum on the liquidation value of our Series A preferred stock, payable in cash or, subject to the satisfaction of certain conditions, in paid-in-kind shares. To the extent not paid in cash or by issuance of additional shares of Series A preferred stock on the last day of each calendar quarter, all accrued dividends on any outstanding shares of Series A preferred stock shall accumulate and compound. As a result of the payment of dividends, we may be obligated to pay significant sums of money or issue significantly more shares of common stock than our Series A preferred stock would otherwise be convertible into, which could negatively affect our operations or result in the dilution of the holders of our common stock, respectively.

Our Series A preferred stock has a liquidation preference and redemption requirements that may affect common stock holders.

In the event of our dissolution, liquidation, sale or change of control, the holders of our Series A preferred stock would be entitled to receive a liquidation preference in priority over the holders of common stock.  Therefore, it is possible that holders of common stock will not obtain any proceeds if any such event occurs. In addition, beginning on the fifth anniversary of the closing of the Series A preferred stock financing, the requisite holders of the Series A preferred stock will have the right to elect to cause us to redeem, out of funds legally available therefore, all but not less than all of the then outstanding shares of Series A preferred stock, for a price per share equal to the liquidation value for such shares.

The interests of our significant stockholders may not coincide with yours and such stockholders may make decisions with which you may disagree.

As of December 31, 2013, Cova Small Cap Holdings, LLC (“Cova”) and US VC Partners, L.P., the initial purchaser of the Series A preferred stock (the “Investor”), beneficially owned approximately 21% and 37%, respectively, of our outstanding common stock. The Investor has a number of officers in common with Cova. As a result, these stockholders have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not coincide with our interests or the interests of other stockholders.

We have experienced recurring operating losses and our liquidity has been reduced.

For the year ended December 31, 2013, we had a net loss of approximately $15.7 million and we used approximately $2.6 million of cash in operations. As of December 31, 2013, we had an accumulated deficit of approximately $95.9 million and total stockholders’ equity of $6.5 million. Our unrestricted cash balance was approximately $0.9 million at December 31, 2013.

Due to uncertainty about the Company’s ability to meet its current operating expenses and current obligations, in their report on our annual financial statements for the year ended December 31, 2013, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

We may not be able to raise additional financial support, and/or the terms of any financings may not be advantageous to us.

In light of our results of operations, management has been evaluating various possibilities including but not limited to refinancing or restructuring the Company’s debt, reducing or eliminating operating expenses, and raising additional capital through the issuance of common or preferred stock or securities convertible into common stock. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders, may reduce the value of the stockholders’ investment in the Company or may impact our stock price.

There can be no assurances that we will be successful in raising adequate additional financial support. If not, we will be required to reduce operations. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We lease several buildings in Bound Brook, New Jersey, where administrative, manufacturing and research and development activities are housed for CSP. The lease is a market-based lease, for approximately 50,000 square feet of production and office space that was entered into with the acquisition of the assets of JFC Technologies, effective August 31, 2011. The lease ends on August 31, 2016, with extension options available, and requires current lease payments of approximately $30,000 per month from September 1, 2013 through August 31, 2014; thereafter the monthly lease payments will be adjusted to reflect the changes of average cost per square foot as reported by Newmark Knight and Frank in their 2nd Quarter New Jersey Industrial Market Report, Average Asking Rate for Somerset County.

Effective March 5, 2013, we entered into a five-year lease for approximately 8,500 square feet of office space in Fort Lauderdale, Florida to house certain executive, sales and administrative personnel. Monthly lease payments are approximately $17,000 and subject to annual escalation.

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

On July 12, 2012, the Court issued an Amended Final Judgment and, on September 20, 2012, a Final Judgment. There were no changes to the previously described damage awards. In response, on October 17, 2012, we filed our Notice of Appeal, which was docketed in the Court. On February 15, 2013, the Appellate Court clerk docketed the appeal. Our appeal contained a number of bases for overturning the awards. During January 2014, oral arguments were presented by the parties before the Appellate Court. The Company cannot determine when a decision will be rendered.

Although we have appealed the final judgment and believe that the damages will be reduced, there is no assurance that they will be reduced. Accordingly, we have recorded a contingent legal obligation in the full amount of the final ruling (approximately $4.0 million) on our consolidated balance sheet as of December 31, 2013. We hold 625,139 shares of common stock in escrow, provided by a shareholder and affiliate, to be applied against any damages up to the value of the shares upon conversion to cash.

Demand for Arbitration by Former Employee

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

The parties commenced arbitration hearings during 2013. Prior to a decision being rendered, the parties agreed to settle the matter. On November 19, 2013, a settlement agreement was entered into whereby the Company agreed to: return the land to Mr. Colon that had been acquired in the acquisition of CTS; pay $275,000 to Mr. Colon on the settlement date; and, pay Mr. Colon $215,000 per year for five years documented by a note bearing interest of two percent.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and units are quoted on the Over-the-Counter Bulletin Board under the symbols ‘‘CYLU’’ and ‘‘CYLUU,’’ respectively. Our common stock purchase warrants were quoted on the Over-the-Counter Bulletin Board until April 2012. The following table sets forth the high and low sales information for our common stock, common stock purchase warrants and units for each of the calendar quarters indicated. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants						Units
	High	Low	High			Low			High	Low

First quarter 2012	$3.85	$3.20		$0.05			$0.015		$15.00	$3.50
Second quarter 2012	$3.50	$0.8		$0.015			$0.015		$3.50	$3.50
Third quarter 2012	$2.50	$1.17	$		(a)	$		(a)	$3.50	$3.50
Fourth quarter 2012	$3.05	$0.50	$		(a)	$		(a)	$3.50	$3.50
First quarter 2013	$2.70	$1.43	$		(a)	$		(a)	$3.50	$3.50
Second quarter 2013	$2.20	$1.57	$		(a)	$		(a)	$3.50	$3.50
Third quarter 2013	$1.85	$0.80	$		(a)	$		(a)	$3.50	$3.50
Fourth quarter 2013	$0.90	$0.40	$		(a)	$		(a)	$3.50	$3.50

(a)	These warrants expired in April 2012 and therefore ceased trading during the second quarter of 2012.

Holders of Common Stock

As of March 17, 2014, there were of record 168 holders of common stock and one holder of units. Our public warrants expired on April 25, 2012.

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

Recent Sales of Unregistered Securities

Other than as previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K, none.

Purchases of Equity Securities by the Company and Affiliated Purchasers

We did not purchase any equity securities during the fourth quarter of 2013, and we have no publicly announced plans or programs to do so.

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

The majority of revenues are derived from sales for the ultimate use by the U.S. Military and various other militaries around the globe. For 2013, there was one direct customer with revenues greater than 10% of our total revenues: LC Industries, which accounted for approximately 23% of total revenues. In the military markets, we have longer-term, fixed-price, indefinite-quantity contracts lasting three to five years. They generally provide higher margins because the products are more technologically advanced, versus some of the commercial markets, where advanced technology/performance is generally not as important and therefore competition is greater, resulting in lower margins. See Item 1: Business for greater detail.

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

We have two significant contracts, as discussed in Item 1: Business, providing for the sale of indefinite quantities of products at fixed per unit prices, subject to adjustment for certain economic factors. Revenue under these contracts is recognized when products ordered under the contracts are received by the customer. Whenever costs change, we review the pricing under these contracts to determine whether they require the sale of products at a loss. To date, we have no loss contracts which would require the accrual of future losses in the current financial statements.

We also provide research and development services for customers for which we earn payments that are contingent upon achieving a specific result (“milestones”). We recognize payments upon achieving such milestones as revenue provided the payment is (i) related to past performance, (ii) reasonable relative to all of the deliverables and payment terms within the arrangement with our customer, and (iii) nonrefundable. In 2013 and 2012, all of such payments received met these criteria.

Warrants Liability

The Company uses fair values as determined by significant unobservable inputs. These estimated values are significant inputs into the Monte Carlo simulation method and the Black Scholes pricing model used to calculate the estimated fair value of common warrants and preferred warrants potentially settleable in cash, which are recorded as warrants liability. The estimated fair value of the common warrants and the preferred warrants are determined at each balance sheet date and the change in the estimated fair value of the warrants is reflected within the Company’s statements of comprehensive loss.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of December 31, 2013 or 2012.

We classify interest on tax deficiencies as interest expense and income tax penalties as other expense.

In February 2012, we completed an audit by the IRS of our tax returns for the years 2008 and 2009. There were no adjustments to those tax returns. Tax returns filed for the years 2010, 2011 and 2012 are still open for audit. The tax return for 2013 is expected to be filed under a filing extension prior to September 15, 2014.

Goodwill

Goodwill is deemed to have an indefinite life and accordingly is not subject to annual amortization. Goodwill is subject to annual impairment reviews, and, if conditions warrant (a “triggering event”), interim reviews based upon its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined.

We perform the traditional two-step process for assessing goodwill for impairment.. The first step of the two-step process requires a comparison of our estimated fair value for each reporting unit versus our carrying (book) value. If our carrying value exceeded our fair value, further analysis (step 2 of the two-step process) is required to determine the amount, if any, that our goodwill was impaired. To determine the amount of fair value, we used a discounted cash flow analysis.

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

In October 2012, the FASB issued Accounting Standards Update No. 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which updates a wide range of topics in the FASB Codification. ASU 2012-04 includes technical corrections and improvements to FASB Codification and conforming amendments related to fair value measurements. ASU 2012-04 was effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (“ASU 2013-11”) to clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carry-forward, a similar tax loss, or a tax credit carry-forward, with some allowed exceptions. ASU 2013-11 does not impose any new recurring disclosure requirements because it does not affect the recognition or measurement of uncertain tax positions. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The Company believes the adoption of ASU 2013-11 will not have a material impact on our financial position or results of operations.

Results of Operations

Overall Perspective: Financial results for 2013 deteriorated further from those of 2012.We believe that the uncertainty resulting from the budget setting issues and delays by the U.S. government as well as in Europe, combined with the drawdown and reassignment of military troops in Afghanistan, has had a continued significant adverse impact on our business. We expect this to continue to affect sales of existing chemical light products in 2014. In addition, several new chemical light products that we expected to launch during 2013 were delayed to 2014. The delay to 2014 of a new ammunition program that had been expected to commence in 2013 impacted our ammunition sales. Alternatively, we expect to see continued growth in our specialty products business, which has demonstrated growth since its acquisition.

Revenues:    Total revenues for 2013 of $31.8 million decreased by approximately $6.8 million from 2012. Price increases received during 2013 under long-term military contracts had a negligible impact on the 2013 revenues. The following table depicts annual revenues by sales category. In managing the business, we do not prepare profitability statements or track assets / costs by these categories; the business is operated as a single segment.

Category ($ in millions)	2013	2012	Change
Chemical Light	$19.3	$25.9	$(6.6)
Ammunition	0.1	2.1	(2.0)
Training & Simulation	2.1	2.4	(0.3)
Specialty Products	10.3	8.2	2.1
Total	$31.8	$38.6	$(6.8)

The following tables show revenues by quarter by category to help analyze major trends / impacts on the business.

2013 Category ($ in millions)	Q4	Q3	Q2	Q1	2013
Chemical Light	$3.4	$3.7	$6.8	$5.4	$19.3
Ammunition	0.0	0.0	0.1	0.0	0.1
Training & Simulation	0.2	1.3	0.1	0.5	2.1
Specialty Products	3.2	2.5	2.4	2.2	10.3
Total	$6.8	$7.5	$9.4	$8.1	$31.8

2012 Category ($ in millions)	Q4	Q3	Q2	Q1	2012
Chemical Light	$8.9	$6.8	$5.2	$5.0	$25.7
Ammunition	0.0	0.5	0.8	0.8	2.2
Training & Simulation	0.4	0.7	0.8	0.5	2.6
Specialty Products	2.3	2.1	2.1	1.7	8.1
Total	$11.7	$10.1	$8.9	$8.0	$38.6

Chemical Light: Revenues of $19.3 million for 2013 were $6.6 million, or 25% below revenues of approximately $25.9 million for 2012. The drawdown of troops from Afghanistan, the budget sequestration and government shutdown in the U.S., and budgetary issues in both the U.S. and other countries contributed to the decline in revenues. As much of the revenue in this category comes from indefinite demand / indefinite quantity contracts, we do not have direct insight into patterns of demand / consumption. In addition, several new product launches that had been anticipated in 2013 have been delayed until 2014. For 2014, we anticipate a modest amount of growth in revenues due to our belief that demand for our products by the military has stabilized and from the expected launch of several new products.

Ammunition: Revenues decreased by approximately $2 million primarily due to (1) the completion in the third quarter of 2012 of a long-term contract for 40mm high-velocity training ammunition, and (2) the delay of a new program utilizing our chemiluminescence technology. A new contract for 40mm low-velocity training ammunition, which initially had been expected to start in 2012, is now expected to result in production starting no earlier than the second half of 2014, at which time we expect revenues to resume. Funds have been set aside by the U.S. Military for the program.

Training & Simulation revenues for 2013 of approximately $2.1 million declined by $0.3 million, or 12%, from the prior year as increased revenue from training activities was more than offset by a reduction in simulation products sold.

Specialty Products: Revenues increased year over year by approximately $2.1 million, or 25%, due to both increased sales to existing customers and to additional customers. We expect continued growth in 2014 resulting from the production of new products and obtaining additional customers.

Gross profit: Gross profit was approximately $13.8 million for 2013 versus $17.1 million for 2012, representing a decrease of approximately $3.3 million, or 19%. The decrease was due mostly to the drop in revenues. The gross margin for 2013 was 43.5% versus 44.3% for 2012. The slight drop is due mostly to product mix.

Expenses: Sales and marketing expenses in 2013 of approximately $4.9 million decreased by $0.6 million, or 11%, from the prior year, primarily due to lower payroll severance expense, lower sales freight-out expense and the recovery of a previously reserved receivable lowering uncollectible expense. General and administrative expenses in 2013 of approximately $11.4 million increased over 2012 by $3.5 million, or 45%. Of this increase, approximately $2.6 million was for legal and third-party consulting expenses incurred in connection with the legal settlement with a former employee. In addition, approximately $0.5 million of non-recurring financing related costs were incurred. Also contributing to the increase over the prior year were costs associated with the establishment of the corporate office in Florida such as rent and additional payroll and payroll-related costs from additional personnel assisting with the relocation effort and overlap of existing management positions until the end of 2013. Research and development expenses of approximately $1.9 million in 2013 decreased slightly, by less than $0.1 million from 2012.

Interest expense, net: Interest expense of approximately $2.6 million increased by $0.4 million over the prior year. The majority of the increase was attributable to the issuance of a note for $2.1 million in the last week in December 2012 (relating to the settlement of the contingent consideration liability with JFC). The note carried an effective rate of 12% for the entire year, of which approximately $21,000 was included within “Loss on extinguishment of debt – related party” and approximately $0.2 million was included within “Interest expense, net” during 2013.

Amortization of intangible assets: Amortization expense for 2013 of approximately $1.8 million was slightly lower than the prior year due to a reduction in expense associated with certain intangible assets having become fully amortized.

Change in fair value of contingent consideration: This amount reflects the change in the estimated fair value of the contingent consideration liabilities incurred as part of the acquisitions of CSP and CTS, both of which occurred in 2011. During 2012, both contingent liabilities were reduced to $0, causing the $3.4 million net expense to be recorded in 2012. The CTS-related contingent consideration liability was reduced to $0, resulting in a gain of $2.2 million in 2012 because the forecasted financial performance of CTS was not sufficient to trigger payment of any contingent consideration pursuant to the formula agreed to by the sellers of CTS and us. The CSP-related contingent consideration liability was reduced to $0, resulting in a loss of $5.6 million in 2012, because that liability was paid in full in December 2012 via the issuance of 2,450,000 shares of our common stock and the issuance of a $2,100,000 note payable to the sellers of CSP having a combined estimated fair value of $7.2 million. Based on the agreement to settle the CSP-related contingent liability, because the shares of our common stock were at a price less than $1.75 as of December 31, 2013, an additional 350,000 shares became payable. Accordingly, expense for the change in fair value of contingent consideration of $241,500 was recorded in 2013 and represents the amount of the associated liability as such shares were not paid until 2014.

Other income, net: Other income in 2013 was negligible compared to approximately $0.1 million for 2012.

Impairment Charges: During the year ended December 31, 2013, we recorded goodwill and intangible asset impairment charges for the following reasons:

In connection with our assessment of goodwill impairment, we first assessed whether any non-goodwill assets were impaired. This assessment determined that the CTS patent asset was impaired by approximately $174,000, CTS trademarks and trade names were impaired by approximately $17,000, CTS customer relationships intangibles were impaired by approximately $650,000 and CTS non-compete agreements were impaired by approximately $34,000. Therefore, we recorded $875,000 of an impairment loss on these CTS intangible assets. In addition to the impairment loss relating to the CTS intangible assets, we also recorded a goodwill impairment loss of $168,000.

The “step 1” goodwill impairment assessment was performed by comparing the fair value of each reporting unit containing goodwill to those reporting units’ carrying values. Our Chemical Light, Training, and Specialty Products reporting units have goodwill assets. Since there are no quoted market prices for our reporting units, the fair value of our reporting units were determined using a discounted present value technique utilizing each reporting unit’s forecasted after-tax cash flows. The “step 1” test determined that the carrying value of the CTS Training reporting unit exceeded its fair value and therefore, its goodwill needed to be tested further under what is commonly known as “step 2” of the goodwill impairment assessment. CTS did not pass the “step 1” test due to the inability to gain traction with new products and services or attract new customers as initially planned when the reporting unit was acquired in December 2011.

Under “step 2” of the goodwill impairment assessment, we compared the implied fair value of the CTS Training goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, that excess must be recognized as an impairment loss. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of the reporting unit’s goodwill. We identified several intangible assets that were valued during this process, including customer relationships, patents, trade names, non-compete agreements, and our workforce. The allocation process was performed only for purposes of goodwill impairment. We determined the fair value of these assets using various discounted cash flow-based methods that utilize assumptions such as the ability of these assets to generate future cash flows, present-value factors, income tax rates and customer attrition rates. The “step 1” calculated fair value of the CTS reporting unit was allocated to the CTS tangible and identifiable intangible assets of the CTS reporting unit based upon the results of the “step 2” analysis, which resulted in a full impairment to the CTS goodwill.

Provision for (benefit from) income taxes: The decrease in pre-tax loss from 2012 to 2013 is due primarily to the impairment loss on goodwill in 2012. The effective tax rate for 2013 of (16.3%) is higher than the 2012 rate of (6%) primarily due to the impairment loss on goodwill.

Balance Sheet

Accounts receivable at December 31, 2013 were approximately $3.8 million, or approximately $0.1 million lower than at the end of 2012.The reserve for uncollectible accounts decreased from approximately $0.2 million at December 31, 2012 to less than $0.1 million at December 31, 2013 due to the collection of a receivable for approximately $0.1 million that had been reserved. Revenues in December of 2013 were approximately the same as in December of 2012. Timing differences for billings and collections account for the remainder of the change.

Inventories, net were approximately $10.8 million at December 31, 2013 versus $9.6 million at the end of 2012. The increase was due to a buildup of stocking levels during the third quarter of 2013 in anticipation of a level of sales in the fourth quarter that did not materialize. Our inventory balances fluctuate from a combination of recent sales activity and the timing of purchases of raw materials. Certain raw materials are purchased only several times a year due to long lead times and the desire to purchase in bulk to minimize costs, while other materials are purchased more frequently.

Property, plant and equipment of approximately $8.0 million at December 31, 2013, decreased from the end of 2012 by approximately $1.2 million due to the transfer of $625,000 of land in connection with the legal settlement involving a former employee, and the remainder of the decrease is due to depreciation in excess of capital additions.

Net intangible assets of approximately $17.9 million at December 31, 2013, decreased from the end of 2012 by approximately $2.3 million due to the amortization of such assets plus the impairment of approximately $0.9 million of intangible assets associated with CTS that were charged to earnings, and partially offset by additions for capitalized patent and trademark costs

The current portion of notes payable decreased to approximately $1.9 million at December 31, 2013, from $9.7 million at the prior year-end primarily due to the refinancing of our senior credit facility that was scheduled to mature in December 2013.

Accounts payable and accrued expenses, combined, were approximately $8.2 million at the end of 2013, representing an increase over the prior year-end of $2.7 million. The change was primarily due to unpaid legal and consulting expenses associated with the arbitration with the former employee that was settled on November 19, 2013.

Contingent consideration was $0.2 million at December 31, 2013 versus $0 at December 31, 2012. See the discussion of this change in the Results of Operations section.

Net current deferred income tax assets increased at the end of 2013 over the prior year, primarily as a result of the following:

•	Net increases in the tax reporting carrying value of CTI’s intangible assets as a result of amortization non-deductible for tax;
•	Net increases in accrual for legal fees and legal settlements; and
•	Increases in net operating losses to current off-set by state net operating losses expected to expire unused.

Net non-current deferred income tax liabilities decreased minimally at the end of 2013 over the prior year, primarily as a result of the following:

•	Increases in the non-current asset by foreign tax credits expired unused;
•	Increases in the non-current asset by the non-deductible stock-based compensation for tax purposes;
•	Net decreases to the financial reporting carrying value of various identified intangible assets as a result of:
o	CTS impairment loss, and
o	decreased by annual amortization expense of previously acquired identified intangible assets;
•	Net increases to the carrying value of fixed assets as a result of annual depreciation expense differences;
•	Net increases in the tax reporting carrying value of CSP’s intangible assets as a result of the earn-out payment; and
•	Increases in net operating losses to current off-set by state net operating losses expected to expire unused.

A valuation allowance of approximately $5.9 million still remains on deferred federal tax assets for the carryforward of foreign tax credits, which we do not anticipate using in the near-term. The utilization of this asset is dependent upon generation of significant revenues from sources outside the U.S. During 2013, we increased the valuation allowance from $3.9 million by $2.0 million due to the inability to utilize foreign tax credits and net operating loss carryforwards in the near term.

We had federal net operating loss carryforwards amounting to $13.3 million and $2.0 million at December 31, 2013 and 2012, respectively. The net operating loss carryforward at December 31, 2013 expires in fiscal years 2025 through 2033. Internal Revenue Code Section 382 limits utilization of these losses to $3.2 million per year. It is possible that future changes in ownership could result in changes to the amounts allowed by IRC Section 382. State net operating loss carryforwards amounted to $2.0 million and $1.0 million as of December 31, 2013 and 2012, respectively.

Derivatives liability decreased in 2013 over the prior year due primarily to the value of interest rate swaps trending towards a $0 fair value at maturity in December 2013.

We have recorded as of December 31, 2013, a contingent legal obligation of approximately $4.0 million versus $3.8 million at December 31, 2012. The increase over the prior year is due to interest being accrued. This payable is based on a July 2011 ruling against CTI under Civil Action No. 06-706. We hold 625,139 shares of common stock in escrow, provided by a shareholder and affiliate, to be applied against any damages up to the value of the shares upon conversion to cash. As of December 31, 2013, the value of such shares was approximately $0.4 million, which is reflected in other noncurrent assets.

Liquidity and Capital Resources

On November 19, 2013, we closed on the following financial transactions:

(a) we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with US VC Partners, L.P. (the “Investor”) for the purchase by the Investor of 123,077 units of securities of the Company for an aggregate purchase price of $4,000,003 (or $32.50 per unit), with each security comprising (1) one share of Series A Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series A Preferred Stock”), (2) one common stock warrant (the “Common Stock Warrant”) and (3) one preferred stock warrant (the “Preferred Stock Warrant”). Holders of the Series A Preferred Stock are entitled to cumulative quarterly dividends at a rate of 12% per annum, payable in cash or in kind; provided that to the extent not paid in cash or by issuance of additional Series A Shares on the last day of each calendar quarter (a “Dividend Payment Date”), all accrued dividends on any outstanding shares of Series A Preferred Stock shall accumulate and compound. From and after the fifth anniversary of the closing of the Purchase Agreement (the “Closing”), the Requisite Holders will have the right to elect to cause the Company to redeem all but not less than all of the then outstanding shares of Series A Preferred Stock. From and after the eighth anniversary of the Closing, the Company will have the right to redeem, out of funds legally available therefore, all, but not less than all, of the then outstanding shares of Series A Preferred Stock. The Investor has a number of officers in common with Cova Small Cap Holdings, LLC (“Cova”), a significant stockholder of the Company. Three members of the Board are affiliated with, and designees of, Cova.

(b) we entered into a Fourth Amendment (the “Senior Amendment”) to the Amended and Restated Revolving Credit and Term Loan Agreement, dated July 29, 2010 (as subsequently amended, the “Senior Credit Agreement”), by and among the Company and TD Bank, N.A. (“TD Bank”), as administrative agent and lender (the “Lender”). The Senior Amendment extended the maturity date of the indebtedness under the Senior Credit Agreement to December 19, 2015, and changed the interest rate on borrowings to the “Base Rate” (equal to the greater of the prime rate or 3%) plus 3%. There were no changes to the principal balance or monthly principal payments.

(c) we entered into a Fourth Amendment (the “Subordinated Amendment”) to the Subordinated Loan Agreement, dated July 29, 2010 (the “Subordinated Loan Agreement”), by and among the Company, Granite Creek Flexcap I, L.P. (“GCF”), Patriot Capital II, L.P. (“Patriot” and, together with GCF, the “Subordinated Lenders”) and Granite Creek Partners Agent, L.L.C., as administrative agent (the “Administrative Agent”).  The Subordinated Amendment extended the maturity date of the indebtedness under the Senior Loan Agreement to June 30, 2016. Under the Subordinated Amendment the interest rate remains at 11% and is payable monthly through addition to the principal balance outstanding. No cash interest is permitted.

(d) we entered into an amended and restated promissory note (the “Restated Note”) with JFC Technologies, LLC (“JFC”), which amended and restated in its entirety the promissory note in the original principal amount of $2,100,000 originally issued by the Company to JFC on December 31, 2012 (the “Original Note”). Pursuant to the terms of the Restated Note, interest accrues on the principal amount at the rate of 12% per annum, retroactive to the date of the Original Note. The entire principal amount and all accrued interest under the Restated Note is due on the maturity date of December 31, 2016, or earlier upon the refinancing of the Company’s existing indebtedness (subject to the availability of at least $5,000,000 in available credit after such repayment) or a sale of the Company.

As of December 31, 2013, cash was $0.9 million versus $2.7 million as of December 31, 2012. As of December 31, 2013, accumulated deficit was $95.9 million.

Due to uncertainty about our ability to meet our current operating expenses and current obligations, in their report on our annual financial statements for the year ended December 31, 2013, our independent registered public accounting firm included an explanatory paragraph regarding our ability to continue as a going concern. Our current liabilities include approximately $4.0 million relating to a contingent legal obligation.

In light of our results of operations, management has been evaluating various possibilities including but not limited to refinancing or restructuring our debt, reducing or eliminating operating expenses, and raising additional capital through the issuance of common or preferred stock or securities convertible into common stock. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders, may reduce the value of the stockholders’ investment in the Company or may impact our stock price.

There can be no assurances that we will be successful in raising adequate additional financial support. If not, we will be required to reduce operations. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Capital expenditures, which totaled approximately $1.2 million in 2013, are expected to decrease for 2014. We expect to fund these capital expenditures in 2014 from existing cash and operating cash flows.

During 2011, we purchased two businesses: through CSP the assets of JFC and CTS. No liability for contingent consideration exists relating to CTS. With regard to JFC, the liability for contingent consideration as of December 31, 2013 is $241,500, payable with 350,000 shares of common stock in 2014.

CTI has a line of credit with a maximum borrowing capacity of $5.0 million with TD. Bank The amount we may borrow from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is based on Prime plus three percent. The line of credit’s interest rate at December 31, 2013 was 6.25%. At December 31, 2013 there was an outstanding balance on our revolving line of credit of $1.6 million versus $0 at December 31, 2012. Borrowing availability under the line of credit was approximately $840,000 at December 31, 2013.

CTSAS has lines of credit, for borrowing against receivables, with a combined maximum borrowing capacity of €800,000 ($1.1 million at December 31, 2013). There were no outstanding borrowings at December 31, 2013 or 2012. The lines’ interest rates are variable, based on the Euro Overnight Index Average and the 3-month Euro Interbank Offered Rate. The lines have indefinite termination dates but can be renegotiated periodically.

CTI has two loans payable to TD Bank, a Term Loan and a Real Estate Loan. The Term Loan is payable in monthly principal installments of $148,000 along with monthly interest payments as described below, plus a one-time principal payment of $2.5 million due at maturity in December 2015. The interest rate is Prime plus three percent. The Real Estate Loan is payable in monthly principal installments of $10,000, along with monthly interest payments as described below, plus a one-time principal payment of $1.4 million due at maturity in December 2015. The interest rate is Prime plus three percent.

The Subordinated Term Loan with the Subordinated Lenders ranks junior to all debt held by TD Bank but senior to all other remaining long-term debt including existing and future subordinated debt. The total amount outstanding for Granite Creek as of December 31, 2013 was approximately $8.7 million. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan has been converted to our common stock. We have the right to prepay the loan in whole or in part at any time without penalty, but subject to first paying off in full any debt outstanding with TD Bank.

Total Notes Payable relating to the Term Loan, the Real Estate Loan and the Subordinated Term Loan was approximately $15.8 million at December 31, 2013.

We were in compliance with our financial covenants as of December 31, 2013. We expect to meet our financial covenants for 2014 and that cash provided by the business will be adequate to meet our needs. Nonetheless, we are exploring raising additional funds to further improve liquidity.

The Company did not pay a dividend in 2013 and has no plans to do so.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2013 or 2012.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of disclosure controls and procedures were effective as of December 31, 2013.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework - 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of December 31, 2013.

As a smaller reporting company, we are not required to obtain an attestation report from our independent registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during our last fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Shareholders.

Security Ownership of Certain Beneficial Owners

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   (1)     Financial statements filed as part of this report

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)     Financial statement schedule filed as part of this report

Schedule II – Valuation and Qualifying Accounts

(b)          Exhibits

Exhibit
Number		Description
2.1	(1)	Stock Purchase Agreement dated February 14, 2008 by and among Vector Intersect Acquisition Corporation, as the Parent, Cyalume Acquisition Corp., a Delaware corporation, as the Purchaser, Cyalume Technologies, Inc. and GMS Acquisition Partners Holdings, LLC
2.2	(2)	Amendment No. 1 to Stock Purchase Agreement, dated October 22, 2008
2.3	(3)	Amendment No. 2 to Stock Purchase Agreement, dated December 17, 2008
2.4	(3)	Amendment No. 3 to Stock Purchase Agreement, dated December 18, 2008
3.1	(3)	Fifth Amended and Restated Certificate of Incorporation
3.2	(4)	By-laws
3.3	(19)	Certificate of Designation filed by the Company with the Secretary of State of the State of Delaware on November 18, 2013. (3.1)
3.4	(19)	Warrant to Purchase Common Stock, dated November 19, 2013, issued to the Investor. (3.2)
3.5	(19)	Warrant to Purchase Series A Preferred Stock, dated November 19, 2013, issued to the Investor. (3.3)
3.6	(19)	Second Amended and Restated Warrant to Purchase Common Stock, dated November 19, 2013, issued to Granite Creek FlexCap I, L.P. (3.4)
3.7	(19)	Second Amended and Restated Warrant to Purchase Common Stock, dated November 19, 2013, issued to Patriot Capital II, LP. (3.5)
3.8	(19)	Warrant to Purchase Common Stock, dated November 19, 2013, issued to JFC. (3.6)
4.1	(4)	Specimen Common Stock Certificate
4.2	(4)	Specimen Unit Certificate
4.3	(4)	Specimen Warrant Certificate
4.4	(4)	Form of Unit Purchase Option to be granted to the representative
4.5	(8)	Registration Rights Agreement dated March 18, 2011
4.6	(14)	Stock Option Agreement between Cyalume Technologies Holdings, Inc. and East Shore Ventures, LLC (4.1)
4.7	(14)	Stock Option Agreement between Cyalume Technologies Holdings, Inc. and Dale S. Baker (4.2)
10.1	(4)	Form of Stock Escrow Agreement among the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders
10.2	(4)	Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and the Private Placement Purchasers
10.3	(5)	Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan
10.4	(6)	Share Purchase Agreement dated March 18, 2011
10.5	(7)	Amendment No. 1 to the Employee Agreement of Derek Dunaway dated May 9, 2011
10.6	(7)	Amendment No. 1 to the Employee Agreement of Edgar E. Cranor dated May 9, 2011
10.7	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Rodman Principal Investments, LLC dated June 30, 2011 (10.1)
10.8	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Winston Churchill dated July 7, 2011 (10.2)
10.9	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Thomas Rebar dated July 7, 2011 (10.3)
10.10	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Wayne Weisman dated July 7, 2011 (10.4)
10.11	(9)	Amendment No. 2 to the Employee Agreement of Derek Dunaway (10.5)
10.12	(9)	Amendment No. 1 to the Employee Agreement of Michael Bielonko (10.6)
10.13	(9)	Amendment No. 2 to the Employee Agreement of Edgar E. Cranor (10.7)
10.14	(9)	Asset Purchase Agreement dated August 31, 2011 among Cyalume Technologies Holdings, Inc., Cyalume Specialty Products, Inc., JFC Technologies, LLC and Selling Members of Seller (10.8)
10.15	(9)	Registration Rights Agreement between Cyalume Technologies Holdings, Inc., James G. Schleck, James R. Schleck, Jame Fine Chemical, Inc., and JFC Technologies, LLC dated as of August 31, 2011 (10.9)
10.16	(9)	Lease Agreement between Brook Industrial Park, LLC and Cyalume Specialty Products, Inc. (10.10)
10.17	(10)	Stock Purchase Agreement dated December 22, 2011 among Cyalume Technologies Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., and Antonio Colon (10.27)

10.18	(10)	Registration Rights Agreement, dated as of December 22, 2011, between Cyalume Technologies Holdings, Inc., and Antonio Colon (10.28)
10.19	(10)	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement between Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., Cyalume Realty, Inc., Cyalume Specialty Products, Inc. and TD Bank, N.A. dated March 30, 2012 (10.30)
10.20	(10)	Second Amendment to Subordinated Loan Agreement between Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., Cyalume Realty, Inc., Cyalume Specialty Products, Inc., Granite Creek Partners Agent, LLC, Granite Creek Flexcap I, L.P. and Patriot Capital II, L.P. dated March 30, 2012 (10.31)
10.21	(11)	Services Agreement by and among the Company, Cyalume Technologies, Inc. and East Shore Ventures, LLC dated as of April 2, 2012 (10.1)
10.22	(11)	Inducement Agreement by and between East Shore Ventures, LLC and Zivi Nedivi (10.2)
10.23	(11)	Separation Agreement and General Release by and between Cyalume Technologies, Inc. and Derek Dunaway effective as of April 2, 2012 (10.3)
10.24	(12)	Amended and Restated Employment Agreement of Michael Bielonko, Chief Financial Officer, Cyalume Technologies, Inc. (10.1)
10.25	(12)	Separation and Release Agreement between Monte L. Pickens and Cyalume Technologies, Inc. (10.2)
10.26	(13)	Employment Agreement between Daniel S. Baker and Cyalume Technologies, Inc. effective September 10, 2012 (10.1)
10.27	(14)	Amendment No. 1 to Services Agreement dated September 10, 2012 between Cyalume Technologies Holdings, Inc., Cyalume Technologies, Inc., and East Shore Ventures, LLC (10.1)
10.28	(15)	Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement effective December 28, 2012 with TD Bank, N.A. (10.1)
10.29	(15)	Third Amendment to Subordinated Loan Agreement effective December 28, 2012 with Granite Creek Flexcap I, L.P. and Patriot Capital II, L.P., and Granite Creek Partners Agent, L.L.C (10.2)
10.30	(16)	Amendment Agreement dated December 27, 2012 by and among the Cyalume Technologies Holdings, Inc., Cyalume Specialty Products, Inc., JFC Technologies, LLC and James G. Schleck (10.1)
10.31	(16)	Unsecured Promissory Note dated December 31, 2012 with JFC Technologies, LLC (10.2)
10.32	(17)	Employment Agreement, effective as of November 1, 2011, between Cyalume Specialty Products, Inc. and James G. Schleck (10.3)
10.33	(17)	First Amendment to Employment Agreement, dated December 27, 2012, between Cyalume Specialty Products, Inc. and James G. Schleck (10.4)
10.36	(19)	Securities Purchase Agreement, dated November 19, 2013, between the Company and the Investor. (10.1)
10.37	(19)	Registration Rights Agreement, dated November 19, 2013, between the Company and the Investor. (10.2)
10.38	(19)	Release and Escrow Agreement, dated November 19, 2013, among the Company, CTI, Cova and the Investor. (10.3)
10.39	(19)	Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated November 19, 2013. (10.4)
10.40	(19)	Fourth Amendment to Subordinated Loan Agreement, dated November 19, 2013. (10.5)
10.41	(19)	Amended and Restated Promissory Note, dated November 19, 2013. (10.6)
10.42	*	Separation and Release Agreement, dated December 31, 2013, between Cyalume Specialty Products, Inc. and James G. Schleck
10.43	*	Consulting Agreement, dated December 31, 2013, between Cyalume Specialty Products, Inc. and James G. Schleck
14.1	(10)	Code of Conduct and Ethics (14.1)
16.1	(18)	Letter from CCR LLP
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of BDO USA, LLP
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Database
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Current Report on Form 8-K dated February 14, 2008 and filed with the Commission February 21, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K dated October 22, 2008 and filed with the Commission November 4, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K dated December 17, 2008 and filed with the Commission December 23, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-127644) filed August 18, 2005.
(5)	Incorporated by reference to Exhibit A of the definitive Proxy Statement filed with the Commission April 30, 2009 pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

(6)	Incorporated by reference to the Current Report on Form 8-K dated March 18, 2011 and filed with the Commission March 21, 2011.
(7)	Incorporated by reference to our Form 10-Q dated June 30, 2011 and filed with the Commission August 10, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(8)	Incorporated by reference to the Current Report on Form 8-K dated June 30, 2011 and filed with the Commission July 7, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(9)	Incorporated by reference to our Form 10-Q dated September 30, 2011 and filed with the Commission November 14, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(10)	Incorporated by reference to our Form 10-K dated December 31, 2012 and filed with the Commission April 16, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.
(11)	Incorporated by reference to the Current Report on Form 8-K dated March 30, 2012 and filed with the Commission April 5, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(12)	Incorporated by reference to the Current Report on Form 8-K dated April 19, 2012 and filed with the Commission April 25, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(13)	Incorporated by reference to the Current Report on Form 8-K dated July 19, 2012 and filed with the Commission July 25, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(14)	Incorporated by reference to the Current Report on Form 8-K dated September 10, 2012 and filed with the Commission September 12, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(15)	Incorporated by reference to the Current Report on Form 8-K dated December 20, 2012 and filed with the Commission December 31, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(16)	Incorporated by reference to the Current Report on Form 8-K dated December 27, 2012 and filed with the Commission January 2, 2013. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(17)	Incorporated by reference to the Current Report on Form 8-K dated December 31, 2012 and filed with the Commission January 7, 2013. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(18)	Incorporated by reference to the Current Report on Form 8-K dated November 28, 2011 and filed with the Commission December 2, 2011.
(19)	Incorporated by reference to the Current Report on Form 8-K dated November 22, 2013 and filed with the Commission on that date. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

*	Filed herewith.

INDEX TO FINANCIAL STATEMENTS

Cyalume Technologies Holdings, Inc.

Years ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyalume Technologies Holdings, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Cyalume Technologies Holdings, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyalume Technologies Holdings, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ BDO USA LLP

Boston, Massachusetts

April 15, 2014

Cyalume Technologies Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except shares and per share information)

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$865	$2,695
Accounts receivable, net of allowance for doubtful accounts of $44 and $155, respectively	3,788	3,875
Inventories, net	10,782	9,597
Income taxes refundable	163	173
Deferred income taxes	3,847	652
Prepaid expenses and other current assets	463	558
Total current assets	19,908	17,550

Property, plant and equipment, net	8,001	9,177
Goodwill	7,992	8,160
Other intangible assets, net	17,948	20,190
Due from related party, net	0	3,972
Other noncurrent assets	465	28
Total assets	$54,314	$59,077
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,600	$0
Current portion of notes payable	1,925	9,734
Accounts payable	6,182	2,934
Accrued expenses	2,059	2,583
Deferred revenue	80	0
Income taxes payable	97	0
Current portion of capital lease obligation	15	14
Derivatives liability	0	169
Warrants liability	6,373	0
Contingent legal obligation	3,986	0
Other current liabilities	242	0
Total current liabilities	22,559	15,434

Notes payable, net of current portion	14,969	8,394
Note payable due to related parties	2,100	2,100
Deferred income taxes	3,847	3,862
Asset retirement obligation	194	184
Capital lease obligation, net of current portion	7	22
Contingent legal obligation, noncurrent	0	3,806
Other noncurrent liabilities, net of current portion	79	0
Total liabilities	43,755	33,802
Commitments and contingencies (Note 18)

Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 123,077 shares issued and outstanding	4,055	0

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,738,260 issued and outstanding	21	21
Additional paid-in capital	102,575	105,990
Accumulated deficit	(95,874)	(80,221)
Accumulated other comprehensive loss	(218)	(515)
Total stockholders’ equity	6,504	25,275
Total liabilities and stockholders' equity	$54,314	$59,077

 The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except shares and per share information)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2013	2012
Revenues	$31,760	$38,642
Cost of revenues	17,957	21,530
Gross profit	13,803	17,112

Other expenses (income):
Sales and marketing	4,903	5,515
General and administrative	11,404	7,815
Research and development	1,864	1,963
Interest expense, net	2,310	2,219
Interest expense – related party	297	19
Amortization of intangible assets	1,796	1,858
Uncollectible receivable – related party	3,862	0
Impairment loss on intangible assets	875	281
Impairment loss on goodwill	168	47,088
Impairment loss on equipment	0	273
Legal settlement	2,048	0
Change in fair value of contingent consideration	242	3,380
Change in fair value of warrants liability	525	0
Loss on extinguishment of debt – related party	2,142	0
Other expenses (income), net	58	(112)
Total other expenses	32,494	70,299

Loss before income taxes	(18,691)	(53,187)
Benefit from income taxes	(3,038)	(2,969)
Net loss	$(15,653)	$(50,218)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$200	$108
Unrealized gain on cash flow hedges, net of taxes of $(59) and $(45), respectively	97	73
Other comprehensive income	297	181
Comprehensive loss	$(15,356)	$(50,037)

Net loss per common share:
Basic and diluted	$(1.03)	$(2.76)

Weighted average shares used to compute net loss per common share:
Basic and diluted	20,714,531	18,205,586

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except shares)

	Series A Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2011			18,311,228	$18	$100,334	$(30,003)	$(696)	$69,653
Share-based compensation			0	0	503	0	0	503
Repurchase and retirement of common stock			(39,895)	0	(139)	0	0	(139)
Shares issued - cashless option exercise			260	0	0	0	0	0
Effect of modification of warrant terms			0	0	94	0	0	94
Common stock issuance - payment of contingent consideration liability			2,450,000	3	5,142	0	0	5,145
Common stock issuance - litigation settlement			22,500		56	0	0	56
Reversal of forfeited restricted awards			(5,833)			0	0	0
Net loss						(50,218)	0	(50,218)
Other comprehensive income			0	0	0	0	181	181
Balance at December 31, 2012	0	0	20,738,260	$21	$105,990	$(80,221)	$(515)	$25,275
Proceeds received from issuance of Series A convertible preferred stock	123,077	4,000	0	0	0	0	0	0
Series A convertible preferred stock issuance costs	0	0	0	0	(647)	-	0	(647)
Dividends accrued on Series A convertible preferred stock	0	55	0	0	(55)	0	0	(55)
Deemed dividend on Series A convertible preferred stock	0	4,000	0	0	(4,000)	0	0	(4,000)
Excess of common warrant and preferred warrant fair value	0	(4,000)	0	0	(1,553)	0	0	(1,553)
Warrants amended in connection with debt refinancing	0	0	0	0	0	0	0	0
Fair value of amended related party note over note face value	0	0	0	0	2,067	0	0	2,067
Share-based compensation	0	0	0	0	773	-	0	773
Net loss	0	0	0	0	0	(15,653)	0	(15,653)
Other comprehensive income	0	0	0	0	0	0	297	297
Balance at December 31, 2013	123,077	$4,055	20,738,260	$21	$102,575	$(95,874)	$(218)	$6,504

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(15,653)	$(50,218)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,387	1,374
Amortization	2,429	2,345
Benefit from deferred income taxes	(3,328)	(3,357)
Share-based compensation expense	773	503
Impairment loss on equipment	0	273
Impairment loss on intangible assets	875	281
Impairment loss on goodwill	168	47,088
Change in fair value of contingent consideration	242	3,380
Change in fair value of derivatives	(14)	18
Change in fair value of warrants liability	525	0
Non-cash interest expense	159	0
Legal settlement	2,038	0
Uncollectible receivable – related party	3,862	0
Loss on extinguishment of debt – related party	2,142	0
Fair value of common stock issued	0	56
Other non-cash expenses	127	15
Changes in operating assets and liabilities:
Accounts receivable	212	(517)
Inventories	(1,124)	1,225
Restricted cash	0	(159)
Prepaid expenses and other current assets	12	61
Accounts payable and accrued liabilities	2,115	1,263
Accrued interest on note payable to related party	252	0
Deferred revenue	80	0
Income taxes payable	114	(131)
Net cash (used in) provided by operating activities	(2,607)	3,500

Cash flows from investing activities:
Purchases of long-lived assets	(1,183)	(672)
Proceeds from disposal of long-lived assets	18	0
Net cash used in investing activities	(1,165)	(672)

Cash flows from financing activities:
Net proceeds from line of credit	1,600	0
Principal payments on notes payable	(2,621)	(2,413)
Principal payments on related party note payable	0	(250)
Payments to reacquire and retire common stock	0	(139)
Payments of debt issuance and deferred financing costs	(163)	(309)
Proceeds received from issuance of convertible preferred stock	4,000	0
Payment of preferred stock issuance costs	(647)	0
Payment in connection with legal settlement agreement	(275)	0
Principal payments on capital lease obligations	(14)	(37)
Net cash provided by (used in) financing activities	1,880	(3,148)

Effect of exchange rate changes on cash	62	64
Net decrease in cash	(1,830)	(256)
Cash, beginning of period	2,695	2,951
Cash, end of period	$865	$2,695

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

1.	BACKGROUND AND DESCRIPTION OF BUSINESS

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

The Company’s primary focus is providing tactical and training solutions to the military of the U.S. and other countries through both products and services.

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

CRI previously owned land located in Colorado Springs, Colorado. The land was transferred in connection with a 2013 legal settlement (see Note 18).

CTS provides its customers with battlefield effects simulation products while its services include planning and implementing tactical training exercises simulating real-world experiences. These products allow military and law enforcement professionals to maintain operational readiness through safe, live training and hands-on situational exercises.

Our business is managed and financial results are reported as one segment. The CEO, who is the chief operating decision maker, focuses on consolidated results to make strategic and tactical decisions. Our one operating segment consists of four reporting units: Chemical Light (the operations of CTI and CTSAS), Training (the operations of CTS), Specialty Products (the operations of CSP) and Other (the operations of CRI and the parent company Cyalume Technologies Holdings, Inc.).

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the years ended December 31, 2013 and 2012, the Company had net losses of approximately $15.7 million and $50.2 million, respectively, and used approximately $2.6 million of cash in its operations for the year ended December 31, 2013. The Company generated approximately $3.5 million in cash flow from operating activities for the year ended December 31, 2012. As of December 31, 2013 and 2012, the Company had an accumulated deficit of approximately $95.9 million and $80.2 million, respectively, and total stockholders’ equity of $6.5 million and $25.3 million, respectively. The Company’s unrestricted cash balance was approximately $0.9 million at December 31, 2013.

Due to uncertainty about the Company’s ability to meet its current operating expenses and current obligations, in their report on our annual financial statements for the year ended December 31, 2013, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s current liabilities include approximately $4.0 million relating to a contingent legal obligation (see Note 18).

In light of the Company’s results of operations, management has been evaluating various possibilities including but not limited to refinancing or restructuring the Company’s debt, reducing or eliminating operating expenses, and raising additional capital through the issuance of common or preferred stock or securities convertible into common stock. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders, may reduce the value of the stockholders’ investment in the Company or may impact the Company’s stock price.

There can be no assurances that the Company will be successful in raising adequate additional financial support. If not, the Company will be required to reduce operations. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Foreign Operations

The accounting records of our France-based subsidiary CTSAS are maintained in Euros, their local and functional currency. For consolidation, revenue and expense transactions are translated to U.S. dollars using the average exchange rate of the month in which the transaction took place. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are translated to U.S. dollars using the exchange rate in effect as of the date of the equity transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from transactions which are denominated in other than the functional currency are reported as other income or loss in the statement of comprehensive income (loss) in the period the gain or loss occurred.

Comprehensive Loss

Comprehensive loss accounts for changes in stockholders’ equity resulting from non-stockholder sources. All transactions that would cause comprehensive loss to differ from net loss have been recorded and disclosed and relate to (i) the translation of the accounting records of our France-based subsidiary CTSAS and (ii) the effective portion of activities designated as hedges for hedge accounting purposes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for certain items such as reserves for inventory, accounts receivable and deferred tax assets; assessing the carrying value of intangible assets including goodwill; determining the useful lives of property, plant and equipment and intangible assets; determining asset retirement obligations; and determining the fair value of contingent consideration. Estimates are based on historical experience, where applicable, and assumptions that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Accounts Receivable

Accounts receivable are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The allowance is based on historical bad debt experience and the specific identification of accounts deemed uncollectible. An account receivable’s delinquency status is determined based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written off only when all methods of recovery have been exhausted. Credit risk is controlled through initial credit evaluations and approvals, credit limits, and monitoring procedures. Ongoing credit evaluations of customers are performed but do not require collateral to secure accounts receivable.

Inventories

Inventories are stated at the lower of cost (on a first-in first-out (“FIFO”) method) or net realizable value. The cost of inventory consists of raw material content, labor costs to produce the inventory and overhead costs incurred during production of the inventory. The Company periodically reviews the realizability of inventory. Provisions are recorded for potential obsolescence which requires management’s judgment. Conditions impacting the realizability of inventory could cause actual write-offs to be materially different than provisions for obsolescence.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed under the straight-line method over the estimated useful lives of four to eight years for equipment and 30 years for buildings and improvements.

Property, plant and equipment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such reviews are based on a comparison of the asset’s undiscounted cash flows to the recorded carrying value for the asset. If the asset’s recorded carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, the asset’s carrying value is written-down to its estimated fair value. To estimate that fair value, the Company uses the most appropriate valuation technique for the circumstances and for which sufficient data is available. Impairment charges, if any, are recorded in the period in which the impairment is determined. In the event of an impairment charge, the identifiable assets’ post-impairment carrying value will continue to be amortized or depreciated over their useful lives and be reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill

Goodwill is deemed to have an indefinite life and accordingly, is not subject to amortization. Goodwill is subject to annual impairment reviews as of August 31, and, if conditions warrant, interim reviews based upon its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined.

Intangible Assets

Intangible assets include developed technologies and patents, customer relationships, non-compete agreements, trademarks and trade names, all of which are amortized over their estimated useful lives. The carrying amounts of amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable and are also reviewed for impairment annually as of August 31.

Costs incurred to register new patents or defend existing patents are capitalized, while costs to renew or extend the term of intangible assets are expensed when incurred. Costs incurred with third parties that are related to internally developing or successfully defending an intangible asset are capitalized as part of the intangible asset developed or defended and amortized over that asset’s remaining useful life. Such costs with third parties related to patent or trademark applications that are ultimately rejected by the relevant government authority are expensed upon rejection. The useful lives used for amortization of intangible assets are as follows:

Useful lives
Patents and developed technologies	(1)
Purchased customer relationships	9 – 13 years
Trademarks and trade names	(2)
Non-compete agreements	5 years

(1)	Each patent has its own legal expiration date and, therefore, its own useful life. Generally, our patents’ legal lives begin when the related patent application is filed with the relevant government authority and ends 20 years thereafter. Amortization on patent costs begins when the relevant government authority approves the related patent. Patents that have been recorded as of December 31, 2013 are expected to expire by 2033.

(2)	Trademarks and trade names of CTI are deemed to have a useful life of 15 years. CTI’s trademarks and trade names are subject to annual impairment reviews as of August 31, and, if conditions warrant, interim reviews based upon their estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined.

Debt Issuance and Deferred Financing Costs

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

Derivatives

Derivatives are recorded at their fair value as of the balance sheet date. If a derivative qualifies for “hedge accounting” under U.S. GAAP and has been designated as a hedge by us, then the “effectively hedged” portion is recorded, as defined by U.S. GAAP, of changes in such derivatives’ fair value in accumulated other comprehensive loss, which is a component of our stockholders’ equity. The Company records (i) ineffectively hedged portions of such changes in fair value or (ii) changes in the fair value of derivatives not designated as a hedge in our consolidated statement of comprehensive income (loss) in the period the change occurred. On the consolidated statement of cash flows, cash flows from derivative instruments accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged.

Warrants Liability

The Company uses fair values as determined by significant unobservable inputs. These estimated values are significant inputs into the Monte Carlo simulation method and the Black Scholes pricing model used to calculate the estimated fair value of common warrants and preferred warrants potentially settleable in cash, which are recorded as warrants liability. The estimated fair value of the common warrants and the preferred warrants are determined at each balance sheet date and the change in the estimated fair value of the warrants is reflected within the Company’s statements of comprehensive loss.

Revenue Recognition

Revenue from the sale of products or the providing of services is recognized when the earnings process is complete, the amount of recognizable revenue can be determined, the risks and rewards of ownership have transferred to the customer and collectability is reasonably assured. Depending on the terms of the individual sales arrangement with our customer, product sales are recognized at either the shipping point or upon receipt by the customer. Costs and related expenses to manufacture the products are recorded as costs of goods sold when the related revenue is recognized. Additionally, if the right of return is granted to the buyer in a product sale, revenue is deferred until enough historical customer data is available to reasonably estimate returns and related costs.

Two significant contracts provide for the sale of indefinite quantities of products at fixed per unit prices, subject to adjustment for certain economic factors. Revenue under these contracts is recognized when products ordered under the contracts are received by the customer. Whenever costs change, the pricing under these contracts is reviewed to determine whether they require the sale of products at a loss. To date, there are no loss contracts which would require the accrual of future losses in the current financial statements.

Research and development services are provided for customers for which the Company earns payments that are contingent upon achieving a specific result (“milestones”). Upon achieving such milestones, revenue is recognized provided that the payment is (i) related to past performance, (ii) reasonable relative to all of the deliverables and payment terms within the arrangement with our customer, and (iii) nonrefundable. In 2013 and 2012, all of such payments received met these criteria.

Taxes Collected from Customers

Sales taxes collected from customers are not considered revenue and are included in accounts payable and accrued expenses until remitted to the taxing authorities.

Shipping and Handling Costs

Outbound shipping and handling costs are included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income (loss). These costs were approximately $423,000 and $500,000 for the years ended December 31, 2013 and 2012, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income (loss). Advertising expense was $215,000 and $135,000 for the years ended December 31, 2013 and 2012, respectively.

Stock-Based Compensation

Stock-based compensation is incurred related to awards of common stock, restricted common stock and options to employees and non-employees. Those awards are measured at their fair value on the date the award is granted and are recognized in our consolidated financial statements over the period the grantee is required to provide services in exchange for the award. When recognized as an expense, the fair value of the award, less estimated forfeitures, is recognized on a straight-line basis over the award service period; if there is no such service period, then the entire fair value of the award is recognized as expense on the grant date.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized when, based upon available evidence, realization of the assets is more likely than not.

In assessing the realization of long-term deferred income tax assets, it is considered whether it is more likely than not that the deferred income tax assets will be realized. The realization of deferred income tax assets depends upon future taxable income in years before net operating loss carryforwards expire. The recoverability of deferred income tax assets is evaluated on a quarterly basis. If the Company determines that it is more likely than not that deferred income tax assets will not be recovered, a valuation allowance is established against some or all deferred income tax assets.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of December 31, 2013 or 2012.

Interest on tax deficiencies is classified as interest expense and income tax penalties are classified as other expense.

In February 2012, an IRS audit was completed of the Company’s tax returns for the years 2008 and 2009. There were no adjustments to those tax returns. Tax returns filed for the fiscal years 2010, 2011, and 2012 are still open for audit.

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

	Year Ended December 31,
	2013	2012
Basic and diluted:
Net loss (in thousands)	$(15,653)	$(50,218)
Accrued dividend and deemed dividend	$(5,608)	$0
Weighted average shares	20,714,531	18,205,586
Loss available to common stockholders for basic and diluted loss per common share (in thousands)	(21,261)	(50,218)
Basic and diluted loss per common share	$(1.03)	$(2.76)

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Year Ended December 31,
	2013	2012
Options and warrants	3,012,186	1,585,833
Restricted stock awards	34,266	75,292
Convertible notes payable	2,666,667	2,666,667

Fair Value

Under U.S. GAAP, the Company is required to record certain financial assets and liabilities at fair value and may choose to record other financial assets and financial liabilities at fair value as well. Also under U.S. GAAP, the Company is required to record nonfinancial assets and liabilities at fair value due to events that may or may not recur in the future, such as an impairment event. When required to record such assets and liabilities at fair value, that fair value is estimated using an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. That fair value is determined based on significant inputs contained in a fair value hierarchy as follows:

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

In October 2012, the FASB issued Accounting Standards Update No. 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which updates a wide range of topics in the FASB Codification. ASU 2012-04 includes technical corrections and improvements to FASB Codification and conforming amendments related to fair value measurements. ASU 2012-04 was effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (“ASU 2013-11”) to clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carry-forward, a similar tax loss, or a tax credit carry-forward, with some allowed exceptions. ASU 2013-11 does not impose any new recurring disclosure requirements because it does not affect the recognition or measurement of uncertain tax positions. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The Company believes the adoption of ASU 2013-11 will not have a material impact on our financial position or results of operations.

3.	IMPAIRMENT CHARGES

During 2013, CTS recorded a goodwill impairment loss of $168,000 and a loss on impairment of certain amortizable intangible assets of $875,000. During 2012, CTI recorded a $47.1 million loss on goodwill impairment, a $281,000 loss on impairment of certain amortizing intangible assets and a $273,000 loss on impairment of certain manufacturing equipment. See Note 7 for a summary of activity affecting goodwill during the years ending December 31, 2013 and 2012, respectively. The Chemical Light’s trade name intangible asset was not considered to be impaired as of August 31, 2013 or as of August 31, 2012. See Note 8 for a summary of activity affecting intangible assets during the years ending December 31, 2013 and 2012. See Note 23 for fair value information on these assets.

During 2013, management conducted a review of tangible and intangible assets for impairment. Before assessing whether any of our reporting units’ goodwill was impaired, the Company first assessed whether any non-goodwill assets were impaired. This assessment determined that the CTS patent asset was impaired by approximately $174,000, CTS trademarks and trade names were impaired by approximately $17,000, CTS customer relationships intangibles were impaired by approximately $650,000 and CTS non-compete agreements were impaired by approximately $34,000. Therefore, the Company recorded $875,000 of an impairment loss on these CTS intangible assets during the second quarter of 2013.

The “step 1” goodwill impairment assessment was performed by comparing the fair value of each reporting unit containing goodwill to those reporting units’ carrying values. The Chemical Light, Training, and Specialty Products reporting units have goodwill assets. Since there are no quoted market prices for our reporting units, the fair value of our reporting units were determined using a discounted present value technique utilizing each reporting unit’s forecasted after-tax cash flows. The “step 1” test determined that the carrying value of the CTS Training reporting unit exceeded its fair value, and, therefore, its goodwill needed to be tested further under what is commonly known as “step 2” of the goodwill impairment assessment. CTS did not pass the “step 1” test due to the inability to both gain traction with new products and services and attract new customers as initially planned when the reporting unit was acquired in December 2011.

Under “step 2” of the goodwill impairment assessment, the implied fair value of CTS Training’s goodwill was compared with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, that excess must be recognized as an impairment loss. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of the reporting unit’s goodwill. The Company identified several intangible assets that were valued during this process, including customer relationships, patents, trade names, non-compete agreements, and our workforce. The allocation process was performed only for purposes of goodwill impairment. The Company determined the fair value of these assets using various discounted cash flow-based methods that utilize assumptions such as the ability of these assets to generate future cash flows, present-value factors, income tax rates and customer attrition rates. The “step 1” calculated fair value of the CTS reporting unit was allocated to the CTS tangible and identifiable intangible assets of the CTS reporting unit at June 30, 2013 based upon the results of the “step 2” analysis, which included a full impairment to the CTS goodwill.

During 2012, before conducting its annual goodwill impairment assessment, the Company first assessed whether any non-goodwill assets were impaired because it was considered that such assets might be impaired due to declines in the Company’s stock price at that time and industry conditions discussed later in this Note 4. This assessment determined that the CTS Training’s patent asset was impaired $172,000, the CTS Training’s trade name asset was impaired $29,000 and the CTS non-compete agreement asset was impaired $80,000. Therefore, the Company recorded a $281,000 impairment loss on these intangible assets during 2012. This assessment also determined that one piece of Chemical Light’s manufacturing equipment with a carrying value of $273,000 had no value. Since the Company did not foresee using this equipment in the future, a $273,000 impairment loss was recognized during 2012 as well.

The Company then assessed qualitative factors to determine whether it is more likely than not that the fair values of our reporting units that contain goodwill are less than their carrying value. In addition to these intangible asset impairments, the Company identified two factors, adverse changes in our stock price and adverse changes in industry/market considerations, that led the Company to conclude that it was more likely than not that the fair value was less than the carrying value. Beginning in April 2012, the Company’s share price began steadily dropping and was at a closing price of $2.34 on August 31, 2012.

Regarding industry conditions, during the past several years, based on the success of the Chemical Light’s 40mm training round purchased by the U.S. Marine Corps that uses the Company’s chemical light technology, the Company believed that the volume of this product would grow when adopted by the U.S. Army. The Company completed production requirements under the Marine Corps contract, which expired in 2012. It was learned in 2012 that the Marines Corps contract would not be extended. During the third quarter of 2012, the Company concluded that the U.S. Army would not be purchasing the product. Instead, it was understood that the U.S. military was planning for a new 40mm training round that should be produced around 2015, and that this new round would likely not be based on chemical light technology. While that could change, it was believed at that time that it was more likely than not that the new round would not employ the Company’s chemical light technology. Consequently, these factors led the Company to significantly reduce its long-term revenue growth projected for its ammunition sector. Since the ammunition sector had previously been expected to be the largest contributor to the Company’s total revenues, the forecasted reduction resulted in a significant decrease in projected cash flows.

The Company then performed what is commonly known as “step 1” of the goodwill impairment assessment by comparing the fair value of each reporting unit containing goodwill to those reporting units’ carrying values. Only the Chemical Light, CTS Training, and CSP Specialty Products reporting units have goodwill assets. Since there are no quoted market prices for our reporting units, the fair value of the Company’s reporting units were determined using a discounted present value technique utilizing each reporting unit’s forecasted after-tax cash flows. The “step 1” test determined that the carrying values of the CTS Training and the Chemical Light reporting units exceeded their fair values and therefore their goodwill needed to be tested further under what is commonly known as “step 2” of the goodwill impairment assessment.

Under “step 2” of the goodwill impairment assessment, the implied fair value of Chemical Light’s and Training’s goodwill was compared with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, that excess must be recognized as an impairment loss. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination is determined. The excess of the fair value of each reporting unit over the amounts assigned to its assets and liabilities is the implied amount of the reporting unit’s goodwill. The Company identified several intangible assets that were valued during this process, including technology, customer relationships, trade names, non-compete agreements, and our workforce. The allocation process was performed only for purposes of goodwill impairment. The Company determined the fair value of these assets using various discounted cash flow-based methods that utilize assumptions such as the ability of these assets to generate future cash flows, present-value factors, income tax rates and customer attrition rates. During the year ended December 31, 2012, the Company recorded approximately $47.1 million relating to the impairment of goodwill and approximately $281,000 relating to the impairment of intangible assets.

4.	INVENTORIES

Inventories, net consist of the following (all amounts in thousands):

	2013	2012
Raw materials	$6,535	$6,255
Work-in-process	2,185	1,530
Finished goods	2,062	1,812
	$10,782	$9,597

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (all amounts in thousands):

	2013	2012
Value added taxes receivable	$17	$53
Franchise taxes receivable	0	32
Prepaid expenses	312	322
Debt issuance costs, current portion	53	136
Other	81	15
	$463	$558

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (all amounts in thousands):

	2013	2012
Land	$1,285	$1,904
Building and improvements	3,332	3,256
Machinery and equipment	8,300	7,905
Leasehold improvements	266	0
Furniture and fixtures	122	69
Software	59	0
	13,364	13,134
Less: accumulated depreciation and amortization	(5,363)	(3,957)
	$8,001	$9,177

At December 31, 2013 and 2012, machinery and equipment includes approximately $77,000 of assets recorded under capital leases. Accumulated depreciation on those capital leases totaled approximately $20,000 and $9,000 as of December 31, 2013 and 2012, respectively. In 2013 and 2012, depreciation expense for those assets was $11,000 and $9,000, respectively.

7.	GOODWILL

Goodwill represents the excess of the cost of acquiring CTI and CTSAS in 2008 and CSP and CTS in 2011 over the net fair value assigned to the assets acquired and liabilities assumed in those acquisitions, net of adjustments and impairment losses. Changes in the carrying amount of goodwill consist of the following (all amounts in thousands):

	CTI/CTSAS Chemical Light	CTS Training	CPS	Total Consolidated Goodwill
Balance on December 31, 2011 (1)	$51,244	$1,107	$2,978	$55,329
Impairment loss (see Notes 3 and 23)	(46,230)	(858)	0	(47,088)
Adjustment to CTS goodwill due to the current period reduction of its deferred tax liability associated with the current period impairment of identified intangible assets	0	(183)	0	(183)
Finalization of the fair value determination of contingent consideration in the CTS acquisition (2)	0	166	0	166
Finalization of the CTS acquisition-related deferred tax liability (2)	0	(64)	0	(64)
Balance on December 31, 2012 (3)	5,014	168	$2,978	8,160
Impairment loss (see Notes 3 and 23)	0	(168)	0	(168)
Balance on December 31, 2013 (4)	$5,014	$0	$2,978	$7,992

(1)	Gross amount of goodwill was approximately $67.8 million as of December 31, 2011. Accumulated impairment losses were $12.5 million as of December 31, 2011.
(2)	On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with CTS and the sole stockholder of CTS. A portion of the consideration paid to the sellers of CTS is contingent upon the financial performance of the acquired business during the combined calendar years 2012 and 2013. The initial accounting for that contingent consideration liability was not complete as of December 31, 2011 since the fair value determination of that liability had not yet been finalized. The finalization of this accounting during 2012 resulted in a $166,000 increase in both CTS’ goodwill asset and contingent consideration liability. Additionally, the initial accounting for the CTS acquisition-related deferred tax liability had not yet been finalized as of December 31, 2011. The finalization of this accounting during 2012 resulted in a $64,000 decrease in both CTS’s goodwill asset and deferred tax liability.
(3)	Gross amount of goodwill was approximately $67.7 million as of December 31, 2012. Accumulated impairment losses were approximately $59.5 million as of December 31, 2012.
(4)	Gross amount of goodwill was approximately $67.7 million as of December 31, 2013. Accumulated impairment losses were approximately $59.7 million as of December 31, 2013.

8.	OTHER INTANGIBLE ASSETS

Intangible assets as of December 31, 2013 consist of the following (all amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value
Developed technologies, including patents (1)	$13,853	$5,720	$8,133
Trademarks and trade names	5,365	119	5,246
Purchased customer relationships (2)	8,812	4,336	4,476
Non-compete agreements (3)	160	75	85
Website development costs	8	0	8
	$28,198	$10,250	$17,948

(1)	Includes a patent obtained in the acquisition of CSP with a cost of $50,000 that is expected to be fully amortized in August 2026. Patents obtained in the acquisition of CTS with an initial cost of $410,000 and a December 31, 2012 gross value of approximately $238,000 were impaired by approximately $221,000 during 2013 (see Note 3 Impairment Charges) and the $17,000 of CTS patents remaining after the impairment is expected to be fully amortized in December 2021.
(2)	Includes customer relationships obtained in the acquisition of CSP with a cost of $920,000 that is expected to be fully amortized in December 2019. Customer relationships obtained in the acquisition of CTS with a cost of $840,000 was impaired by approximately $780,000 (see Note 3 Impairment Charges) and the $60,000 of CTS customer relationships remaining after the impairment is expected to be fully amortized in December 2021.
(3)	Includes non-compete agreement obtained in the acquisition of CSP with a cost of $160,000 that is expected to be fully amortized in August 2016. Non-compete agreement obtained in the acquisition of CTS with an initial cost of $140,000 was determined to be fully impaired in 2013 (see Note 3 Impairment Charges).

In 2013 and 2012, some of these intangible assets were found to be impaired and their cost was reduced accordingly. See Note 3 and 24 for a discussion regarding these impairments.

Intangible assets as of December 31, 2012 consist of the following (all amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value
Developed technologies, including patents (1)	$13,730	$4,755	$8,975
Trademarks and trade names (2)	5,401	37	5,364
Purchased customer relationships (3)	9,507	3,811	5,696
Non-compete agreements (4)	220	65	155
	$28,858	$8,668	$20,190

(1)	Includes a patent obtained in the acquisition of CSP with a cost of $50,000 that is expected to be fully amortized in August 2026. Also includes patents obtained in the acquisition of CTS with an initial cost of $410,000 and a December 31, 2012 gross value of approximately $238,000 (see Note 3 Impairment Charges).
(2)	Includes a trade name obtained in the acquisition of CTS with an initial cost of $90,000 (see Note 3 Impairment Charges).
(3)	Includes customer relationships obtained in the acquisition of CSP with a cost of $920,000 that is expected to be fully amortized in December 2019. Also includes customer relationships obtained in the acquisition of CTS with a cost of $840,000 (see Note 3 Impairment Charges).
(4)	Includes non-compete agreement obtained in the acquisition of CSP with a cost of $160,000 that is expected to be fully amortized in August 2016. Also includes non-compete agreement obtained in the acquisition of CTS with an initial cost of $140,000 (see Note 3 Impairment Charges).

Trademarks can be renewed without substantial cost. If trademark and trade names are not renewed, then expected future cash flows associated with trademarks and trade names could be adversely affected.

Amortization of intangible assets was $1.8 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively.

During 2013, the Company capitalized $27,000 and $342,000 of costs paid to third parties to create or defend trademarks and patents, respectively. During 2012, the Company capitalized $3,000 and $292,000 of costs paid to third parties to create or defend trademarks and patents, respectively. The Company expects the patent-related costs to be amortized over approximately 20 years.

The Company does not consider any intangible assets to have residual value.

The future amortization expense relating to finite-lived intangible assets for the next five years and beyond is estimated at December 31, 2013 to be (all amounts in thousands):

Year Ending December 31,
2014	$1,970
2015	1,970
2016	1,959
2017	1,927
2018	1,889
Thereafter	7,011
$16,726

9.	DEBT ISSUANCE COSTS

Debt issuance costs consist of unamortized costs paid to third parties to obtain senior debt, a line of credit, convertible notes and an amended related party note that will be amortized to interest expense using the effective interest method through 2015 and 2016. Amortization of capitalized debt issuance costs was approximately $113,000 and $119,000 for the years ended December 31, 2013 and 2012, respectively.

The future amortization expense relating to current and noncurrent capitalized debt issuance costs is approximately $86,000 and will be amortized to interest expense using the effective interest method through 2016.

10.	ACCRUED EXPENSES

Accrued expenses consist of the following (all amounts in thousands):

	2013	2012
Payroll-related (1)	$1,145	$1,817
Interest	331	143
Professional fees	26	178
Related party payable – Selway Capital, LLC (2)	158	32
Other	399	413
	$2,059	$2,583

(1)	Accrued payroll-related costs as of December 31, 2013 include approximately $534,000 of accrued severance costs. Accrued payroll-related costs as of December 31, 2012 include approximately $296,000 of accrued severance costs.
(2)	See Note 18 for a description of the agreement with Selway Capital, LLC.

11.	LINES OF CREDIT

The Company has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”). The amount which may be borrowed from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined based on (i) the Prime Rate, plus 3%. The line of credit’s interest rate at December 31, 2013 was 6.25%. The line of credit expires on December 19, 2015. This line of credit is subject to (i) the same restrictive covenants and (ii) the same collateral and guarantees as the senior debt Term Loan and the senior debt Real Estate Loan (see Note 12). At December 31, 2013, $1.6 million was outstanding on this line of credit and borrowing availability was approximately $840,000 at December 31, 2013. At December 31, 2012, there were no outstanding borrowings on this line of credit.

CTSAS has lines of credit with a combined maximum borrowing capacity of €800,000 ($1.1 million as of December 31, 2013), under which there were no outstanding borrowings at December 31, 2013 or 2012. The lines’ interest rates are variable, based on the Euro Overnight Index Average and the 3-month Euro Interbank Offered Rate. The lines are collateralized by primarily CTSAS accounts receivable. The lines have indefinite termination dates, but can be renegotiated periodically.

12.	NOTES PAYABLE

Outstanding notes payable consist of (all amounts in thousands):

	2013	2012
Senior Debt - Term Loan	$6,023	$8,519
Senior Debt - Real Estate Loan	1,679	1,804
Subordinated Term Loan	8,659	8,500
Promissory Note Payable	1,075	0
Total	17,436	18,823
Less: Unamortized debt discount	(542)	(695)
Less: Current portion of notes payable, including current portion of unamortized debt discount	(1,925)	(9,734)
Notes payable, net of current portion	$14,969	$8,394

Debt issuance costs are amortized to interest expense using the effective interest method over the life of the loan.

Senior Debt

CTI has two loans payable to TD Bank, NA (“TD Bank”); a Term Loan and a Real Estate Loan, that were originally entered into on December 19, 2008, and which were amended twice during 2012 to modify certain financial and non-financial covenants required by these loans. The Fourth Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement (the “Senior Amendment”) was entered into on November 19, 2013.

The Term Loan is payable in monthly principal installments of $148,000 along with monthly interest payments as described below, plus a one-time principal payment of approximately $2.5 million due at maturity in December 2015.

The Company compared the present value of the cash flows of the Term Loan and the Real Estate Loan, before the Senior Amendment on November 19, 2013, with the present value of the cash flows pursuant to the Senior Amendment. The Company determined that the cash flow effect on a present value basis was less than 10 percent on the date of the Senior Amendment. Therefore, for accounting purposes, the Senior Amendment was treated as a modification of the Term Loan and the Real Estate Loan and approximately $90,000 was expensed relating to debt modification costs.

Interest payments on 60% of the Term Loan’s principal balance were previously hedged using a pay-fixed, receive-variable interest rate swap to reduce exposure to changes in cash payments caused by changes in interest rates on the Term Loan. See Note 16 for details on the interest rate swap. Interest on the 60% interest rate-swapped portion of the Term Loan was payable monthly and determined based on 1-month LIBOR, plus a margin percentage that is based on financial performance. The total interest rate on the swapped portion of the Term Loan was changed from 6.53% to 6.25% on December 19, 2013 and was 6.53% at December 31, 2012. Interest on the remaining 40% of the Term Loan was also payable monthly and was determined based on 1-month LIBOR (subject to a 2% interest rate floor) plus a margin percentage that was based on financial performance. At December 31, 2013 and 2012, the total interest rate on the portion of the Term Loan that was not subject to an interest rate hedging relationship was at 6.25% and 6.0%, respectively. The Term Loan is collateralized by all of the assets of CTI (except CTI’s equity interests in CTSAS, of which only 65% is collateral of the Term Loan) and is guaranteed by Cyalume. The Term Loan requires various restrictive financial and nonfinancial covenants, such as a maximum leverage ratio, debt service coverage ratio and limitations on capital expenditures and dividends, with which we are in compliance as of December 31, 2013.

The Real Estate Loan is payable in monthly principal installments of approximately $10,000, along with monthly interest payments as described below, plus a one-time principal payment of $1.4 million due at maturity in December 2015.

Interest payments on the Real Estate Loan principal balance were hedged using a pay-fixed, receive-variable interest rate swap to reduce exposure to changes in cash payments caused by changes in interest rates on the Real Estate Loan. See Note 16 for details on the interest rate swap. Interest is payable monthly and is determined based on 1-month LIBOR plus a margin percentage that was based on financial performance. The Real Estate Loan’s total interest rate was changed from 6.42% to 6.25% on December 19, 2013 and was 6.42% at December 31, 2012. The Real Estate Loan is secured by a mortgage of the real property (land and building) located in West Springfield, MA, and is guaranteed by Cyalume. The Real Estate Loan requires various restrictive financial and nonfinancial covenants, such as a maximum leverage ratio, debt service coverage ratio and limitations on capital expenditures and dividends, with which the Company is in compliance with as of December 31, 2013.

The TD Bank line of credit (see Note 11), the Term Loan and the Real Estate Loan are senior in payment priority to all other notes payable and lines of credit.

Subordinated Term Loan

On July 29, 2010 the Subordinated Term Loan of $8.5 million was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest is payable in kind through December 19, 2015 and then payable monthly in cash through the June 30, 2016 maturity date. Interest is payable monthly at a rate of 11% per annum. No principal payments are required until maturity. The Company has the right to prepay the loan in whole or in part at any time without penalty in the event that the TD Bank Senior Debt is repaid. The Subordinated Term Loan ranks junior to all debt held by TD Bank, N.A. but senior to all other remaining long-term debt including existing and future subordinated debt. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan has been converted to our common stock. The Company’s common stock’s closing market price on December 31, 2013 was $0.69 per share; therefore the loan’s if-converted value of approximately $1.8 million is less than the unpaid principal balance by $6.8 million as of December 31, 2013. The Company previously determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP.

The Company compared the present value of the cash flows of the Subordinated Term Loan, before the Subordinated Amendment on November 19, 2013, with the present value of the cash flows pursuant to the Subordinated Amendment. The Company determined that the cash flow effect on a present value basis was less than 10 percent on the date of the Subordinated Amendment. Therefore, for accounting purposes, the Subordinated Amendment was treated as a modification of the Subordinated Term Loan.

Simultaneous with the issuance of the Subordinated Term Loan during 2010, the Company issued warrants to repay certain costs of obtaining the convertible notes. These warrants allowed the holder to purchase 160,000 shares of common stock at $1.50 per share through July 19, 2018. A portion of the $8.5 million gross proceeds from the issuance of the loan was allocated to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants ($207,000) was recorded as a debt discount and an increase to additional paid-in capital on our consolidated balance sheet. The warrant’s fair value was increased by $94,000 in 2012 due to (i) a decrease in the exercise price of the warrants and (ii) an extension of the term of the warrant. The warrants were amended again during 2013 in connection with the Senior Amendment described above. An additional amount of approximately $241,000 was added to debt discount and warrant liability during 2013 relating to (i) another decrease in the exercise price of the warrants to $0.01, (ii) an extension of the term of the warrants, and (iii) an increase to the number of shares of common stock that may be purchased upon exercise of the warrants to 455,514 shares of common stock that may be purchased. The debt discount is being amortized to interest expense using the effective interest method over the life of the convertible notes which have a maturity date of June 30, 2016. As a result of the amendment to the warrants, the warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability.

The carrying value of the Subordinated Term Loan is as follows (all amounts in thousands):

	2013	2012
Principal amount of loan	$8,659	$8,500
Less: unamortized debt discount	(424)	(622)
	$8,235	$7,878

Interest costs for the Subordinated Term Loan are as follows (all amounts in thousands):

	2013	2012
Contractual interest coupon rate	$949	$951
Amortization of related debt discount and debt issuance costs	486	308
Total interest expense recognized	$1,435	$1,259

The effective interest rate on the Subordinated Term loan was approximately 17% prior to the Subordinated Amendment, at which time the effective interest rate on the Subordinated Term loan became approximately 13%.

Promissory Note Payable

On November 19, 2013, the Company entered into a legal settlement agreement (see Note 18). The executed settlement agreement calls for the Company to make a series of payments over five years to Antonio Colon in the amount of $215,000 annually, for a total of $1,075,000 pursuant to the Promissory Note executed on November 19, 2013 (the “Promissory Note”). This Promissory Note bears interest at a rate of 2% annually and requires principal and interest payments each May and November. The Promissory Note has a maturity date of October 15, 2018.

Future Minimum Payments

As of December 31, 2013, future minimum payments due for notes payable (excluding the related party Amended JFC Note as discussed in Note 13) for each of the five succeeding years and beyond are as follows (all amounts in thousands):

Year Ending December 31,
2014	$2,116
2015	6,016
2016	8,874
2017	215
2018	215
Thereafter	0
$17,436

Amortization of the debt discount was approximately $520,000 and $368,000 for the years ended December 31, 2013 and 2012, respectively.

13.	RELATED PARTY TRANSACTIONS

Financing Arrangements with Related Parties

In December 2012, the Company entered into a $2,100,000 unsecured promissory note with JFC Technologies, LLC (“JFC”), an entity controlled by an employee of CSP who is an owner of a significant amount of the Company’s common shares and is a board member. On November 19, 2013, the unsecured promissory note was amended (the “Amended JFC Note”). Pursuant to the Amended JFC Note, interest accrues on the principal amount at the rate of 12% per annum, retroactive to the date of the original note. The entire principal amount and all accrued interest under the Amended JFC Note is due on the maturity date of December 31, 2016, or upon the refinancing of the Company’s existing indebtedness (subject to the availability of at least $5,000,000 in available credit after such repayment). Pursuant to the Amended JFC Note, up to $1.0 million of the principal amount is convertible, at the option of JFC, into the number of shares of Series A Preferred Stock equal to the portion of the principal amount being converted divided by the conversion price of $32.50 per share (subject to adjustment based on certain changes in capitalization affecting the Series A Preferred Stock). In addition, upon conversion of the first $499,980 of Amended JFC Note principal, JFC would receive: (1) warrants to purchase for each $6.50 of principal amount converted, ten shares of the Company’s common stock, and (2) warrants to purchase for each $32.50 of principal amount converted, one share of Series A Preferred Stock. For the avoidance of doubt, JFC shall not be entitled to receive any warrants upon conversion of any portion of the principal amount in excess of $499,980 in the aggregate.

In connection with the Amended JFC Note, the Company recorded a loss on the extinguishment of the original JFC Note of approximately $2.1 million as included within “Loss on extinguishment of debt – related party” within the accompanying consolidated statements of comprehensive loss.

On November 19, 2013, the Company also issued a warrant to JFC to purchase up to 73,009 shares of the Company’s common stock. These warrants have an exercise price of $0.01 and expire on November 19, 2023. The fair value of this warrant was calculated using the Black-Scholes pricing model and approximately $54,000 is included within “Warrants liability” within the accompanying consolidated balance sheet as of December 31, 2013. Since the warrant is not indexed to the Company’s stock, it is considered a derivative and therefore, is being accounted for as a liability.

Agreement with Board Member

On October 1, 2009, the Company entered into an agreement with Selway Capital, LLC (“Selway”) that provides for services to be performed by Selway on our behalf. The agreement stipulates that these services would be performed by Yaron Eitan, an employee of Selway and a member of our Board of Directors, with assistance, as needed, from other employees of Selway. See Note 18, Commitments and Contingencies, for a description of the Selway agreement.

Other Related Party Transactions

CSP leases property in Bound Brook, New Jersey, from Brook Industrial Park, LLC, an entity that is controlled by an employee of CSP who is also an owner of a significant amount of our common shares and is one of our board members. See Note 18 for a description of this lease. This same related party and his wife collectively own 50% of China Development Group LLC. CSP previously engaged China Development Group LLC to source a pharmaceutical product sold by CSP, and paid commissions to China Development Group LLC during 2012 in compensation for such services. There were no commissions paid by CSP to China Development Group LLC in 2013. The amount of such commissions paid to China Development Group LLC in 2012 was approximately $310,000.

Pursuant to an Amendment Agreement executed during December 2012, the Company is required to issue 350,000 shares of the Company’s common stock to JFC since the Company’s December 2013 common stock closing price was less than $1.75. The Company’s closing price on December 31, 2013 was $0.69 and therefore, the Company has recorded $242,000 within other current liabilities within the accompanying consolidated balance sheets as of December 31, 2013 and the shares were issued to JFC on January 31, 2014. The Company assessed the fair value as of December 31, 2012 of this potential obligation to issue additional shares at that time. The fair value was not material as of December 31, 2012 and therefore, no obligation was recorded at December 31, 2012.

14.	CAPITAL LEASE OBLIGATIONS

As of December 31, 2013, future minimum lease payments under capital leases together with the present value of the net minimum lease payments were as follows (all amounts in thousands):

Year Ending December 31,
2014	$17
2015	7
2016	0
2017	0
2018	0
Thereafter	0
Total minimum lease payments	24
Less: amount representing interest	(2)
Present value of net minimum lease payments	$22

15.	INCOME TAXES

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2013	2012
Domestic	$(18,866)	$(54,153)
Foreign	175	966
	$(18,691)	$(53,187)

Benefit from income taxes consisted of the following (all amounts in thousands):

	Year Ended December 31,
	2013	2012
Current:
Federal	$0	$0
State	160	0
Foreign	130	388
Deferred:
Federal	(2,678)	(2,556)
State	(595)	(738)
Foreign	(55)	(63)
Benefit from income taxes	$(3,038)	$(2,969)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary sources of these differences relate to the carrying value of identified intangible assets, inventories, fixed assets, certain accruals and reserves.

Deferred income tax assets and liabilities consist of the following (all amounts in thousands):

	December 31, 2013		December 31, 2012
	Current	Non-current	Current	Non-current
Deferred tax assets:
Federal	$6,329	$7,230	$1,390	$8,256
State	886	868	563	786
Foreign	34	20	36	16
Less: valuation allowance	(2,747)	(3,175)	(689)	(3,185)
	4,502	4,943	1,300	5,873
Deferred tax liabilities:
Federal	(477)	(6,615)	(469)	(7,311)
State	(124)	(1,697)	(122)	(1,886)
Foreign	(54)	(478)	(57)	(538)
	(655)	(8,790)	(648)	(9,735)
Deferred tax assets (liabilities)	$3,847	$(3,847)	$652	$(3,862)

Principal components of our net asset representing deferred income tax balances are as follows (all amounts in thousands):

	Year Ended December 31,
	2013	2012
Intangible assets	$(3,778)	$(3,408)
Property, plant and equipment	(740)	(752)
U.S. loss carryforwards and tax credits, net (1)	8974	4,703
Subsidiary income (2)	(1,671)	(1,459)
Stock-based compensation expense	968	725
Reserves, accruals and other	1,292	805
Change in warrants fair value	877	0
Valuation allowance	(5,922)	(3,874)
Interest rate swaps	0	50
	$0	$(3,210)

(1)	The Company had federal net operating loss carryforwards amounting to approximately $13.3 million and $2.0 million at December 31, 2013 and 2012, respectively. The net operating loss carryforward at December 31, 2013 expires in fiscal years 2025 through 2033. Internal Revenue Code Section 382 limits utilization of these losses to $3.2 million per year. It is possible that future changes in ownership could result in changes to the amounts allowed by IRC Section 382. State net operating loss carryforwards amounted to approximately $2.0 million and $1.0 million as of December 31, 2013 and 2012, respectively.

(2)	A deferred tax liability has been recorded for income taxes which may become payable upon distribution of earnings of CTSAS, our French subsidiary. The estimated amount of tax that might be payable with regard to any distribution for foreign subsidiary earnings is reported net of foreign taxes paid, which are creditable against our domestic tax liability. We do not permanently reinvest our foreign subsidiary’s earnings. The Company continually evaluates our assertion; if our foreign business needs change, so may our assertion.

Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following (all amounts in thousands):

	Year Ended December 31,
	2013	2012
Provision for federal income taxes expected at 34% statutory rate	$(6,355)	$(18,083)
Increase (reduction) resulting from:
Tax on global activities	2	38
State income taxes, less federal income tax benefit	(287)	(518)
Exempt interest	728	0
Change in valuation allowance	3,507	0
Goodwill impairment loss	57	15,615
Prior year true up	(715)	(33)
Other	25	12
Benefit from income taxes	$(3,038)	$(2,969)

16.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives held by us as of December 31, 2013 consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contracts	Derivatives liability (current liabilities)	$0
Interest rate swaps	Derivatives liability (current liabilities)	0

Derivatives held by us as of December 31, 2012 consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contracts	Prepaid expenses and other current assets	$(14)
Interest rate swaps	Derivatives liability (noncurrent liabilities)	(155)

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009, and only under certain circumstances, the Company utilizes currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. These currency forward contracts are reported at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other income, net within the accompanying consolidated statements of comprehensive loss. The Company held one such currency forward at December 31, 2012. See Note 23 for a description of how the Company estimates the fair value of these contracts.

Interest Rate Swaps

In December 2008, the Company entered into two pay-fixed, receive-variable, interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on the Term Loan and the Real Estate Loan. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in comprehensive income (loss). See Note 20 for a description of changes in accumulated other comprehensive income (loss) due to derivatives and hedging activities. Such changes were due to unrealized gains and losses on the interest rate swaps. These unrealized gains and losses must be reclassified in whole or in part into earnings if, and when, a comparison of the swap(s) and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. These hedges met the criteria of the shortcut method for the duration of the hedging relationship, which ended on December 19, 2013, and therefore, the Company will not reclassify any portion of these unrealized losses from accumulated other comprehensive loss to earnings in the future. See Note 23 for a description of how the fair value of these swaps was estimated.

Effect of Derivatives on Statements of Comprehensive Loss

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our consolidated statement of comprehensive loss for year ended December 31, 2013 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedges:
Interest rate swaps, net of taxes of $(59)	$97	$0	$0
Derivatives not designated as hedging instruments:
Currency forward contracts	$0	$0	$0

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during 2013.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during 2013.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other income, net during 2013.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our consolidated statement of comprehensive loss for year ended December 31, 2012 was as follows (all amounts in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	In AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedges:
Interest rate swaps, net of taxes of $(45)	$73	$0	$0
Derivatives not designated as hedging instruments:
Currency forward contracts	$0	$0	$(18)

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during 2012.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during 2012.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other income, net during 2012.

17.	ASSET RETIREMENT OBLIGATION

The Company has an obligation to remediate certain known occurrences of asbestos at our manufacturing facility in West Springfield, Massachusetts. The significant assumptions used to estimate the obligation are:

Annual inflation rate	5.54%
Credit-adjusted risk-free rate	5.37%
Initial estimated remediation costs (undiscounted and not adjusted for inflation)	$200,000 ($41,000 paid in 2007)
Estimated remediation completion date	December 19, 2038
Estimated remediation cost on December 19, 2038	$720,000

The following is a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation for the years ended December 31, 2013 and 2012 (all amounts in thousands):

	Year Ended December 31,
	2013		2012
Balance, beginning	$184		$175
Accretion expense	10		9
Balance, ending	$194	(1)	$184

(1)	The difference between the $194,000 liability as of December 31, 2013 and the estimated undiscounted future payments of $720,000 is estimated inflation between December 31, 2013 and December 19, 2038.

Accretion expense on the asset retirement obligation is included in general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

18.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment, automobiles and other assets under cancelable and non-cancelable operating leases. Expenses associated with these leases totaled $638,000 and $439,000 in 2013 and 2012, respectively.

Included in these leases is a market-based, related-party lease which CSP assumed in conjunction with the business combination. CSP entered into the lease with an entity controlled by one of our stockholders for industrial-use property located in Bound Brook, New Jersey, U.S.A. The lease ends on August 31, 2016, with extension options available, and requires lease payments of $24,000 per month from September 1, 2011 through August 31, 2013. The monthly lease payment was adjusted to $30,000 per month beginning September 1, 2013 to reflect the changes of average cost per square foot as reported by Newmark Knight and Frank in their 2nd Quarter 2013 New Jersey Industrial Market Report, Average Asking Rate for Somerset County.

Future minimum lease payments under non-cancelable lease obligations at December 31, 2013 are as follows (all amounts in thousands):

Year Ending December 31,
2014	$687
2015	628
2016	483
2017	238
2018	59
Thereafter	0
$2,095

Legal

Civil Action No. 06-706 in Superior Court of the Commonwealth of Massachusetts

On January 23, 2006, before the Company owned CTI, the former owners of CTI (from whom CTI was purchased) (the “Former Owners”) acquired all of the outstanding capital stock of Omniglow Corporation (the “Transaction”) and changed the name of the company to Cyalume Technologies, Inc. Prior to, or substantially simultaneously with, the Transaction, CTI sold certain assets and liabilities related to Omniglow Corporation’s novelty and retail business to certain former Omniglow Corporation stockholders and management (“the Omniglow Buyers”). This was done because CTI sought to retain only the Omniglow Corporation assets and current liabilities associated with its government, military and safety business. During 2006, CTI and the Omniglow Buyers commenced litigation and arbitration proceedings against one another. Claims include breaches of a lease and breaches of various other agreements between CTI and the Omniglow Buyers. These proceedings are known as Civil Action No. 06-706 in Superior Court of the Commonwealth of Massachusetts (the “Court”).

On December 19, 2008, while Civil Action 06-706 was still unresolved, the Company acquired CTI (the “Acquisition”). According to the Stock Purchase Agreement between the Former Owners and the Company, the Former Owners retained the responsibility for paying for all costs and liabilities associated with Civil Action No. 06-706.

On July 18, 2011, CTI received an Order for Entry of Final Judgment in Civil Action No. 06-706 in which the Court awarded approximately $2.6 million in damages to Omniglow, LLC. Prejudgment interest at the rate of twelve (12%) percent per annum since the filing of the complaint in 2006 accrues on approximately $1.3 million of the damages. The Court also awarded Omniglow, LLC reimbursement of attorney fees and costs of approximately $235,000, on which interest at the rate of twelve (12%) percent per annum accrues beginning with the date of the final ruling.

On July 12, 2012, the Court issued an Amended Final Judgment and, on September 20, 2012, a Final Judgment. There were no changes to the previously described damage awards. In response, on October 17, 2012, the Company filed a Notice of Appeal and on August 2, 2013, the Company filed a Formal Appeal, which contains a number of bases for overturning the awards. Oral arguments were made by the parties before the Appellate Court during January of 2014. The Company can not determine when a decision will be rendered. The Company holds 625,139 shares of the Company’s common stock in escrow which may be applied against any damages up to the value of the shares upon conversion to cash.

The Company has appealed the final judgment and previously recorded a contingent legal obligation in the full amount of the final ruling (now approximately $4.0 million). Since the Former Owners (i) retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (ii) are related parties under U.S. GAAP due to their ownership interest in us and their membership on our board of directors, the Company previously recorded approximately $4.3 million, which includes the $3.6 million contingent legal obligation and other costs incurred while litigating Civil Action No. 06-706, within due from related party, net on the consolidated balance sheet as of September 30, 2013. The due from related party, net was offset by an allowance of approximately $3.7 million as of September 30, 2013, which was recorded on the provision for uncollectible receivable – related party line item on the Company’s consolidated statement of comprehensive loss. On November 19, 2013, a Release and Escrow Agreement was executed whereby the Company released affiliates of the Former Owners from being obligated on the costs and liabilities associated with Civil Action No. 06-706 in exchange for 625,139 shares of Cyalume stock placed in escrow (the “Escrowed Shares”). The Escrowed Shares provide the Company with a source of recovery with respect to any loss, liability or expenses incurred by the Company in connection with Civil Action No. 06-706. The Company reflected the value of the 625,139 Escrowed Shares at December 31, 2013 based upon the close price of Cyalume’s stock on December 31, 2013. The December 31, 2013 value of the Escrowed Shares is included within the other assets line item and approximately $4.0 million is included within the contingent legal obligation line item on the Company’s consolidated balance sheet as of December 31, 2013.

Demand for Arbitration by Former Employee

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with Combat Training Solutions, Inc. (“CTS”) and Antonio Colon, the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS in return for consideration that included contingent consideration ranging from $0 to $5.75 million , which is based on CTS’ financial performance during the period of December 22, 2011 through December 31, 2013 (the “Measurement Period”). The SPA also contains provisions that if Mr. Colon is terminated without cause during the Measurement Period, then the maximum potential contingent consideration amount of $5.75 million becomes payable to Mr. Colon on the first business day after January 1, 2014.

On June 15, 2012, the Company received a copy of a demand for arbitration filed by Mr. Colon with the American Arbitration Association. The demand alleges, among other things, that CTI has constructively terminated Mr. Colon’s employment without cause and that Cyalume and CTI have breached certain provisions of the SPA. Mr. Colon seeks, among other things, payment of the maximum potential contingent consideration amount of $5.75 million, payment of salary, wages, bonuses and benefits pursuant to Mr. Colon’s employment agreement with CTI, and reimbursement of his attorneys’ fees and costs related to this matter. Management considered the allegations by Mr. Colon to be without merit and therefore no accrual was previously recorded for this matter.

On August 17, 2012, Mr. Colon filed suit in Federal Court and on September 11, 2012, he filed to have the arbitration withdrawn. In addition, on September 11, 2012, Mr. Colon chose to cease working for the Company.

CTI filed a Motion to Dismiss the Complaint in Federal Court and to compel the controversy to arbitration before the American Arbitration Association. The District Court for the District of Delaware held a hearing on January 23, 2013, at which it dismissed the Complaint in Federal Court without prejudice and indicated that the arbitration should proceed. On September 23, 2013, the parties entered into an agreement to resolve this matter, and a settlement agreement was signed on November 19, 2013. The executed settlement agreement calls for the Company to make a series of payments over five years to Mr. Colon in the amount of $215,000 annually, for a total of $1,075,000 pursuant to the Promissory Note executed on November 19, 2013. The Company also made a settlement payment of $275,000 on November 20, 2013 and transferred the land located in Colorado (this land was originally acquired by CTI in connection with the 2011 CTS acquisition) to JasperCo, LLC pursuant to the terms of the executed settlement agreement with Antonio Colon. The total legal settlement amount recorded in the Company’s accompanying consolidated statement of comprehensive loss for the twelve months ended December 31, 2013 incurred in connection with settling the matter described above was approximately $2.0 million and is comprised of the following: approximately $631,000 relating to the Colorado land transfer, approximately $63,000 accrued in connection for the tax burden incurred by JasperCo, LLC for the transfer of the Colorado land, a Promissory Note for $1,075,000 payable over five years and approximately $275,000 paid on November 20, 2013 in connection with the execution of the settlement agreement.

Agreement with Board Member

On October 1, 2009, the Company entered into an agreement with Selway Capital, LLC (“Selway”) that provides for (but is not limited to) the following services to be performed by Selway on the Company’s behalf:

•	Strategic development and implementation as well as consultation to the chief executive officer on a regular basis as per his reasonable requests;
•	Identifying strategic partners with companies with which Selway has relationships and access. In this connection, Selway will focus on building partnerships with companies in Israel, Singapore, India and Europe. The focus will be on the expansion of our munitions business;
•	Advise and support the Company’s investor relations strategy;
•	Advise and support future fund raising, including identifying sources of capital in the United States; and
•	Support the Company’s mergers and acquisitions strategy and play an active role in due diligence and analysis.

The agreement stipulates that these services would be performed by Yaron Eitan, an employee of Selway and a member of the Company’s Board of Directors, with assistance, as needed, from other employees of Selway. The agreement, which expired on October 1, 2012, was extended through December 31, 2013 and will terminate on March 31, 2014. Per the amendment to extend the agreement, Selway’s compensation for these services was reduced from $21,000 per month to $11,000 per month effective January 1, 2014. Selway is reimbursed for costs incurred specifically on the Company’s behalf for these services. Included within accrued expenses at December 31, 2013 is approximately $158,000 relating to Selway fees which are expected to be settled in shares of the Company’s common stock during 2014.

19.	PREFERRED STOCK

Convertible Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors.

On November 19, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with US VC Partners, L.P. (the “Investor”) for the purchase by the Investor of 123,077 units of securities of the Company for an aggregate purchase price of $4.0 million (or $32.50 per unit). Each security issued is comprised of: 1) one share of Series A Convertible Preferred Stock of the Company, at a par value of $0.001 per share (the “Series A Preferred Stock”); 2) one common stock warrant ( the “Common Warrant”); and 3) one preferred stock warrant (the “Preferred Warrant”).

Since the Common Warrant and the Preferred Warrant are not indexed to the Company’s stock, they are derivatives and therefore, are being accounted for as a liability.

Upon voluntary or involuntary liquidation, dissolution or winding up of the Company, each holder of Series A Preferred Stock is entitled to a liquidation preference of $32.50 per share, plus any accrued but unpaid dividends, subject to customary adjustments as set forth in the Certificate of Designation (the “Liquidation Value”).

Each share of Series A Preferred Stock may be converted at any time at the option of the holder into a number of shares of common stock initially equal to 50 shares of common stock, determined by dividing the Liquidation Value per share of Series A Preferred Stock by the applicable conversion price per share of Series A Preferred Stock. The initial conversion price shall equal $0.65, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions. The Series A Preferred Stock is not subject to mandatory conversion at any time.

Dividends on the Series A Preferred Stock accrue (payable in cash or in kind), whether or not declared by the Board and whether or not funds are available for the payment of dividends, at a rate of 12% per annum on the sum of the liquidation preference plus all accrued and accumulated dividends and will be payable quarterly in arrears in a) cash or b) newly issued shares of Series A Preferred Stock having an aggregate liquidation preference equal to the amount of such accrued dividends (“PIK Dividends”) at the option of the Company. All accrued and accumulated dividends on the convertible preferred stock shall be paid prior to and in preference to any other class of securities of the Company.

Each share of Series A Preferred Stock will be entitled to a number of votes equal to the number of shares of common stock into which such share is convertible and shall be entitled to vote with holders of outstanding shares of common stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration.

The requisite holders of the Series A Preferred Stock will have the right to cause the Company to redeem, out of funds legally available, all but not less than all of the then outstanding shares of Series A Preferred Stock, for a price per share equal to the Liquidation Value of such shares from and after the fifth anniversary of the closing date of the Purchase Agreement. Additionally, the Company will have the right to redeem all of the outstanding shares of Series A Preferred Stock from and after the eighth anniversary of the closing date of the Purchase Agreement at a redemption price equal to the Liquidation Value. As a result of the redemption provisions, the Series A Preferred Stock has been classified outside of permanent equity.

Common and Preferred Warrants

In connection with the Series A Preferred Stock issued on November 19, 2013, the Company also issued a Common Warrant for the purchase of up to 6,153,830 shares of common stock at an exercise price of $0.65 per share. The estimated fair value of the Common Warrants is determined at each balance sheet date and the change in the estimated fair value of the Common Warrant is reflected within the “Change in fair value of warrants liability” within the accompanying statements of comprehensive loss.

The fair value as of December 31, 2013 of the Common Warrant is estimated using the Monte Carlo simulation method with the following inputs:

Common Warrant
Stock price of underlying equity	$0.69
Exercise price	$0.65
Expected volatility (standard deviation)	100%
Annual risk-free rate	3.04%
Expected term (time to expiration years)	9.9
Number of periods	514
Period interval	0.019
Period risk-free rate	0.058%
Number of simulations	500,000

In connection with the Series A Preferred Stock issued on November 19, 2013, the Company also issued a Preferred Warrant for the purchase of up to 123,077 shares of Series A Preferred Stock with an exercise price of $0.05 per share. The estimated fair value of the Preferred Warrant is determined at each balance sheet date and the change in the estimated fair value of the Preferred Warrant is reflected within the “Change in fair value of warrants liability” within the accompanying statements of comprehensive loss.

The fair value as December 31, 2013 of the Preferred Warrant is estimated using the Black-Scholes pricing model with the following inputs:

Preferred Warrant
Stock price of underlying equity	$32.50
Exercise price	$0.05
Expected term (years)	1.7
Risk-free interest rate	0.13%
Estimated dividend yield	None
Volatility	70%

The change in the fair value of the warrants liability during the year ended December 31, 2013 is as follows (amounts in thousands):

	Common Warrant	Preferred Warrant	JFC Warrant (see Note 13)	Subordinated Term Loan Warrants (see Note 12)	Total Warrant Liability
Warrant liability at December 31, 2012	$0	$0	$0	$0	$0
Fair value recorded on the November 19, 2013 transaction date	3,556	1,997	54	241	5.848
Change in fair value of warrants	525	0	0	0	525
Warrant liability at December 31, 2013	$4,081	$1,997	$54	$241	$6,373

20.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. Common stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Common stockholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Common Stock Purchase Warrants

Common stock purchase warrants accounted for within equity are recorded at their initial fair value and reported in stockholders’ equity as increases to additional paid-in capital. Warrants reported as equity, rather than liabilities (i) may not be net-cash settled, (ii) the warrant contract limits the number of shares to be delivered in a net-share settlement and (iii) the Company has sufficient unissued common shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to merit classification as equity.

At December 31, 2012, warrants to purchase 160,000 shares of the Company’s common stock issued in conjunction with the Subordinated Term Loan were outstanding (see Note 12). These warrants were amended again during 2013 in connection with the Senior Amendment described in Note 12. An additional amount of approximately $199,000 was added to debt discount and warrant liability during 2013 relating to (i) another decrease in the exercise price of the warrants to $0.01, (ii) an extension of the term of the warrants, and (iii) an increase to the number of shares of common stock that may be purchased upon exercise of the warrants to 455,514 shares of common stock that may be purchased. As of December 31, 2013, warrants to purchase 455,514 shares of the Company’s common stock issued relating to the Subordinated Term Loan were outstanding.

Warrants to purchase the Company’s common stock were outstanding as follows as of December 31, 2013:

Warrant Holder	Number of Shares Exercisable Under Warrant	Exercise Price	Expiration Date
US VC Partners, L.P.	6,153,850	$0.65	November 19, 2023
JFC Technologies LLC	73,009	0.01	November 19, 2023
Granite Creek FlexCap I, L.P.	267,950	0.01	November 19, 2023
Patriot Capital II, L.P.	187,564	0.01	November 19, 2023

Share-Based Compensation

On March 3, 2009, our Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “Plan”). The Plan was approved during our Annual Meeting of Stockholders on June 18, 2009. The purpose of the Plan is to benefit stockholders by assisting us in attracting, retaining and providing incentives to key management employees and non-employee directors of, and non-employee consultants to, Cyalume Technologies Holdings, Inc. and its subsidiaries, and to align the interests of such employees, non-employee directors and non-employee consultants with those of stockholders. Accordingly, the Plan provides for the granting of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided herein. Under the Plan, we are authorized to issue up to 2.0 million shares of common stock, increased by the Board of Directors to 2.65 million in December 2012, which was approved by the stockholders at the 2013 Annual Meeting of Stockholders. As of December 31, 2013, 848,666 shares were available for future awards under the Plan. Awards under the Plan can impose various service periods and other terms upon the awardee; however, the maximum term of options or similar instruments granted under the Plan is ten years.

Share-based awards are also issued that are not under the Plan. In September 2012, the Company awarded options to purchase our common stock to our Chief Operating Officer as part of his employment compensation. These options were not awarded under the Plan. Also in September 2012, the Company awarded options to purchase our common stock to East Shore Ventures, LLC as part of compensation for Chief Executive Officer services provided by East Shore Ventures, LLC’s owner and employee. These options were also not awarded under the Plan. Because East Shore Ventures, LLC is not considered to be an employee under U.S. GAAP rules for accounting for share-based payments, the Company must estimate the fair value of these options every reporting period and adjust the related compensation cost accordingly. These two awards are included in the section titled “Stock Option and Warrant Awards” below.

During the years ended December 31, 2013 and 2012, total expense recorded for share-based compensation was approximately $773,000 and $503,000, respectively. The following presents how share-based expenses are included in our consolidated statements of comprehensive loss (in thousands):

	Year Ended December 31,
	2013	2012
Cost of revenues	$9	$12
Sales and marketing	44	(12)
General and administrative	621	387
Research and development	99	116
	$773	$503

The Company does not currently possess any treasury shares; therefore any issuance of stock for any share-based compensation award is expected to be from new shares.

Stock Option and Warrant Awards

The Black-Scholes pricing model is used to value all stock options and warrants awarded as share-based compensation. The expected term of the options and warrants awarded under share-based compensation arrangements individually is estimated based on the estimated term of the award, the exercise price of the award, the estimated risk-free interest rate over the award’s estimated term, estimated annual dividend yield, and the estimated volatility of the price of our common stock over the award’s estimated term. Risk-free interest rate assumptions are based on U.S. Treasury securities issued with maturities similar to the expected terms of the awards. In September 2012, the Company began estimating the future volatility of the price of our common stock using historical daily prices of our common stock; before September 2012, since our common stock had insufficient trading history to estimate future price volatility, volatility was using historical data of another public company operating in our industry.

The fair value of each award is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for awards to employees and non-employees:

	2013	2012
Expected term (years)	5.0 – 6.5	5.0 – 6.5
Risk-free interest rate	1.10 – 1.70%	.73 – 1.43%
Estimated dividend yield	None	None
Volatility	126.71 – 130.08%	26.45 – 128.16%

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

Stock option and warrant activity related to share-based compensation is summarized as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,166	3.44
Granted (1)	1,708	1.60
Exercised (2)	(5)	3.65
Forfeited	(24)	3.71
Expired	(3)	3.80
Outstanding at December 31, 2012	2,842	2.33
Granted (3)	708	1.79
Exercised	0	-
Forfeited	(255)	2.02
Expired	(283)	3.78
Outstanding at December 31, 2013	3,012	2.09
Exercisable at December 31, 2013	1,321	$2.76

(1)	The weighted-average grant-date fair value of awards granted was $1.33.
(2)	The intrinsic value of awards exercised was $1,000. These options were exercised on a cashless basis, therefore no cash was received at exercise. The tax benefit realized from this exercise was insignificant.
(3)	The weighted-average grant-date fair value of awards granted was $1.61.

The following table summarizes information about stock options and warrants related to stock-based compensation that (i) are not subject to performance conditions and (ii) are vested or are expected to vest as of December 31, 2013:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted			Weighted
		Number		Remaining	Average	Number		Average
Range of		Outstanding		Contractual	Exercise	Exercisable		Exercise
Exercise Prices		(in thousands)		Term (Years)	Price	(in thousands)		Price
$0.00	$2.00	2,212		8.30	$1.57	545		$1.69
2.01	4.00	675		6.18	3.34	668		3.33
4.01	6.00	125		6.94	4.61	108		4.61
		3,012	(1)	7.77	$2.09	1,321	(2)	$2.76

(1)	The aggregate intrinsic value of these stock options and warrants is $0 as of December 31, 2013.
(2)	The aggregate intrinsic value of these stock options and warrants is $0 as of December 31, 2013. The weighted-average remaining contractual term for these options is 6.45 years as of December 31, 2013.

As of December 31, 2013, there was approximately $1,773,000 of unrecognized compensation cost related to nonvested option awards which is expected to be recognized over a weighted-average period of 3.68 years.

Restricted Stock

The Company values stock awards at the closing market price of the underlying shares on the trading day previous to the grant date, adjusted for expected forfeitures.

Nonvested restricted common stock related to stock-based compensation is summarized as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	277	3.88
Granted	29	2.66
Vested (1)	(129)	3.53
Forfeited	(141)	3.98
Outstanding at December 31, 2012	36 (3)	$3.76
Granted	0	-
Vested (2)	(36)	3.76
Forfeited	0	-
Outstanding at December 31, 2013	0	$-

(1)	The total fair value of restricted common stock awards that vested during 2012 was $364,000.
(2)	The total fair value of restricted common stock awards that vested during 2013 was $45,000.
(3)	These stock awards vested upon fulfilling service conditions.

As of December 31, 2012, there was $52,000 of unrecognized compensation cost related to nonvested stock awards which was recognized in 2013.

Accumulated Other Comprehensive Loss

The ending accumulated balances for each item in accumulated other comprehensive loss are as follows (all amounts in thousands):

	Year Ended December 31,
	2013	2012
Foreign currency translation loss	$(218)	$(418)
Unrealized gain on cash flow hedges, net of taxes	0	(97)
	$(218)	$(515)

Changes in accumulated other comprehensive loss due to derivative instruments and hedging activities are as follows (all amounts in thousands):

Balance, December 31, 2011	$(170)
Unrealized gain on interest rate swaps, net of taxes of $(45)	73
Balance, December 31, 2012	(97)
Unrealized gain on cash flow hedges, net of taxes of $(59)	97
Balance, December 31, 2013	$0

Changes in accumulated other comprehensive loss due to currency translation adjustments (all amounts in thousands):

Balance, December 31, 2011	$(526)
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	108
Balance, December 31, 2012	(418)
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	200
Balance, December 31, 2013	$(218)

21.	EMPLOYEE BENEFIT PLANS

The CTI Employee Savings and Retirement Plan (the “ESRP”), is intended to be qualified under Section 401(k) of the Internal Revenue Code. Employees of CTI, CTS and CSP who have reached the age of 18 are eligible for participation on the first entry date after three months of service. Entry dates are the first day of January, April, July and October. Employees may defer receiving compensation up to the maximum amount permitted under the Internal Revenue Code. Matching contributions to the ESRP equal (i) 3% of employee compensation plus (ii) 50% of the next 2% of employee compensation. For the years ended December 31, 2013 and 2012, employer matching contributions were $263,000 and $242,000, respectively.

French law requires companies within France (such as CTSAS) to pay its workers a benefit, based on various factors, when an employee becomes 65 years old.  The Company estimated the present value of such a liability for employees at CTSAS and approximately $79,000 has been recorded for this obligation as of December 31, 2013.

22.	CONCENTRATIONS

Sales Concentrations

In 2013, approximately 23% of the Company’s revenue was received from one customer. In 2012, approximately 40% of the Company revenue was received from two customers.

Geographic Concentrations

The Company sells to customers located in the United States of America and in international markets. Revenues to customers outside the United States represent 32% and 28% of net revenues for the years ended December 31, 2013 and 2012, respectively. Revenues from customers in the United Kingdom represented 5% and 9% of our 2013 and 2012 revenues, respectively.

CTSAS’ operations are our only operations outside the United States of America. CTSAS’ net assets were approximately $5,245,000 and $6,278,000 as of December 31, 2013 and 2012, respectively.

Concentrations of Credit Risk Arising from Financial Instruments

As of December 31, 2013, three customers combined represented 47% of gross accounts receivable and no other customer owed more than 10% of gross accounts receivable. All of these accounts receivable were collected in full in the first quarter of 2014. As of December 31, 2012, three customers combined represented 39% of gross accounts receivable and no other customer owed more than 10% of gross accounts receivable.

The Company maintains cash in several different financial institutions in amounts that typically exceed U.S. federally insured limits and in financial institutions in international jurisdictions where insurance is not provided. The Company has not experienced any losses in such accounts and the Company believes it is not exposed to significant credit risk. All cash maintained in U.S. non-interest bearing cash accounts were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage reverted to $250,000 per depositor at each financial institution and the cash balances exceed federally-insured limits by approximately $90,000. As of December 31, 2013, cash in non-U.S. bank accounts that were not insured by a federal government totaled approximately $328,000.

23.	FAIR VALUES OF ASSETS AND LIABILITIES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2013:

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Interest rate swaps (see Note 16) (1)	$0	$0	0	$0
Currency forward contracts (see Note 16) (2)	0	0	0	0
Warrants (see Note 19)(3)	0	0	(6,373)	(6,373)
	$0	$(0)	$(6,373)	$(6,373)

(1)	The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date (an income approach).

(2)	The fair value of these contracts is determined by multiplying the notional amount of the contract by the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the foreign exchange rate as of the date the contract is valued (the balance sheet date). Because the contracts typically have a short duration, the value is not discounted using a present value technique (an income approach).

(3)	The Company has classified its warrants liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model.

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2012:

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Interest rate swaps (see Note 16) (1)	0	$(155)	0	$(155)
Currency forward contracts (see Note 16) (2)	0	(14)	0	(14)
	$0	$(169)	$0	$(169)

(1)	The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date (an income approach).

(2)	The fair value of these contracts is determined by multiplying the notional amount of the contract by the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the foreign exchange rate as of the date the contract is valued (the balance sheet date). Because the contracts typically have a short duration, the value is not discounted using a present value technique (an income approach).

The tables below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Warrants liability:
Balance at the beginning of period	$0	$0
Fair value recorded on the November 19, 2013 transaction date	5,848	0
Change in fair value of warrants	525	0
Balance at the end of period	$6,373	$0

	Year Ended December 31,
	2013	2012
Contingent consideration:
Balance at the beginning of period	$0	$(3,699)
Initial recognition of the liabilities	0	0
Unrealized gains (losses) in earnings	0	(3,380)
Finalization of the fair value determination of contingent consideration in the CTS acquisition	0	(166)
Payment of contingent consideration from the CSP acquisition	0	7,245
Balance at the end of period	$0	$0

The Company has other financial instruments, such as cash, accounts receivable, due from related party, accounts payable, notes payable and line of credit. The Company believes the carrying amounts of those assets and liabilities approximate their fair value since those carrying amounts have been estimated to approximate the exit price which would be received to sell these assets or pay to transfer these liabilities to a market participant. See Note 2 for a discussion of our accounting policy regarding fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the year ended December 31, 2013, the following assets, all of which are Level 3 assets, were identified as impaired and were adjusted to their fair values (in thousands of dollars) (see also Note 3):

	Cyalume Reporting Unit (1)	Loss Recognized	Fair Value
Goodwill (2)	CTS Training	$168	$0
Patents (3)	CTS Training	174	17
Trade name (4)	CTS Training	17	0
Non-compete agreements (5)	CTS Training	34	0
Customer Relationships	CTS Training	650	60

During the year ended December 31, 2012, the following assets, all of which are Level 3 assets, were identified as impaired and were adjusted to their fair values (in thousands of dollars) (see also Note 3):

	Cyalume Reporting Unit (1)	Loss Recognized	Fair Value
Goodwill (2)	Chemical Light	$46,230	$5,014
Goodwill (2)	Training	858	351
Patents (3)	Training	172	210
Trade name (4)	Training	29	30
Non-compete agreements (5)	Training	80	40
Certain equipment (6)	Chemical Light	273	0

(1)	The Company managed as one operating segment with four reporting units: Chemical Light (the operations of CTI and CTSAS), CTS Training (the operations of CTS), Specialty Products (the operations of CSP) and Other (the operations of CRI and the parent company Cyalume Technologies Holdings, Inc.). Specialty Products’ goodwill was not considered to be impaired and our Other reporting unit does not have a goodwill asset.

(2)	The fair value of the impaired goodwill asset was determined calculating the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities and utilized present value techniques utilizing each reporting unit’s forecasted after-tax cash flows.

(3)	The fair value of the impaired patent asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the patents, net of estimated income taxes (an income approach).

(4)	The fair value of the impaired trademarks and trade names asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the trademarks and trade names, net of estimated income taxes (an income approach).

(5)	The fair value of the impaired non-compete agreement asset was determined using the “comparative business valuation” method, which compares the present value of two streams of the reporting unit’s estimated future cash flows; one stream assuming the non-compete agreements are in place and the other stream assuming the agreements are not in place (an income approach).

(6)	The fair value of the impaired equipment was determined estimating the present value of cash flows expected to result from the use and disposition of the equipment (an income approach).

24.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Year Ended December 31,
	2013	2012
Interest	$1,693	$1,762
Income taxes	133	554

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Year Ended December 31,
	2013	2012
Series A Convertible Preferred stock in-kind dividend	$55	$0
Series A Convertible Preferred stock deemed dividend	4,000	0
Warrants liability recorded in connection with common and preferred warrants	5,607	0
Amendment and adjustment to the fair value of warrants issued in conjunction with issuance of subordinated term loan recorded within warrant liability	241	94
Adjustment to goodwill acquired and contingent consideration incurred in the acquisition of CTS due to the finalization of the fair value of the contingent consideration	0	166
Adjustment to goodwill acquired and deferred tax liability incurred in the acquisition of CTS due to the finalization of the fair value of the business combination	0	64
Adjustment to CTS goodwill due to the current period reduction of its deferred tax liability associated with the current period impairment of identified intangible assets	0	183
Issuance of 2,450,000 shares of our common stock to repay the contingent consideration liability resulting from the acquisition of CSP	0	5,145
Issuance of a $2,100,000 note payable to repay the contingent consideration liability resulting from the acquisition of CSP	0	2,100
Issuance of 22,500 shares of our common stock to settle litigation claim	0	56

Cyalume Technologies Holdings, Inc.

Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts (Describe)	Deductions (Describe)		Balance at End of Period
Year ended December 31, 2012
Allowance for Doubtful Accounts	206	(1)	—	(50	)(1)	155
Deferred Tax Asset Valuation Allowance	3,874	—	—	—		3,874
Year ended December 31, 2013
Allowance for Doubtful Accounts	155	2	—	(113	)(2)	44
Deferred Tax Asset Valuation Allowance	3,874	2,048	—	—		5,922

(1)	Write-offs ($49,000) and recoveries of reserved receivables ($1,000)
(2)	Write-offs and recoveries

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: April 15, 2014	By:	/s/ Zivi Nedivi
Zivi Nedivi, President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

President, Chief Executive Officer
/s/ Zivi Nedivi	(Principal Executive Officer) and Director	April 15, 2014
Zivi Nedivi

Chief Financial Officer
/s/ Michael Bielonko	(Principal Financial Officer and Principal Accounting Officer)	April 15, 2014
Michael Bielonko

/s/ Winston Churchill	Director and Chairman	April 15, 2014
Winston Churchill

/s/ Yaron Eitan	Director and Vice Chairman	April 15, 2014
Yaron Eitan

/s/ James Valentine	Director	April 15, 2014
James Valentine

/s/ Ji Ham	Director	April 15, 2014
Ji Ham

/s/ Jason Epstein	Director	April 15, 2014
Jason Epstein

/s/ John Meyer, Jr.	Director	April 15, 2014
John Meyer, Jr.

S-2

Name	Title	Date

/s/ Thomas G. Rebar	Director	April 15, 2014
Thomas G. Rebar

/s/ Andrew Intrater	Director	April 15, 2014
Andrew Intrater

/s/ James Schleck	Director	April 15, 2014
James Schleck

S-3