Form 10-Q
period 2014-03-31
Cyalume Technologies Holdings, Inc.
filed 2014-05-20
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2014, there were outstanding 21,400,244 shares of the registrant’s Common Stock, par value $.001 per share.

 Cyalume Technologies Holdings, Inc.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	3

	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013 (unaudited)	4

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity for the three months ended March 31, 2014 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II—OTHER INFORMATION

Item 1.	Legal Proceeding	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signatures		25

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash	$658	$865
Accounts receivable, net of allowance for doubtful accounts of $44 and $45, respectively	3,360	3,788
Inventories, net	10,829	10,782
Income taxes refundable	115	163
Deferred income taxes	3,840	3,847
Prepaid expenses and other current assets	865	463
Total current assets	19,667	19,908

Property, plant and equipment, net	7,716	8,001
Goodwill	7,992	7,992
Other intangible assets, net	17,497	17,948
Other noncurrent assets	32	465
Total assets	$52,904	$54,314
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,000	$1,600
Current portion of notes payable	1,906	1,925
Accounts payable	6,158	6,182
Accrued expenses	1,905	2,059
Deferred revenue	82	80
Income taxes payable	97	97
Current portion of capital lease obligation	16	15
Derivatives liability	1	0
Warrants liability	5,454	6,373
Deferred rent	83	0
Contingent legal obligation	4,030	3,986
Other current liabilities	0	242
Total current liabilities	21,732	22,559

Notes payable, net of current portion	14,682	14,969
Note payable due to related parties	2,100	2,100
Deferred income taxes	3,828	3,847
Asset retirement obligation	196	194
Capital lease obligation, net of current portion	3	7
Other noncurrent liabilities, net of current portion	98	79
Total liabilities	42,639	43,755

Commitments and contingencies (Note 11)

Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 123,077 shares issued and outstanding	4,175	4,055

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 21,157,936 and 20,738,260 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	21	21
Additional paid-in capital	102,843	102,575
Accumulated deficit	(96,548)	(95,874)
Accumulated other comprehensive loss	(226)	(218)
Total stockholders’ equity	6,090	6,504
Total liabilities and stockholders' equity	$52,904	$54,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except shares and per share information)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2014	2013
Revenues	$7,269	$8,086
Cost of revenues	4,392	4,262
Gross profit	2,877	3,824

Other expenses (income):
Sales and marketing	954	1,107
General and administrative	1,919	2,077
Research and development	375	463
Interest expense, net	513	580
Interest expense – related party	106	26
Amortization of intangible assets	496	437
Change in warrant liability fair value	(947)	0
Other (income) expenses, net	61	(37)
Total other expenses, net	3,477	4,653

Loss before income taxes	(600)	(829)
Provision for (benefit from) income taxes	74	(259)
Net loss	(674)	(570)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8)	(180)
Unrealized gain on cash flow hedges, net of taxes of $0 and $(14), respectively	0	25
Other comprehensive loss	(8)	(155)
Comprehensive loss	$(682)	$(725)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	21,004,592	20,708,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity

(in thousands, except shares)

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2013	123,077	$4,055	20,738,260	$21	$102,575	$(95,874)	$(218)	$6,504

Series A convertible preferred stock issuance costs	0	0	0	0	(34)	0	0	(34)
Dividends accrued on Series A convertible preferred stock	0	120	0	0	(120)	0	0	(120)
Reversal of forfeited restricted awards	0	0	(3,333)	0	0	0	0	0
Warrants amended in connection with refinancing	0	0	0	0	(72)	0	0	(72)
Common stock issuance - payment of contingent consideration liability	0	0	350,000	0	241	0	0	241
Shares issued – warrant exercise	0	0	73,009	0	45	0	0	45
Share-based compensation	0	0	0	0	208	0	0	208
Net loss	0	0	0	0	0	(674)	0	(674)
Other comprehensive loss	0	0	0	0	0	0	(8)	(8)
Balance at March 31, 2014	123,077	$4,175	21,157,936	$21	$102,843	$(96,548)	$(226)	$6,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(674)	$(570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	374	339
Amortization	549	613
Non-cash interest expense	240	0
Provision for (recoveries from) bad debts	0	(109)
Deferred income tax benefit	(59)	(289)
Share-based compensation expense	208	234
Change in fair value of derivatives	1	(15)
Change in fair value of warrant liability	(947)	0
Other non-cash expenses	18	3
Changes in operating assets and liabilities:
Accounts receivable	448	(526)
Inventories	(49)	(352)
Prepaid expenses and other current assets	31	31
Accounts payable and accrued liabilities	(172)	(836)
Accrued interest on note payable to related party	62	0
Deferred revenue and deferred rent	85	0
Income taxes payable	48	(34)
Net cash provided by (used in) operating activities	163	(1,511)

Cash flows from investing activities:
Purchases of long-lived assets	(136)	(69)
Net cash used in investing activities	(136)	(69)

Cash flows from financing activities:
Net proceeds from line of credit	400	400
Repayment of long term notes payable	(487)	(476)
Principal payments on capital lease obligations	(3)	(4)
Proceeds received from warrant exercise	1	0
Payment of preferred stock issuance costs	(34)	0
Payment in connection with legal settlement agreement	(107)	0
Payment of debt issuance and deferred financing costs	(4)	0
Net cash used in financing activities	(234)	(80)

Effect of exchange rate changes on cash	0	(54)
Net decrease in cash	(207)	(1,714)
Cash, beginning of period	865	2,695
Cash, end of period	$658	$981

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION

Cyalume Technologies Holdings, Inc. (the “Company”) was organized as a blank check company under the laws of the State of Delaware on July 19, 2005. At that time, the Company was named Vector Security Intersect Acquisition Corp. On December 19, 2008, the Company acquired Cyalume Technologies, Inc. (“CTI”) and changed the corporate name to the current name. CTI is a Delaware corporation formed on March 27, 1997 with headquarters located in Fort Lauderdale, Florida.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results from operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014. The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on April 15, 2014.

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

These consolidated financial statements and footnotes include the financial position and operations of Cyalume Technologies Holdings, Inc. (“Cyalume”), a holding company that is the sole shareholder of Cyalume Technologies, Inc. (“CTI”) and of Cyalume Specialty Products, Inc. (“CSP”). CTI is the sole shareholder of Cyalume Technologies, SAS (“CTSAS”), Cyalume Realty, Inc. (“CRI”) and Combat Training Solutions, Inc. (“CTS”) . All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CSP manufactures and sells specialty chemical products to the defense, pharmaceutical, cosmetic and other markets . CSP’s operations are located in Bound Brook, New Jersey.

CRI previously owned land located in Colorado Springs, Colorado. The land was transferred in connection with a 2013 legal settlement.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2014, the Company had a net loss of approximately $0.7 million, and generated approximately $0.2 million of cash in its operations. As of March 31, 2014, the Company has an accumulated deficit of approximately $96.5 million, total stockholders’ equity of approximately $6.1 million and the Company’s unrestricted cash balance was approximately $0.7 million.

Due to uncertainty about the Company’s ability to meet its current operating expenses and current obligations, in their report on our annual financial statements for the year ended December 31, 2013, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s current liabilities include approximately $4.0 million relating to a contingent legal obligation (see Note 11).

In light of the Company’s results of operations, management has been evaluating various possibilities including but not limited to refinancing or restructuring the Company’s debt, reducing or eliminating operating expenses, and raising additional capital through the issuance of common or preferred stock or securities convertible into common stock. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders, may reduce the value of the stockholders’ investment in the Company and/or may impact the Company’s stock price.

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

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands) :

	March 31, 2014	December 31, 2013
Raw materials	$6,182	$6,535
Work-in-process	2,353	2,185
Finished goods	2,294	2,062
	$10,829	$10,782

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative assets and liabilities as of March 31, 2014 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contract	Derivatives liability (current liabilities)	$(1)
Interest rate swaps	Derivatives liability (current liabilities)	0

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009, and only under certain circumstances, we use currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. The Company reports these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other (income) expenses, net on our condensed consolidated statement of comprehensive income (loss). At March 31, 2014, we held one such currency forward contract. See Note 12 for a description of how we estimate the fair value of these contracts.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Interest Rate Swaps

In December 2008, the Company entered into two pay-fixed, receive-variable, interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on the Term Loan and the Real Estate Loan. Both relationships were designated as cash flow hedges and met the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in comprehensive income (loss) as unrealized gains and losses on the interest rate swaps. These unrealized gains and losses must be reclassified in whole or in part into earnings if, and when, a comparison of the swap(s) and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. These hedges met the criteria of the shortcut method for the duration of the hedging relationship, which ended on December 19, 2013, and therefore, the Company will not reclassify any portion of these unrealized losses from accumulated other comprehensive loss to earnings in the future.

Effect of Derivatives on Statement of Comprehensive Income (Loss)

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2014 was as follows (all amounts in thousands):

	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps	$0	$0	$0
Derivatives not designated as hedging instruments:
Forward currency contracts	$0	$0	$(1)

(1)	Amount recognized in accumulated other comprehensive loss (AOCL) (effective portion and net of taxes) during the three months ended March 31, 2014.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended March 31, 2014.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2014.

The effect of derivative instruments (a) designated as cash flow hedges and (b) not designated as hedging instruments on our condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2013 was as follows (all amounts in thousands):

	Gain (Loss)
	in AOCL (1)	Reclassified (2)	in Earnings (3)
Derivatives designated as cash flow hedging relationships:
Interest rate swaps, net of taxes of $(14)	$25	$0	$0
Derivatives not designated as hedging instruments:
Forward currency contracts	$0	$0	$15

(1)	Amount recognized in accumulated other comprehensive income (loss) (AOCL) (effective portion and net of taxes) during the three months ended March 31, 2013.
(2)	Amount of gain (loss) originally recorded in AOCL but reclassified from AOCL into earnings during the three months ended March 31, 2013.
(3)	Amount of gain (loss) recognized in earnings on the derivative (ineffective portion and amount excluded from effectiveness testing) reported in other, net in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2013.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

6.	CREDIT LINE AND NOTES PAYABLE

Line of Credit

The Company has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”). The amount which may be borrowed from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined based on (i) the Prime Rate, plus 3%. The line of credit’s interest rate at March 31, 2014 was 6.25%. The line of credit expires on December 19, 2015. This line of credit is subject to (i) the same restrictive covenants and (ii) the same collateral and guarantees as the senior debt Term Loan and the senior debt Real Estate Loan as described below. At March 31, 2014, $2.0 million was outstanding on this line of credit and borrowing availability was approximately $139,000 at March 31, 2014.

Notes Payable

Outstanding notes payable consist of (all amounts in thousands):

	2014	2013
Senior Debt - Term Loan	$5,571	$6,023
Senior Debt - Real Estate Loan	1,644	1,679
Subordinated Term Loan	8,899	8,659
Promissory Note Payable	968	1,075
Total	17,082	17,436
Less: Unamortized debt discount	(494)	(542)
Less: Current portion of notes payable, including current portion of unamortized debt discount	(1,906)	(1,925)
Notes payable, net of current portion	$14,682	$14,969

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

The Term Loan is payable in monthly principal installments of $148,000 along with monthly interest payments, plus a one-time principal payment of approximately $2.5 million due at maturity in December 2015. The Real Estate Loan is payable in monthly principal installments of approximately $10,000, along with monthly interest payments, plus a one-time principal payment of $1.4 million due at maturity in December 2015.

The TD Bank line of credit, the Term Loan and the Real Estate Loan are senior in payment priority to all other notes payable and lines of credit.

Subordinated Term Loan

On July 29, 2010 the Subordinated Term Loan of $8.5 million was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest is payable in kind through December 19, 2015 and then payable monthly in cash through the June 30, 2016 maturity date. Interest is payable monthly at a rate of 11% per annum. No principal payments are required until maturity. The Company has the right to prepay the loan in whole or in part at any time without penalty in the event that the TD Bank Senior Debt is repaid. The Subordinated Term Loan ranks junior to all debt held by TD Bank, N.A. but senior to all other remaining long-term debt including existing and future subordinated debt. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan has been converted to our common stock. The Company previously determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP. Simultaneous with the issuance of the Subordinated Term Loan during 2010, the Company issued warrants (the “Subordinated Term Loan Warrants”) to repay certain costs of obtaining the convertible notes. These warrants allowed the holder to purchase 160,000 shares of common stock at $1.50 per share through July 19, 2018. A portion of the $8.5 million gross proceeds from the issuance of the loan was allocated to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants ($207,000) was recorded as a debt discount and an increase to additional paid-in capital on our consolidated balance sheet. The warrant’s fair value was increased by $94,000 in 2012 due to (i) a decrease in the exercise price of the warrants and (ii) an extension of the term of the warrant. The Subordinated Term Loan Warrants were amended again during 2013 in connection with the Senior Amendment described above. An additional amount was added to debt discount and warrant liability during 2013 relating to (i) another decrease in the exercise price of the warrants to $0.01, (ii) an extension of the term of the warrants, and (iii) an increase to the number of shares of common stock that may be purchased upon exercise of the warrants to 455,514 shares of common stock. The debt discount is being amortized to interest expense using the effective interest method over the life of the convertible notes which have a maturity date of June 30, 2016. As a result of the amendment to the warrants, the warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

7.	PREFERRED STOCK

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

The fair value as of March 31, 2014 of the Common Warrant is estimated using the Monte Carlo simulation method with the following inputs:

Common Warrant
Stock price of underlying equity	$0.61
Exercise price	$0.65
Expected volatility (standard deviation)	100%
Annual risk-free rate	2.68%
Expected term (time to expiration years)	9.6
Number of periods	502
Period interval	0.019
Period risk-free rate	0.051%
Number of simulations	500,000

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

The fair value as March 31, 2014 of the Preferred Warrant, the Subordinated Term Loan Warrants and the JFC Warrant are estimated using the Black-Scholes pricing model with the following inputs:

Preferred Warrant
Stock price of underlying equity	$28.76
Exercise price	$0.05
Expected term (years)	1.5
Risk-free interest rate	0.29%
Estimated dividend yield	None
Volatility	70%

The change in the fair value of the warrants liability during the three months ended March 31, 2014 is as follows (amounts in thousands):

	Common Warrant	Preferred Warrant	JFC Warrant (see Note 9)	Subordinated Term Loan Warrants (see Note 6)	Total Warrant Liability
Warrant liability at December 31, 2013	$4,081	$1,997	$54	$241	$6,373
Warrants amended in connection with refinancing	0	0	0	72	72
Warrant exercise	0	0	(44)	0	(44)
Change in fair value of warrants	(723)	(230)	0	6	(947)
Warrant liability at March 31, 2014	$3,358	$1,767	$10	$319	$5,454

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

8.	INCOME TAXES

The effective tax rate for the three months ended March 31, 2014 was approximately (12%). The effective tax rate for the three months ended March 31, 2013 was approximately 31%, compared to the federal statutory rate of 34%. During the three months ended March 31, 2014, the Company incurred approximately $74,000 of foreign tax expense on CTSAS’ income. The Company continues to have a full valuation allowance against its U.S. deferred tax asset. The Company has a valuation allowance of approximately $5.9 million as of March 31, 2014 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses.

9.	RELATED PARTY TRANSACTIONS

Financing Arrangements and Agreements with Related Parties

In December 2012, the Company entered into a $2,100,000 unsecured promissory note with JFC Technologies, LLC (“JFC”), an entity controlled by James Schleck, a previous employee of CSP who is an owner of a significant amount of the Company’s common shares and is a board member. On November 19, 2013, the unsecured promissory note was amended (the “Amended JFC Note”). Pursuant to the Amended JFC Note, interest accrues on the principal amount at the rate of 12% per annum, retroactive to the date of the original note. The entire principal amount and all accrued interest under the Amended JFC Note is due on the maturity date of December 31, 2016, or upon the refinancing of the Company’s existing indebtedness (subject to the availability of at least $5,000,000 in available credit after such repayment). Pursuant to the Amended JFC Note, up to $1.0 million of the principal amount is convertible, at the option of JFC, into the number of shares of Series A Preferred Stock equal to the portion of the principal amount being converted divided by the conversion price of $32.50 per share (subject to adjustment based on certain changes in capitalization affecting the Series A Preferred Stock). In addition, upon conversion of the first $499,980 of Amended JFC Note principal, JFC would receive: (1) warrants to purchase for each $6.50 of principal amount converted, ten shares of the Company’s common stock, and (2) warrants to purchase for each $32.50 of principal amount converted, one share of Series A Preferred Stock. For the avoidance of doubt, JFC shall not be entitled to receive any warrants upon conversion of any portion of the principal amount in excess of $499,980 in the aggregate.

On November 19, 2013, the Company also issued a warrant to JFC to purchase up to 73,009 shares of the Company’s common stock. These warrants have an exercise price of $0.01 and expire on November 19, 2023. The warrant was exercised by JFC during February 2014.

The Company also entered into a consulting agreement with James Schleck, effective January 1, 2014, for advisory professional services as assigned by the President and CEO or the Board of Directors of the Company. The initial consulting agreement provided for monthly fees payable to James Schleck of $1,000 monthly and the consulting agreement was amended effective June 1, 2014 to provide for monthly fees in the amount of $10,000 monthly.

CSP leases property in Bound Brook, New Jersey, from Brook Industrial Park, LLC, an entity that is controlled by James Schleck. This lease requires monthly lease payments of $30,000 monthly and ends on August 31, 2016, with extension options available.

Pursuant to an Amendment Agreement executed during December 2012, the Company was required to issue 350,000 shares of the Company’s common stock to JFC since the Company’s December 2013 common stock closing price was less than $1.75. The Company’s closing price on December 31, 2013 was $0.69 and therefore, the Company recorded approximately $242,000 within other current liabilities during 2013 and the 350,000 shares were issued to JFC on January 31, 2014.

Agreement with Board Member

On October 1, 2009, the Company entered into an agreement with Selway Capital, LLC (“Selway”) that provided for services to be performed by Selway on our behalf. This agreement was terminated effective March 31, 2014.

The agreement previously stipulated that these services would be performed by Yaron Eitan, an employee of Selway and a member of our Board of Directors, with assistance, as needed, from other employees of Selway. Effective January 1, 2014, compensation for these services was $11,000 monthly and approximately $158,000 of 2013 Selway fees included within accrued liabilities within the accompanying condensed consolidated balance sheet at March 31, 2014 was settled in shares of the Company’s stock during April 2014.

10.	NET LOSS PER COMMON SHARE

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

	Three Months Ended March 31,
	2014	2013
Basic and diluted:
Net loss (in thousands)	$(674)	$(570)
Accrued dividend (in thousands)	(120)	0
Loss available to common stockholders for basic and diluted loss per common share (in thousands)	(794)	(570)
Weighted average shares	21,004,592	20,708,531
Basic and diluted loss per common share	$(0.04)	$(0.03)

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended March 31,
	2014	2013
Options and warrants	3,012,186	3,011,937
Restricted stock	0	26,753
Convertible debt	2,666,667	2,666,667

11.	COMMITMENTS AND CONTINGENCIES

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

On July 12, 2012, the Court issued an Amended Final Judgment and, on September 20, 2012, a Final Judgment. There were no changes to the previously described damage awards. In response, on October 17, 2012, the Company filed a Notice of Appeal and on August 2, 2013, the Company filed a Formal Appeal, which contained a number of bases for overturning the awards. Oral arguments were made by the parties before the Appellate Court during January of 2014. In May 2014, the Company received notice that its appeal of the Final Judgment had been denied. The Company is evaluating its options, which may include further appeals. Interest will continue to accrue on the original damages award until it is paid, including during the time that any further appeals are pending. During 2013, 625,139 shares of the Company’s common stock were placed into escrow which may be applied against any damages up to the value of the shares upon conversion to cash.

The Former Owners (i) previously retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (ii) are related parties under U.S. GAAP due to their ownership interest in the Company and their membership on the Company’s board of directors. On November 19, 2013, a Release and Escrow Agreement was executed whereby the Company released affiliates of the Former Owners from being obligated on the costs and liabilities associated with Civil Action No. 06-706 in exchange for 625,139 shares of Cyalume stock placed in escrow (the “Escrowed Shares”). The Escrowed Shares provide the Company with a source of recovery with respect to any loss, liability or expenses incurred by the Company in connection with Civil Action No. 06-706. The Company reflected the value of the 625,139 Escrowed Shares at March 31, 2014 and at December 31, 2013, respectively, based upon the close price of Cyalume’s stock on December 31, 2013. The value of the Escrowed Shares is included within the prepaid expenses and other current assets line item and approximately $4.0 million of obligations related to this matter is included within the contingent legal obligation line item on the Company’s condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013.

Settlement of Arbitration with Former Employee

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with Combat Training Solutions, Inc. (“CTS”) and Antonio Colon, the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS. On June 15, 2012, the Company received a copy of a demand for arbitration filed by Mr. Colon with the American Arbitration Association. Management considered the allegations by Mr. Colon to be without merit. On August 17, 2012, Mr. Colon filed suit in Federal Court and on September 11, 2012, he filed to have the arbitration withdrawn. In addition, on September 11, 2012, Mr. Colon chose to cease working for the Company. CTI filed a Motion to Dismiss the Complaint in Federal Court and to compel the controversy to arbitration before the American Arbitration Association. The District Court for the District of Delaware held a hearing on January 23, 2013, at which it dismissed the Complaint in Federal Court without prejudice and indicated that the arbitration should proceed. On September 23, 2013, the parties entered into an agreement to resolve this matter, and a settlement agreement was signed on November 19, 2013. The executed settlement agreement calls for the Company to make a series of payments over five years to Mr. Colon in the amount of $215,000 annually, for a total of $1,075,000 pursuant to the Promissory Note executed on November 19, 2013. The Company also made a settlement payment of $275,000 on November 20, 2013 and transferred the land located in Colorado (this land was originally acquired by CTI in connection with the 2011 CTS acquisition) to JasperCo, LLC pursuant to the terms of the executed settlement agreement with Antonio Colon. The total legal settlement amount recorded in the Company’s accompanying consolidated statement of comprehensive loss for the twelve months ended December 31, 2013 incurred in connection with settling the matter described above was approximately $2.0 million. Pursuant to the Promissory Note, a principal repayment of approximately $107,000 was made during the three months ended March 31, 2014.

12.	FAIR VALUES OF ASSETS AND LIABILITIES

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

Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at March 31, 2014 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Interest rate swaps (see Note 5) (1)	$0	$0	$0	$0
Currency forward contract (see Note 5) (2)	0	(1)	0	(1)
Warrants (see Note 7) (3)	0	0	(5,454)	(5,454)
	$0	$(1)	$(5,454)	$(5,455)

(1)	The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swap’s contractual lives using an estimated risk-free interest rate for each swap settlement date (an income approach).
(2)	The fair value of these contracts is determined by multiplying the notional amount of the contract by the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the foreign exchange rate as of the date the contract is valued (the balance sheet date). Because the contracts typically have a short duration, the value is not discounted using a present value technique (an income approach).
(3)	The Company has classified its warrants liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2013 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Warrants (see Note 7) (1)	$0	$0	$(6,373)	$(6,373)

(1)	The Company has classified its warrants liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Monte Carlo simulation method and the Black-Scholes pricing model.

The Company did not transfer any assets or liabilities between Levels 1, 2 or 3 during the three months ended March 31, 2014. Any such transfer would be based on a review of the inputs used that are significant to the fair value measurement of that asset or liability.

The Company has other financial instruments, such as cash, accounts receivable, other current assets, accounts payable, notes payable and a line of credit. The Company believes the carrying amounts of those assets and liabilities approximate their fair value since the Company has estimated those carrying amounts to approximate the exit price we would receive to sell these assets or pay to transfer these liabilities to a market participant.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2014, none of our assets or liabilities were remeasured at fair value on a nonrecurring basis.

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands) :

	Three Months Ended March 31
	2014	2013
Interest	$154	$405
Income taxes	37	66

Non-Cash Investing and Financing Activities (all amounts in thousands) :

	Three Months Ended March 31,
	2014	2013
Series A Convertible Preferred stock in-kind dividend	$120	$0
Adjustment to warrant liability to fair value upon warrant exercise	44	0
Issuance of 350,000 shares to JFC in connection with settling a contingent consideration liability resulting from the acquisition of CSP	242	0

 Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

14.	NEW ACCOUNTING PRONOUNCEMENTS

The following are recent accounting pronouncements that have affected our consolidated financial statements or may affect them in the future.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (“ASU 2013-11”) to clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carry-forward, a similar tax loss, or a tax credit carry-forward, with some allowed exceptions. ASU 2013-11 does not impose any new recurring disclosure requirements because it does not affect the recognition or measurement of uncertain tax positions. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on our financial position or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Unless the content otherwise requires, all references to "we", "us", the “Company" or “Cyalume" in this Quarterly Report on Form 10-Q refers to Cyalume Technologies Holdings, Inc.

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

Material Changes in Results of Operations – 3 Months Ended March 31, 2014 versus the 3 Months Ended March 31, 2013

Revenues in 2014 and 2013 were as follows:

Category ($ in millions)	2014	2013	Change
Chemical Light	$5.0	$5.4	$(0.4)
Ammunition	0.0	0.0	0
Training and Simulation	0.1	0.5	(0.4)
Specialty Products	2.2	2.2	0
Total	$7.3	$8.1	$(0.8)

During the first quarter of 2014, Chemical Light revenues decreased from the first quarter of 2013 due to the drawdown of troops from Afghanistan, the budget sequestration and government shutdown in the U.S., and budgetary issues in both the U.S. and other countries contributed to the decline in revenues. As much of the Chemical Light revenue comes from indefinite demand/indefinite quantity contracts, we do not have direct insight into patterns of demand/consumption. There were no Ammunition revenues for 2014 as we are in-between contracts for military training rounds utilizing our technology and there has been a delay of a new program utilizing our chemiluminescence technology. A new contract for 40mm low-velocity training ammunition is expected to result in production starting no earlier than the second half of 2014, at which time we expect Ammunition revenue to resume. Training & Simulation revenues for the first quarter of 2014 declined by $0.4 million due to fewer CTS devices being purchased. Specialty Products revenue during the first quarter of 2014 remained relatively flat compared to the first quarter of 2013.

Cost of goods sold for the first quarter of 2014 of approximately $4.4 million slightly increased from the prior year amount of $4.3 million. The gross profit for the first quarter of 2014 was approximately 40.0% versus 47.3% for the first quarter of 2013. This decrease was largely attributable to a product mix change resulting from a decrease during the quarter in product sales to our largest customer.

Sales and marketing expenses for the first quarter of 2014 was approximately $1.0 million versus $1.1 million in the first quarter of 2013, a decrease of approximately $0.1 million that was attributable to a decrease in sales and marketing payroll expenses.

General and administrative expenses for the first quarter of 2014 were approximately $1.9 million versus $2.1 million for the prior year, or a decrease of approximately $0.3 million. Expenses for 2013 were adversely impacted by higher personnel and personnel-related expenses and higher legal expenses associated with the previous arbitration case with a former employee, which was settled during 2013.

Research and development expenses of approximately $0.4 million for the first quarter of 2014 decreased slightly by approximately $0.1 million from the prior year.

During the three months ended March 31, 2014, we recorded tax expense of approximately $0.1 million on foreign income generated by our CTSAS subsidiary. We continue to have a full valuation allowance against our U.S. deferred tax asset due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized. We have a valuation allowance of approximately $5.9 million as of March 31, 2014 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses. During the three months ended March 31, 2013 we recorded a tax benefit of $0.3 million on a pre-tax loss of $0.8 million resulting in an effective rate of 31.2%.

Material Changes in Financial Condition – March 31, 2014 versus December 31, 2013

Cash was approximately $0.7 million at March 31, 2014, representing a decrease of $0.2 million from December 31, 2013. Combined accrued liabilities and accounts payable decreased by approximately $0.2 million; accounts receivable decreased by approximately $0.4 million; inventories increased by approximately $0.1 million.

Our accounts receivables slightly decreased at March 31, 2014 compared to December 31, 2013 due to timing differences of payments. Our receivables are generally collected within 30 days, thus revenues recorded in the 30-day period preceding the measurement date significantly influence the reported balances.

Accounts payable and accrued expenses combined were approximately $8.1 million at March 31, 2014 versus approximately $8.2 million at December 31, 2013, a decrease of approximately $0.2 million due to the payment of accrued bonuses and vendor payments. Our line of credit, used to meet temporary working capital needs, was approximately $2.0 million at March 31, 2014 versus approximately $1.6 million at December 31.

The current portion of notes payable was approximately $1.9 million at both March 31, 2014 and December 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, we had $0.7 million and $0.9 million, respectively, of cash on hand. The major sources and uses of cash during 2014 were all in the normal course of business.

Capital expenditures were approximately $0.1 million for both the three months ended March 31, 2014 and 2013. We expect to fund capital expenditures for the remainder of 2014 from existing cash and operating cash flows.

CTI has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”). The amount which may be borrowed from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined based on (i) the Prime Rate, plus 3%. The line of credit’s interest rate at March 31, 2014 was 6.25%. The line of credit expires on December 19, 2015. This line of credit is subject to (i) the same restrictive covenants and (ii) the same collateral and guarantees as the senior debt Term Loan and the senior debt Real Estate Loan. At March 31, 2014, $2 million was outstanding on this line of credit and borrowing availability was approximately $139,000 at March 31, 2014. At December 31, 2013, $1.6 million was outstanding on this line of credit and borrowing availability was approximately $840,000.

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

On July 29, 2010 the Subordinated Term Loan of $8.5 million was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest is payable in kind through December 19, 2015 and then payable monthly in cash through the June 30, 2016 maturity date. Interest is payable monthly at a rate of 11% per annum. No principal payments are required until maturity. The Company has the right to prepay the loan in whole or in part at any time without penalty in the event that the TD Bank Senior Debt is repaid. The Subordinated Term Loan ranks junior to all debt held by TD Bank, N.A. but senior to all other remaining long-term debt including existing and future subordinated debt. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan has been converted to our common stock. The Company’s common stock’s closing market price on March 31, 2014 was $0.61 per share.

Simultaneous with the issuance of the Subordinated Term Loan during 2010, we issued warrants to repay certain costs of obtaining the convertible notes. These warrants allow the holder to purchase 160,000 shares of common stock at $1.50 per share through July 19, 2018. A portion of the $8.5 million gross proceeds from the issuance of the loan was allocated to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants ($207,000) was recorded as a debt discount and an increase to additional paid-in capital on our consolidated balance sheet. The warrant’s fair value was increased in 2012 due to (i) a decrease in the exercise price of the warrants and (ii) an extension of the term of the warrant. The warrants were amended again during 2013 in connection with the Senior Amendment described above. An additional amount was added to debt discount and warrant liability during 2013 relating to (i) another decrease in the exercise price of the warrants to $0.01, (ii) an extension of the term of the warrants, and (iii) an increase to the number of shares of common stock that may be purchased upon exercise of the warrants to 455,514 shares of common stock that may be purchased. The debt discount is being amortized to interest expense using the effective interest method over the life of the convertible notes which have a maturity date of June 30, 2016. As a result of the amendment to the warrants, the warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability.

We were in compliance with the financial covenants related to these loans as of March 31, 2014.

We did not pay a dividend in the three months ended March 31, 2014 and we do not intend to pay a common dividend in the future. We are accruing dividends in connection with the Series A Convertible Preferred Stock issued on November 19, 2013.

Other than immaterial operating leases, we did not have any off-balance sheet arrangements during 2014 or 2013.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of March 31, 2014 or December 31, 2013.

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

Inventories

Inventories are stated at the lower of cost (on a first-in first-out (“FIFO”) method) or net realizable value. We periodically review the realizability of inventory. Provisions are recorded for potential obsolescence which requires management’s judgment. Conditions impacting the realizability of inventory could cause actual write-offs to be materially different than provisions for obsolescence .

Foreign Operations and Currency

Accounts of our foreign subsidiary are recorded using their local currency (the euro) as the functional currency. For consolidation, revenues and expenses are converted to U.S. dollars using the average exchange rate for the month in which they were recorded. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income, net in the statement of comprehensive loss in the period the gain or loss occurred.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended March 31, 2014, there were no material developments in the legal proceedings described in Item 3 “Legal Proceedings” in our Form 10-K for the year ended December 31, 2013. In May 2014, the Company received notice that its appeal of the Final Judgment entered against the Company on September 12, 2012 in Civil Action No. 06-706 in the Superior Court of the Commonwealth of Massachusetts, had been denied. The Company is evaluating its options, which may include further appeals. Interest will continue to accrue on the original damages award until it is paid, including during the time that any further appeals are pending. Please see Note 11 to the Notes to Condensed Consolidated Financial Statements contained elsewhere in this quarterly report for more information regarding Civil Action No. 06-706.

ITEM 1A.    RISK FACTORS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information contained in Item 1 of Part II of this quarterly report is incorporated in this Item by reference.

ITEM 6.    EXHIBITS

Exhibit Number		Description
10.1	*	Amendment to Consulting Agreement between Cyalume Specialty Products, Inc. and James G. Schleck
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Database
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: May 19, 2014	By:	/s/ Zivi Nedivi

Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2014	By:	/s/ Michael Bielonko

Michael Bielonko, Chief Financial Officer
(Principal Financial Officer)

