Form 10-Q
period 2014-06-30
Cyalume Technologies Holdings, Inc.
filed 2014-08-14
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 11, 2014, there were outstanding 21,400,244 shares of the registrant’s Common Stock, par value $.001 per share.

Cyalume Technologies Holdings, Inc.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 (unaudited)	4

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity for the six months ended June 30, 2014 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Current assets:
Cash	$705	$865
Accounts receivable, net of allowance for doubtful accounts of $43 and $44, respectively	3,770	3,788
Inventories, net	9,629	10,782
Income taxes refundable	0	163
Deferred income taxes	3,846	3,847
Prepaid expenses and other current assets	669	463
Total current assets	18,619	19,908

Property, plant and equipment, net	7,332	8,001
Goodwill	7,992	7,992
Other intangible assets, net	17,100	17,948
Other noncurrent assets	60	465
Total assets	$51,103	$54,314
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,250	$1,600
Current portion of notes payable	1,900	1,925
Accounts payable	4,905	6,182
Accrued expenses	1,712	2,059
Deferred revenue	266	80
Income taxes payable	116	97
Current portion of capital lease obligation	15	15
Warrants liability	1,359	6,373
Deferred rent	81	0
Contingent legal obligation	1,250	3,986
Other current liabilities	1	242
Total current liabilities	13,855	22,559

Notes payable, net of current portion	14,515	14,969
Note payable due to related parties	2,100	2,100
Deferred income taxes	3,846	3,847
Asset retirement obligation	199	194
Capital lease obligation, net of current portion	0	7
Contingent legal obligation, net of current portion	2,825	0
Other noncurrent liabilities, net of current portion	78	79
Total liabilities	37,418	43,755

Commitments and contingencies (Note 10)

Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 123,077 shares issued and outstanding	4,300	4,055

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 21,400,244 and 20,738,260 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	21	21
Additional paid-in capital	102,910	102,575
Accumulated deficit	(93,276)	(95,874)
Accumulated other comprehensive loss	(270)	(218)
Total stockholders’ equity	9,385	6,504
Total liabilities and stockholders' equity	$51,103	$54,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except shares and per share information)

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$8,887	$9,459	$16,156	$17,545
Cost of revenues	5,336	4,974	9,728	9,236
Gross profit	3,551	4,485	6,428	8,309

Other expenses (income):
Sales and marketing	911	1,343	1,865	2,450
General and administrative	1,554	2,619	3,473	4,696
Research and development	379	597	754	1,060
Interest expense, net	524	590	1,037	1,170
Interest expense – related party	117	26	223	52
Amortization of intangible assets	497	432	993	869
Change in warrant liability fair value	(4,095)	0	(5,042)	0
Impairment loss on intangible assets	0	875	0	875
Impairment loss on goodwill	0	168	0	168
Other expenses, net	291	41	352	4
Total other expenses, net	178	6,691	3,655	11,344

Income (loss) before income taxes	3,373	(2,206)	2,773	(3,035)
Provision for (benefit from) income taxes	101	(918)	175	(1,177)
Net income (loss)	3,272	(1,288)	2,598	(1,858)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(44)	86	(52)	(94)
Unrealized gain on cash flow hedges, net of taxes of $0, $(14), $0 and $(28) respectively	0	23	0	48
Other comprehensive (loss) income	(44)	109	(52)	(46)
Comprehensive income (loss)	$3,228	$(1,179)	$2,546	$(1,904)

Net income (loss)	$3,272	$(1,288)	$2,598	$(1,858)
Series A convertible preferred stock dividends	(125)	0	(245)	0
Net income (loss) available to common stockholders	$3,147	$(1,288)	$2,353	$(1,858)

Earnings (net loss) per common share:
Basic	$0.15	$(0.06)	$0.11	$(0.09)
Diluted	$0.10	$(0.06)	$0.08	$(0.09)
Weighted average shares used to compute net earnings (loss) per common share:
Basic	21,362,564	20,708,531	21,184,567	20,708,531
Diluted	32,153,976	20,708,531	29,322,654	20,708,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity

(in thousands, except shares)

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity

Balance at December 31, 2013	123,077	$4,055	20,738,260	$21	$102,575	$(95,874)	$(218)	$6,504

Series A convertible preferred stock issuance costs	0	0	0	0	(53)	0	0	(53)
Dividends accrued on Series A convertible preferred stock	0	245	0	0	(245)	0	0	(245)
Reversal of forfeited restricted awards	0	0	(3,333)	0	0	0	0	0
Warrants amended in connection with refinancing	0	0	0	0	(72)	0	0	(72)
Common stock issuance - payment of contingent consideration liability	0	0	350,000	0	241	0	0	241

Shares issued to related party	0	0	242,308	0	157	0	0	157

Shares issued – warrant exercise	0	0	73,009	0	45	0	0	45

Share-based compensation	0	0	0	0	262	0	0	262

Net income	0	0	0	0	0	2,598	0	2,598

Other comprehensive loss	0	0	0	0	0	0	(52)	(52)

Balance at June 30, 2014	123,077	$4,300	21,400,244	$21	$102,910	$(93,276)	$(270)	$9,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,598	$(1,858)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	750	682
Amortization	1,111	1,223
Non-cash interest expense	490	0
Deferred income tax benefit	0	(1,234)
Share-based compensation expense	262	484
Impairment loss on intangible assets	0	875
Impairment loss on goodwill	0	168
Change in fair value of warrant liability	(5,042)	0
Other non-cash expenses	8	(8)
Changes in operating assets and liabilities:
Accounts receivable	16	(1,587)
Inventories	1,137	(505)
Prepaid expenses and other current assets	197	(70)
Accounts payable and accrued liabilities	(1,494)	(572)
Accrued interest on note payable to related party	125	0
Deferred revenue and deferred rent	267	0
Income taxes payable	181	79
Net cash provided by (used in) operating activities	606	(2,323)

Cash flows from investing activities:
Purchases of long-lived assets	(256)	(355)
Proceeds from disposal of long-lived assets	0	18
Net cash used in investing activities	(256)	(337)

Cash flows from financing activities:
Net proceeds from line of credit	650	1,700
Repayment of long term notes payable	(962)	(1,171)
Principal payments on capital lease obligations	(7)	(6)
Proceeds received from warrant exercise	1	0
Payment of preferred stock issuance costs	(53)	0
Payment in connection with legal settlement agreement	(107)	0
Payment of debt issuance and deferred financing costs	(15)	0
Net cash (used in) provided by financing activities	(493)	523

Effect of exchange rate changes on cash	(17)	(26)
Net decrease in cash	(160)	(2,163)
Cash, beginning of period	865	2,695
Cash, end of period	$705	$532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results from operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014. The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on April 15, 2014.

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2014, the Company had a net income of approximately $2.6 million, and generated approximately $0.6 million of cash in its operations. As of June 30, 2014, the Company had an accumulated deficit of approximately $93.3 million, total stockholders’ equity of approximately $9.4 million and the Company’s unrestricted cash balance was approximately $0.7 million.

Due to uncertainty about the Company’s ability to meet its current operating expenses and current obligations, in their report on our annual financial statements for the year ended December 31, 2013, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s current liabilities include approximately $1.3 million relating to a legal obligation (see Note 10). The Company’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continues to evaluate various possibilities including but not limited to refinancing or restructuring the Company’s debt, reducing or eliminating operating expenses, and raising additional capital through the issuance of common or preferred stock or securities convertible into common stock. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders, may reduce the value of the stockholders’ investment in the Company or may impact the Company’s stock price. On July 30, 2014, the Company entered into a Securities Purchase Agreement with Cova Small Cap Holdings, LLC (“Cova”), Michael G. Barry and Bayonet Capital Fund I, LLC for the purchase of an aggregate of 1,000 units of securities of the Company for an aggregate purchase price of $2.0 million (see Note 14).

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands) :

	June 30, 2014	December 31, 2013
Raw materials	$5,749	$6,535
Work-in-process	1,954	2,185
Finished goods	1,926	2,062
	$9,629	$10,782

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

5.	CREDIT LINE AND NOTES PAYABLE

Line of Credit

The Company has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”). The amount which may be borrowed from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined based on (i) the Prime Rate, plus 3%. The line of credit’s interest rate at June 30, 2014 was 6.25%. The line of credit expires on December 19, 2015. This line of credit is subject to (i) the same restrictive covenants and (ii) the same collateral and guarantees as the senior debt Term Loan and the senior debt Real Estate Loan as described below. At June 30, 2014, $2.3 million was outstanding on this line of credit and borrowing availability was approximately $483,000.

Notes Payable

Outstanding notes payable consist of (all amounts in thousands):

	June 30, 2014	December 31, 2013
Senior Debt - Term Loan	$5,127	$6,023
Senior Debt - Real Estate Loan	1,613	1,679
Subordinated Term Loan	9,149	8,659
Promissory Note Payable	968	1,075
Total	16,857	17,436
Less: Unamortized debt discount	(442)	(542)
Less: Current portion of notes payable, including current portion of unamortized debt discount	(1,900)	(1,925)
Notes payable, net of current portion	$14,515	$14,969

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Subordinated Term Loan

On July 29, 2010, the Subordinated Term Loan of $8.5 million was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest is payable in kind through December 19, 2015 and then payable monthly in cash through the June 30, 2016 maturity date. Interest is payable monthly at a rate of 11% per annum. No principal payments are required until maturity. The Company has the right to prepay the loan in whole or in part at any time without penalty in the event that the TD Bank Senior Debt is repaid. The Subordinated Term Loan ranks junior to all debt held by TD Bank, N.A. but senior to all other remaining long-term debt including existing and future subordinated debt. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan has been converted to our common stock. The Company previously determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP. Simultaneous with the issuance of the Subordinated Term Loan during 2010, the Company issued warrants (the “Subordinated Term Loan Warrants”) to repay certain costs of obtaining the convertible notes. These warrants allowed the holder to purchase 160,000 shares of common stock at $1.50 per share through July 19, 2018. A portion of the $8.5 million gross proceeds from the issuance of the loan was allocated to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants ($207,000) was recorded as a debt discount and an increase to additional paid-in capital on our consolidated balance sheet. The warrant’s fair value was increased by $94,000 in 2012 due to (i) a decrease in the exercise price of the warrants and (ii) an extension of the term of the warrant. The Subordinated Term Loan Warrants were amended again during 2013 in connection with the Senior Amendment described above. An additional amount was added to debt discount and warrant liability during 2013 relating to (i) another decrease in the exercise price of the warrants to $0.01, (ii) an extension of the term of the warrants, and (iii) an increase to the number of shares of common stock that may be purchased upon exercise of the warrants to 455,514 shares of common stock. The debt discount is being amortized to interest expense using the effective interest method over the life of the convertible notes which have a maturity date of June 30, 2016. As a result of the amendment to the warrants, the warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability.

6.	PREFERRED STOCK AND STOCK WARRANTS

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

Common and Preferred Warrants

In connection with the Series A Preferred Stock issued on November 19, 2013, the Company also issued a Common Warrant for the purchase of up to 6,153,830 shares of common stock at an exercise price of $0.65 per share. The estimated fair value of the Common Warrants is determined at each balance sheet date and the change in the estimated fair value of the Common Warrant is reflected within the “Change in fair value of warrants liability” within the accompanying consolidated statements of comprehensive income (loss).

The fair value as of June 30, 2014 and December 31, 2013, respectively, of the Common Warrant was estimated using the Monte Carlo simulation method with the following inputs:

	Common Warrant June 30, 2014	Common Warrant December 31, 2013
Stock price of underlying equity	$0.10	$0.69
Exercise price	$0.65	$0.65
Expected volatility (standard deviation)	100%	100%
Annual risk-free rate	2.45%	3.04%
Expected term (time to expiration years)	9.4	9.9
Number of periods	489	514
Period interval	0.019	0.019
Period risk-free rate	0.047%	0.058%
Number of simulations	500,000	500,000

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

The fair value as June 30, 2014 and December 31, 2013, respectively, of the Preferred Warrant was estimated using the Black-Scholes pricing model with the following inputs:

	Preferred Warrant June 30, 2014	Preferred Warrant December 31, 2013
Stock price of underlying equity	$13.64	$32.50
Exercise price	$0.05	0.05
Expected term (years)	1.25	1.7
Risk-free interest rate	0.20%	0.13%
Estimated dividend yield	None	None
Volatility	70%	70%

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The change in the fair value of the warrants liability during the six months ended June 30, 2014 is as follows (amounts in thousands):

	Common Warrant	Preferred Warrant	JFC Warrant (see Note 8)	Subordinated Term Loan Warrants (see Note 5)	Total Warrant Liability
Warrant liability at December 31, 2013	$4,081	$1,997	$54	$241	$6,373
Warrants amended in connection with refinancing	0	0	0	72	72
Warrant exercise	0	0	(44)	0	(44)
Change in fair value of warrants	(3,611)	(1,161)	(8)	(262)	(5,042)
Warrant liability at June 30, 2014	$470	$836	$2	$51	$1,359

7.	INCOME TAXES

The effective tax rate for the three months ended June 30, 2014 was approximately 3% and the effective tax rate for the three months ended June 30, 2013 was approximately 42%, compared to the federal statutory rate of 34%. The effective tax rates for the six months ended June 30, 2014 and June 30, 2013 were approximately 6% and 39%, respectively, compared to the federal statutory rate of 34%. During the three and six months ended June 30, 2014, the Company incurred approximately $83,000 and $157,000 of foreign tax expense on CTSAS’ income. The Company continues to have a full valuation allowance against its U.S. deferred tax assets. The Company has a valuation allowance of approximately $5.9 million as of June 30, 2014 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses.

8.	RELATED PARTY TRANSACTIONS

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

Agreement with Board Member

On October 1, 2009, the Company entered into an agreement with Selway Capital, LLC (“Selway”) that provided for services to be performed by Selway on our behalf. This agreement was terminated effective March 31, 2014. The agreement previously stipulated that these services would be performed by Yaron Eitan, an employee of Selway and a member of our Board of Directors, with assistance, as needed, from other employees of Selway. Effective January 1, 2014, compensation for these services was $11,000 monthly. During April 2014, approximately $158,000 of 2013 Selway fees was settled by issuing 242,308 shares of the Company’s common stock.

9.	NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the basic weighted average number of common shares outstanding. Diluted income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of (i) shares issuable upon the exercise of warrants and options (using the “treasury stock” method), (ii) unvested restricted stock awards (using the “treasury stock” method) and (iii) shares issuable upon conversion of convertible instruments using the “if-converted” method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Numerator (in thousands):
Net income (loss)	$3,272	$(1,288)	$2,598	$(1,858)
Series A Preferred Stock accrued dividend	(125)	0	(245)	0
Income (loss) available to common stockholders - basic	$3,147	$(1,288)	$2,353	$(1,858)
Effect of dilutive securities:
Reverse income from liability warrants	(232)	0	(228)	0
Convertible promissory note	30	0	60	0
Convertible preferred stock	125	0	245	0
Convertible debt	250	0	0	0
Income (loss) available to common stockholders - diluted	$3,320	$(1,288)	$2,430	$(1,858)

Denominator:
Weighted average shares outstanding - basic	21,362,564	20,708,531	21,184,567	20,708,531
Effect of dilutive securities:
Warrants	432,445	0	445,787	0
Convertible promissory note	1,538,450	0	1,538,450	0
Convertible preferred stock	6,153,850	0	6,153,850	0
Convertible debt	2,666,667	0	0	0
Weighted average common shares - diluted	32,153,976	20,708,531	29,322,654	20,708,531

Income (loss) per common share:
Basic	$0.15	$(0.06)	$0.11	$(0.09)
Diluted	$0.10	$(0.06)	$0.08	$(0.09)

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options	2,986,186	3,310,686	2,986,186	3,310,686
Restricted stock	0	27,245	0	23,127
Convertible debt	0	2,666,667	2,666,667	2,666,667
Warrants	6,153,850	0	6,153,850	0

The Preferred Warrant convertible into 123,077 Shares of Series A Preferred Stock is only exercisable if 2014 earnings fall below a certain threshold. The 123,077 shares of Series A Preferred Stock would be convertible into 6,153,850 shares of the Company’s common stock. Therefore, the underlying 6,153,850 common shares issuable upon conversion of the Series A Preferred Stock relating to the Preferred Warrant have not been included in the computation of diluted income (loss) per common share.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

10.	COMMITMENTS AND CONTINGENCIES

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

On July 12, 2012, the Court issued an Amended Final Judgment and, on September 20, 2012, a Final Judgment. There were no changes to the previously described damage awards. In response, on October 17, 2012, the Company filed a Notice of Appeal and on August 2, 2013, the Company filed a Formal Appeal, which contained a number of bases for overturning the awards. Oral arguments were made by the parties before the Appellate Court during January of 2014. In May 2014, the Company received notice that its appeal of the Final Judgment had been denied. On July 1, 2014, CTI filed an Application for Further Appellate Review in the Massachusetts Supreme Judicial Court.

The Former Owners (1) previously retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (2) are related parties under U.S. GAAP due to their ownership interest in the Company and their membership on the Company’s board of directors. On November 19, 2013, a Release and Escrow Agreement was executed whereby the Company released affiliates of the Former Owners from being obligated on the costs and liabilities associated with Civil Action No. 06-706 in exchange for 625,139 shares of Cyalume stock placed in escrow (the “Escrowed Shares”). During 2013, 625,139 shares of the Company’s common stock were placed into escrow which may be applied against any damages up to the value of the shares upon conversion to cash. The Escrowed Shares provide the Company with a source of recovery with respect to any loss, liability or expenses incurred by the Company in connection with Civil Action No. 06-706. The Company reflected the value of the 625,139 Escrowed Shares at June 30, 2014 and at December 31, 2013, respectively, based upon the close price of Cyalume’s stock on June 30, 2014 and December 31, 2013. The value of the Escrowed Shares is included within the prepaid expenses and other current assets line item and approximately $4.1 million of obligations related to this matter is included within the contingent legal obligation line items on the Company’s condensed consolidated balance sheet as of June 30, 2014 and, approximately $1.3 million of which is within current liabilities.

On July 10, 2014, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Omniglow Settlement Agreement”) with the Former Owners and members of management of Omniglow Corporation (collectively, the “Omniglow Buyers”). Pursuant to the Omniglow Settlement Agreement, CTI agreed to either pay the full settlement amount of approximately $4.5 million or satisfy the settlement amount as follows: (i) an initial payment of $250,000, (ii) transfer the 625,139 Escrowed Shares, (iii) payment of $1.0 million in cash within 21 days from the execution of the Omniglow Settlement Agreement (see Note 14) and (iv) additional payments in cash and/or through cooperative marketing credits of $1.9 million if paid within 18 months from the date of the Omniglow Settlement Agreement, or of approximately $2.4 million if paid within 27 months from the date of the Omniglow Settlement Agreement. During July 2014, the Company fulfilled its obligations under items (i), (ii) and (iii) described above.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Settlement of Arbitration with Former Employee

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with Combat Training Solutions, Inc. (“CTS”) and Antonio Colon, the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS. On June 15, 2012, the Company received a copy of a demand for arbitration filed by Mr. Colon with the American Arbitration Association. Management considered the allegations by Mr. Colon to be without merit. On August 17, 2012, Mr. Colon filed suit in Federal Court and on September 11, 2012, he filed to have the arbitration withdrawn. In addition, on September 11, 2012, Mr. Colon chose to cease working for the Company. CTI filed a Motion to Dismiss the Complaint in Federal Court and to compel the controversy to arbitration before the American Arbitration Association. The District Court for the District of Delaware held a hearing on January 23, 2013, at which it dismissed the Complaint in Federal Court without prejudice and indicated that the arbitration should proceed. On September 23, 2013, the parties entered into an agreement to resolve this matter, and a settlement agreement was signed on November 19, 2013. The executed settlement agreement calls for the Company to make a series of payments over five years to Mr. Colon in the amount of $215,000 annually, for a total of $1,075,000 pursuant to the Promissory Note executed on November 19, 2013. The Company also made a settlement payment of $275,000 on November 20, 2013 and transferred the land located in Colorado (this land was originally acquired by CTI in connection with the 2011 CTS acquisition) to JasperCo, LLC pursuant to the terms of the executed settlement agreement with Antonio Colon. The total legal settlement amount recorded in the Company’s accompanying consolidated statement of comprehensive loss for the twelve months ended December 31, 2013 incurred in connection with settling the matter described above was approximately $2.0 million. Pursuant to the Promissory Note, a principal repayment of approximately $107,000 was made during the six months ended June 30, 2014.

11.	FAIR VALUES OF ASSETS AND LIABILITIES

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at June 30, 2014 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Warrants (see Note 6) (1)	0	0	(1,359)	(1,359)
	$0	$0	$(1,359)	$(1,359)

(1)	The Company has classified its warrants liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model.

The Company did not transfer any assets or liabilities between Levels 1, 2 or 3 during the three and six months ended June 30, 2014. Any such transfer would be based on a review of the inputs used that are significant to the fair value measurement of that asset or liability.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended June 30, 2014, none of our assets or liabilities was measured at fair value on a nonrecurring basis.

12.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands) :

	Six Months Ended June 30
	2014	2013
Interest	$310	$820
Income taxes	171	184

Non-Cash Investing and Financing Activities (all amounts in thousands) :

	Six Months Ended June 30,
	2014	2013
Series A Convertible Preferred stock accrued dividend	$245	$0
Adjustment to warrant liability upon warrant exercise	44	0
Issuance of 350,000 shares to JFC in connection with settling a contingent consideration liability resulting from the acquisition of CSP	241	0
Issuance of 242,308 shares to Selway	157	0

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

13.	NEW ACCOUNTING PRONOUNCEMENTS

The following are recent accounting pronouncements that have affected our consolidated financial statements or may affect them in the future.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 requires recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process in which judgments and estimates may be required within the revenue recognition process. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016, permits the use of either a retrospective or a cumulative effect transition method, and early adoption is not permitted. The Company is in the process of evaluating the effect, if any, ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

14.	SUBSEQUENT EVENTS

On July 30, 2014, the Company entered into a Securities Purchase Agreement with Cova Small Cap Holdings, LLC (“Cova”), Michael G. Barry and Bayonet Capital Fund I, LLC (collectively, the “Investors”) for the purchase of an aggregate of 1,000 units of securities of the Company for an aggregate purchase price of $2.0 million (or $2,000 per unit). The Investors purchased an aggregate of 1,000 units of securities of the Company (the “Units”), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company and (2) one share of Series C Preferred Stock of the Company. Approximately $1.3 million of the net proceeds from the sale of the Units was used to pay a legal settlement amount in connection with the Omniglow Settlement Agreement (see Note 10). Cova is a significant stockholder of the Company. Two members of the Board are affiliated with, and designees of, Cova, and a third member of the Board is a designee of US VC Partners, L.P., which is an affiliate of Cova. Bayonet Capital Fund I, LLC and JFC are controlled by James G. Schleck, a member of the Company’s board of directors, and JFC is also a significant stockholder of the Company. $250,000 of the purchase price paid by Cova for its Units was paid by means of the satisfaction and cancellation in full of the indebtedness of the Company to Cova incurred on July 10, 2014.

In connection with the issuance of the Series B Convertible Preferred Stock and the Series C Preferred Stock, US VC Partners, L.P. (the “Series A Investor”) and JFC entered into a Consent and Waiver Agreement with the Company, whereby the Series A Investor agreed to the termination of all of the warrants issued to it in connection with the Series A Preferred Stock. JFC agreed to terminate any right of JFC to receive any warrants otherwise issuable to it upon the conversion of any portion of the JFC Note pursuant to the terms thereof.

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

Material Changes in Results of Operations – Three and Six Months Ended June 30, 2014 versus the Three and Six Months Ended June 30, 2013

Revenues for 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Category ($ in millions)	2014	2013	2014	2013

Chemical Light	$6.2	$6.8	$11.2	$12.2
Ammunition	0.0	0.1	0.0	0.1
Training and Simulation	0.2	0.1	0.3	0.6
Specialty Products	2.5	2.4	4.7	4.6
Total	$8.9	$9.4	$16.2	$17.5

Chemical Light revenues decreased for both the three months and six months ended June 30, 2014 from the corresponding prior year periods due to the drawdown of troops from Afghanistan and due to lower spending for our products for training due to budgetary constraints. As much of the Chemical Light revenue comes from indefinite demand/indefinite quantity contracts, we do not have direct insight into patterns of demand/consumption. There were no Ammunition revenues for the three months or the six months ended June 30, 2014 as we are in-between contracts for military training rounds utilizing our technology and there has been a delay of a new program utilizing our chemiluminescence technology. A new contract for 40mm low-velocity training ammunition is expected to result in production starting during 2015, at which time we expect Ammunition revenue to resume. Training and Simulation revenues for the three months ended June 30, 2014 increased by approximately $0.1 million. Training and Simulation revenues for the six months ended June 30, 2014 decreased by approximately $0.3 million. Specialty Products revenue during the first and second quarters of 2014 increased by approximately $0.1 million and $0.1 million, respectively, compared to the corresponding prior year periods.

Cost of goods sold for the second quarter of 2014 of approximately $5.3 million increased from the prior year amount of $5.0 million. Cost of goods sold for the six months ended June 30, 2014 of approximately $9.7 million increased from the prior year amount of $9.2 million. The gross profit for the second quarter of 2014 was approximately 40.0% versus 47.2% for the second quarter of 2013. The gross profit for the six months ended June 30, 2014 was approximately 39.8% versus 47.4% for the six months ended June 30, 2013. This decrease compared to both corresponding prior year periods was largely attributable to a product mix change resulting from a decrease during 2014 in product sales to our largest customer and from increased inventory reserve charges during 2014 for slow moving and obsolete goods.

Sales and marketing expenses for the three and six months ended June 30, 2014 were approximately $0.9 million and $1.9 million, respectively, versus approximately $1.3 million and $2.5 million, respectively, for the corresponding prior year periods. The decrease of approximately $0.4 million for the three months ended June 30, 2014 and the decrease of approximately $0.6 million for the six months ended June 30, 2014 was attributable to a decrease in sales and marketing payroll expenses, as well as a significant decrease in sales and marketing related travel expenses during 2014.

General and administrative expenses for the three and six months ended June 30, 2014 were approximately $1.6 million and $3.5 million, respectively, versus approximately $2.6 million and 4.7 million, respectively, for the corresponding prior year periods. This decrease of approximately $1.0 million for the three months ended June 30, 2014 and the decrease of approximately $1.2 million for the six months ended June 30, 2014 was attributable to a decrease in personnel and personnel-related expenses during 2014 and a decrease in legal expenses associated with the previous arbitration case with a former employee, which was settled during 2013.

Research and development expenses for the three and six months ended June 30, 2014 were approximately $0.4 million and $0.8 million, respectively, compared to approximately $0.6 million and $1.1 million, respectively, for the corresponding prior year periods. This decline year over year relates to an overall reduction of the number of research and development activities and projects during 2014.

During the first and second quarters of 2014, we recorded tax expense of approximately $0.1 million during both quarters, on foreign income generated by our CTSAS subsidiary. We continue to have a full valuation allowance against our U.S. deferred tax asset due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized. We have a valuation allowance of approximately $5.9 million as of June 30, 2014 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses. During the three months ended June 30, 2013 we recorded a tax benefit of approximately $0.9 million on a pre-tax loss of $2.2 million resulting in an effective rate of approximately 42%. During the six months ended June 30, 2013, we recorded a tax benefit of approximately $1.2 million on a pre-tax loss of $3.0 million, yielding an effective rate of approximately 39%.

Material Changes in Financial Condition – June 30, 2014 versus December 31, 2013

Cash was approximately $0.7 million at June 30, 2014, representing a decrease of $0.2 million from December 31, 2013. Combined accrued liabilities and accounts payable decreased by approximately $1.6 million; accounts receivable remained relatively the same at June 30, 2014 compared to December 31, 2013; and, inventories as of June 30, 2014 decreased by approximately $1.2 million.

Accounts payable and accrued expenses combined were approximately $6.6 million at June 30, 2014 versus approximately $8.2 million at December 31, 2013, a decrease of approximately $1.6 million due to the payment of prior year accruals and vendor payments. Our line of credit, used to meet temporary working capital needs, was approximately $2.3 million at June 30, 2014 versus approximately $1.6 million at December 31, 2013.

The current portion of notes payable was approximately $1.9 million at both June 30, 2014 and December 31, 2013.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, we had $0.7 million and $0.9 million, respectively, of cash on hand. The major sources and uses of cash during 2014 were all in the normal course of business.

Capital expenditures were approximately $0.3 million for both the six months ended June 30, 2014 and 2013. We expect to fund capital expenditures for the remainder of 2014 from existing cash and operating cash flows.

CTI has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”). The amount which may be borrowed from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined based on (i) the Prime Rate, plus 3%. The line of credit’s interest rate at June 30, 2014 was 6.25%. The line of credit expires on December 19, 2015. This line of credit is subject to (i) the same restrictive covenants and (ii) the same collateral and guarantees as the senior debt Term Loan and the senior debt Real Estate Loan. At June 30, 2014, $2.3 million was outstanding on this line of credit and borrowing availability was approximately $483,000 at June 30, 2014. At December 31, 2013, $1.6 million was outstanding on this line of credit and borrowing availability was approximately $840,000.

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

On July 29, 2010 the Subordinated Term Loan of $8.5 million was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest is payable in kind through December 19, 2015 and then payable monthly in cash through the June 30, 2016 maturity date. Interest is payable monthly at a rate of 11% per annum. No principal payments are required until maturity. The Company has the right to prepay the loan in whole or in part at any time without penalty in the event that the TD Bank Senior Debt is repaid. The Subordinated Term Loan ranks junior to all debt held by TD Bank, N.A. but senior to all other remaining long-term debt including existing and future subordinated debt. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan has been converted to our common stock. The Company’s common stock’s closing market price on June 30, 2014 was $0.10 per share.

We were in compliance with the financial covenants related to these loans as of June 30, 2014.

We did not pay a dividend in the six months ended June 30, 2014 and we do not intend to pay a common dividend in the future. We are accruing dividends in connection with the Series A Convertible Preferred Stock issued on November 19, 2013.

On July 30, 2014, we entered into a Securities Purchase Agreement with Cova Small Cap Holdings, LLC (“Cova”), Michael G. Barry and Bayonet Capital Fund I, LLC (collectively, the “Investors”) for the purchase of an aggregate of 1,000 units of securities of the Company for an aggregate purchase price of $2.0 million (or $2,000 per unit). The Investors purchased an aggregate of 1,000 units of securities of the Company (the “Units”), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company and (2) one share of Series C Preferred Stock of the Company. Each share of Series B Convertible Preferred Stock is initially convertible into 35,713.147 shares of common stock. Holders of the Series C Preferred Stock are entitled to cumulative quarterly dividends at a rate of 12% per annum, calculated based on an assumed price of $2,000 per share, payable in cash or in kind. Approximately $1.3 million of the net proceeds from the sale of the Units was used to pay a legal settlement amount in connection with the Omniglow Settlement Agreement (as described in Note 10 of the accompanying Condensed Consolidated Financial Statements). Cova is a significant stockholder of the Company. Two members of the Board are affiliated with, and designees of, Cova. Bayonet Capital Fund I, LLC and JFC are controlled by James G. Schleck, a member of our board of directors, and JFC is also a significant stockholder of the Company. $250,000 of the purchase price paid by Cova for its Units was paid by means of the satisfaction and cancellation in full of indebtedness of the Company to Cova incurred on July 10, 2014.

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

Warrants Liability

The Company uses fair values as determined by significant unobservable inputs. These estimated values are significant inputs into the Monte Carlo simulation method and the Black Scholes pricing model used to calculate the estimated fair value of common warrants and preferred warrants potentially settle able in cash, which are recorded as warrants liability. The estimated fair value of the common warrants and the preferred warrants are determined at each balance sheet date and the change in the estimated fair value of the warrants is reflected within the Company’s statements of comprehensive loss.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized when, based upon available evidence, realization of the assets is more likely than not.

In assessing the realization of long-term deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The realization of deferred income tax assets depends upon future taxable income in years before net operating loss carry forwards expire. We evaluate the recoverability of deferred income tax assets on a quarterly basis. If we determine that it is more likely than not that deferred income tax assets will not be recovered, we establish a valuation allowance against some or all deferred income tax assets.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of June 30, 2014 or December 31, 2013.

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

We perform the traditional two-step process for assessing goodwill for impairment. The first step of the two-step process requires a comparison of our estimated fair value for each reporting unit versus our carrying (book) value. If our carrying value exceeded our fair value, further analysis (step 2 of the two-step process) is required to determine the amount, if any, that our goodwill was impaired. To determine the amount of fair value, we used a discounted cash flow analysis.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As disclosed in the Form 8-K filed by the Company on July 16, 2014, on July 10, 2014, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Omniglow Settlement Agreement”) with the former owners and members of management of Omniglow Corporation (collectively, the “Omniglow Buyers”), which settled the previously disclosed proceedings known as Civil Action No. 06-706 filed in the Superior Court of the Commonwealth of Massachusetts. Pursuant to the Omniglow Settlement Agreement, CTI agreed to either pay the full settlement amount of approximately $4.5 million or satisfy the settlement amount as follows: (i) an initial payment of $250,000, (ii) transfer the 625,139 Escrowed Shares, (iii) payment of $1.0 million in cash within 21 days from the execution of the Omniglow Settlement Agreement and (iv) additional payments in cash and/or through cooperative marketing credits of $1.9 million if paid within 18 months from the date of the Omniglow Settlement Agreement, or of approximately $2.4 million if paid within 27 months from the date of the Omniglow Settlement Agreement. See Note 10 to the Notes to Condensed Consolidated financial Statements contained elsewhere in this quarterly report for more information regarding Civil Action No. 06-706.

ITEM 1A.    RISK FACTORS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information contained in Item 1 of Part II of this quarterly report is incorporated in this Item by reference

ITEM 6.    EXHIBITS

Exhibit Number		Description
10.1	*	Confidential Settlement Agreement and Mutual Release dated July 10, 2014.

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Database

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: August 14, 2014	By:	/s/ Zivi Nedivi

Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Michael Bielonko

Michael Bielonko, Chief Financial Officer
(Principal Financial Officer)

