Form 10-Q
period 2014-09-30
Cyalume Technologies Holdings, Inc.
filed 2014-11-14
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 000-52247

Cyalume Technologies Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3200738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 SE 17 th Street, Suite 300, Fort Lauderdale, Florida	33316
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2014, there were outstanding 21,400,244 shares of the registrant’s Common Stock, par value $.001 per share.

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Current assets:
Cash	$848	$865
Accounts receivable, net of allowance for doubtful accounts of $49 and $44, respectively	3,888	3,788
Inventories, net	9,121	10,782
Income taxes refundable	0	163
Deferred income taxes	3,847	3,847
Prepaid expenses and other current assets	520	463
Total current assets	18,224	19,908

Property, plant and equipment, net	7,123	8,001
Goodwill	7,992	7,992
Other intangible assets, net	7,365	17,948
Other noncurrent assets	24	465
Total assets	$40,728	$54,314
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,750	$1,600
Current portion of notes payable	1,893	1,925
Accounts payable	4,437	6,182
Accrued expenses	2,041	2,059
Deferred revenue	91	80
Income taxes payable	186	97
Current portion of capital lease obligation	11	15
Warrants liability	33	6,373
Deferred rent	78	0
Contingent legal obligation	0	3,986
Other current liabilities	0	242
Total current liabilities	10,520	22,559

Notes payable, net of current portion	14,251	14,969
Note payable due to related parties	2,100	2,100
Deferred income taxes	3,847	3,847
Asset retirement obligation	201	194
Capital lease obligation, net of current portion	0	7
Contingent legal obligation, net of current portion	2,781	0
Other noncurrent liabilities, net of current portion	72	79
Total liabilities	33,772	43,755

Commitments and contingencies (Note 11)

Series C preferred stock, $0.001 par value; 1,000,000 shares of preferred stock authorized; 1,000 shares issued and outstanding	2,041	0
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares of preferred stock authorized; 123,077 shares issued and outstanding	4,430	4,055

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value; 1,000,000 shares of preferred stock authorized; 1,000 shares issued and outstanding	1,401	0
Common stock, $0.001 par value; 100,000,000 shares authorized; 21,400,244 and 20,738,260 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	21	21
Additional paid-in capital	103,128	102,575
Accumulated deficit	(103,549)	(95,874)
Accumulated other comprehensive loss	(516)	(218)
Total stockholders’ equity	485	6,504
Total liabilities and stockholders' equity	$40,728	$54,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except shares and per share information)

(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues	$8,387	$7,461	$24,543	$25,006
Cost of revenues	4,515	4,217	14,243	13,453
Gross profit	3,872	3,244	10,300	11,553

Other expenses (income):
Sales and marketing	966	1,200	2,831	3,650
General and administrative	1,641	4,411	5,114	9,107
Research and development	432	371	1,186	1,431
Interest expense, net	526	620	1,563	1,790
Interest expense – related party	68	122	291	174
Amortization of intangible assets	564	434	1,557	1,303
Provision for uncollectible receivable – related party	0	3,730	0	3,730
Change in warrant liability fair value	197	0	(4,844)	0
Impairment loss on intangible assets	9,100	0	9,100	875
Impairment loss on goodwill	0	0	0	168
Legal settlement	0	2,038	0	2,038
Loss on extinguishment of related party debt	527	0	527	0
Other expenses, net	12	45	363	49
Total other expenses, net	14,033	12,971	17,688	24,315

Loss before income taxes	(10,161)	(9,727)	(7,388)	(12,762)
Provision for (benefit from) income taxes	112	(1,923)	287	(3,100)
Net loss	(10,273)	(7,804)	(7,675)	(9,662)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(246)	199	(298)	105
Unrealized gain on cash flow hedges, net of taxes of $0, $(14), $0 and $(28) respectively	0	22	0	70
Other comprehensive (loss) income	(246)	221	(298)	175
Comprehensive loss	$(10,519)	$(7,583)	$(7,973)	$(9,487)

Net loss	$(10,273)	$(7,804)	$(7,675)	$(9,662)
Series A convertible preferred stock dividends	(130)	0	(375)	0
Series C preferred stock dividends	(41)	0	(41)	0
Series A deemed dividend	(2,422)	0	(2,422)	0
Series B deemed dividend	(1,098)	0	(1,098)	0
Series C deemed dividend	(1,401)	0	(1,401)	0
Net loss available to common stockholders	$(15,365)	$(7,804)	$(13,012)	$(9,662)

Net loss per common share:
Basic	$(0.72)	$(0.38)	$(0.61)	$(0.47)
Diluted	$(0.72)	$(0.38)	$(0.61)	$(0.47)
Weighted average shares used to compute net loss per common share:
Basic	21,400,244	20,716,901	21,258,011	20,711,352
Diluted	21,400,244	20,716,901	21,258,011	20,711,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Preferred Stock and Stockholders' Equity

(in thousands, except shares)

(Unaudited)

	Series A & Series C Preferred Stock	Series B Preferred Stock		Common Stock
	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2013	$4,055	0	0	20,738,260	$21	$102,575	$(95,874)	$(218)	$6,504

Proceeds received from issuance of Series C preferred stock	1,000	0	0	0	0	0	0	0	0
Proceeds received from issuance of Series B convertible preferred stock	0	1,000	1,000	0	0	0	0	0	1,000
Series A, B and C allocation of fair value	(401)	0	401	0	0	0	0	0	401
Series A, B and C preferred stock issuance costs	0	0	0	0	0	(321)	0	0	(321)
Dividends accrued on Series A and Series C preferred stock	416	0	0	0	0	(416)	0	0	(416)
Reversal of forfeited restricted awards	0	0	0	(3,333)	0	0	0	0	0
Warrants amended in connection with refinancing	0	0	0	0	0	(72)	0	0	(72)
Common stock issuance - payment of contingent consideration liability	0	0	0	350,000	0	241	0	0	241

Shares issued to related party	0	0	0	242,308	0	157	0	0	157

Shares issued – warrant exercise	0	0	0	73,009	0	45	0	0	45
Excess of Amended JFC Note fair value over face value	0	0	0	0	0	483	0	0	483

Termination of USVC common and preferred warrants (See Note 7)	0	0	0	0	0	1,524	0	0	1,524
Series C deemed dividends (See Note 7)	1,401	0	0	0	0	(1,401)	0	0	(1,401)
Share-based compensation expense	0	0	0	0	0	313	0	0	313

Net loss	0	0	0	0	0	0	(7,675)	0	(7,675)

Other comprehensive loss	0	0	0	0	0	0	0	(298)	(298)

Balance at September 30, 2014	$6,471	1,000	$1,401	21,400,244	$21	$103,128	$(103,549)	$(516)	$485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,675)	$(9,662)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,059	1,030
Amortization	1,736	1,839
Provision for uncollectible receivable – related party	0	3,730
Non-cash interest expense	750	0
Deferred income tax provision	0	(3,261)
Share-based compensation expense	313	709
Impairment loss on intangible assets	9,100	875
Impairment loss on goodwill	0	168
Change in fair value of warrant liability	(4,844)	0
Legal settlement	0	2,038
Loss on extinguishment of debt - related party	527	0
Other non-cash expenses	54	45
Changes in operating assets and liabilities:
Accounts receivable	(161)	(252)
Inventories	1,568	(1,701)
Prepaid expenses and other current assets	290	(494)
Accounts payable and accrued liabilities	(1,662)	2,555
Accrued interest on note payable to related party	188	0
Deferred revenue and deferred rent	89	58
Income taxes payable	261	43
Net cash provided by (used in) operating activities	1,593	(2,280)

Cash flows from investing activities:
Purchases of long-lived assets	(302)	(801)
Payment of trademark costs	(4)	0
Payment of patent costs	(154)	0
Payment of website development costs	(8)	0
Proceeds from disposal of long-lived assets	0	18
Net cash used in investing activities	(468)	(783)

Cash flows from financing activities:
Net proceeds from line of credit	150	3,600
Repayment of long term notes payable	(1,437)	(1,646)
Principal payments on capital lease obligations	(11)	(11)
Proceeds from issuance of Series C and Series B preferred stock	2,000	0
Proceeds received from warrant exercise	1	0
Payment of preferred stock issuance costs	(321)	0
Payment in connection with legal settlement agreement	(1,465)	0
Payment of debt issuance and deferred financing costs	(21)	0
Net cash (used in) provided by financing activities	(1,104)	1,943

Effect of exchange rate changes on cash	(38)	32
Net decrease in cash	(17)	(1,088)
Cash, beginning of period	865	2,695
Cash, end of period	$848	$1,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results from operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014. The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on April 15, 2014.

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

CTI and CTSAS manufacture and sell chemiluminescent products and reflective and photoluminescent materials to military, ammunition, commercial and public safety markets. CTSAS is located in France and represents the Company in certain international markets, primarily Europe and the Middle East. CTI sells to customers in all other geographic markets. CTI’s and CTSAS’ business operations constitute the majority, based on revenues and assets, of the Company’s consolidated business operations.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The Company’s business is managed and financial results are reported as one segment. The Company’s CEO, who is the Company’s chief operating decision maker, focuses on consolidated results to make strategic and tactical decisions. The Company’s one operating segment consists of three reporting units: Chemical Light (the operations of CTI and CTSAS), Specialty Products (the operations of CSP) and Other (the operations of CRI and the parent company Cyalume Technologies Holdings, Inc.).

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2014, the Company had a net loss of approximately $7.7 million, and generated approximately $1.6 million of cash in its operations. As of September 30, 2014, the Company had an accumulated deficit of approximately $103.5 million, total stockholders’ equity of approximately $0.5 million and the Company’s unrestricted cash balance was approximately $0.8 million.

Due to uncertainty about the Company’s ability to meet its current operating expenses and current obligations, in their report on the Company’s annual financial statements for the year ended December 31, 2013, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continues to evaluate various possibilities including but not limited to refinancing or restructuring the Company’s debt, reducing or eliminating operating expenses, and raising additional capital through the issuance of common or preferred stock or securities convertible into common stock. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders, may reduce the value of the stockholders’ investment in the Company or may impact the Company’s stock price. On July 30, 2014, the Company entered into a Securities Purchase Agreement with Cova Small Cap Holdings, LLC (“Cova”), Bayonet Capital Fund I, LLC (“Bayonet”) (see Note 9) and another investor for the purchase of an aggregate of 1,000 units of securities of the Company for an aggregate purchase price of $2.0 million (see Note 14). Cova is a significant stockholder of the Company. Two members of the Board are affiliated with, and designees of, Cova. Bayonet is controlled by James Schleck, a member of the Company’s Board of Directors (the Board”) and a significant Stockholder of the Company.

4.	IMPAIRMENT CHARGES

During the third quarter of 2014, the Company’s Chemical Light reporting unit recorded a loss on impairment of certain amortizing intangible assets of $9.1 million. See Note 12 for fair value information on these assets.

During the third quarter of 2014, management conducted an annual review of tangible and intangible assets for impairment. Before assessing whether any of the Company’s reporting units’ goodwill was impaired, the Company first assessed whether any long-lived assets were impaired. This assessment determined that the CTI patent asset was impaired by approximately $4.9 million and that CTI trademarks and trade names were impaired by approximately $4.2 million. Therefore, the Company recorded a $9.1 million impairment loss on these CTI intangible assets during the third quarter of 2014.

The “step 1” goodwill impairment assessment was performed by comparing the fair value of each reporting unit containing goodwill to those reporting units’ carrying values. The Company’s Chemical Light and Specialty Products reporting units have goodwill assets. Since there are no quoted market prices for the Company’s reporting units, the fair value of the Company’s reporting units were determined using a discounted present value technique utilizing each reporting unit’s forecasted after-tax cash flows. The “step 1” test determined that the fair value of the both the Chemical Light reporting unit and the Specialty Products reporting unit exceeded its carrying value, and therefore the goodwill did not need to be tested further under what is commonly known as “step 2” of the goodwill impairment assessment.

Under “step 2” of a goodwill impairment assessment, the implied fair value of a reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, that excess must be recognized as an impairment loss. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of a reporting unit’s goodwill. Intangible assets are identified and valued during this process, such as customer relationships, patents, trade names, non-compete agreements, and the Company’s workforce.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

5.	INVENTORIES

Inventories consist of the following (all amounts in thousands) :

	September 30, 2014	December 31, 2013
Raw materials	$5,277	$6,535
Work-in-process	1,803	2,185
Finished goods	2,041	2,062
	$9,121	$10,782

6.	CREDIT LINE AND NOTES PAYABLE

Line of Credit

The Company has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”). The amount which may be borrowed from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined based on the Prime Rate, plus 3%. The line of credit’s interest rate at September 30, 2014 was 6.25%. The line of credit expires on December 19, 2015. This line of credit is subject to (i) the same restrictive covenants and (ii) the same collateral and guarantees as the senior debt Term Loan and the senior debt Real Estate Loan as described below. At September 30, 2014, $1.8 million was outstanding on this line of credit and borrowing availability was approximately $1.1 million.

Notes Payable

Outstanding notes payable consist of (all amounts in thousands):

	September 30, 2014	December 31, 2013
Senior Debt - Term Loan	$4,683	$6,023
Senior Debt - Real Estate Loan	1,582	1,679
Subordinated Term Loan	9,409	8,659
Promissory Note Payable	860	1,075
Total	16,534	17,436
Less: Unamortized debt discount	(390)	(542)
Less: Current portion of notes payable, including current portion of unamortized debt discount	(1,893)	(1,925)
Notes payable, net of current portion	$14,251	$14,969

Senior Debt

CTI has two loans payable to TD Bank, a term loan (the “Term Loan”) and a real estate loan (the “Real Estate Loan”), that were originally entered into on December 19, 2008, and which were amended twice during 2012 to modify certain financial and non-financial covenants required by these loans. The Fourth Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement (the “Senior Amendment”) was entered into on November 19, 2013.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Subordinated Term Loan

On July 29, 2010, the subordinated term loan of $8.5 million (the “Subordinated Term Loan”) was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest is payable in kind through December 19, 2015 and then payable monthly in cash through the June 30, 2016 maturity date. Interest is payable monthly at a rate of 11% per annum. No principal payments are required until maturity. The Company has the right to prepay the loan in whole or in part at any time without penalty in the event that the Company’s indebtedness with TD Bank is repaid. The Subordinated Term Loan ranks junior to all debt held by TD Bank but senior to all other remaining long-term debt including existing and future subordinated debt. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan has been converted to our common stock. The Company previously determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP. Simultaneous with the issuance of the Subordinated Term Loan during 2010, the Company issued warrants (the “Subordinated Term Loan Warrants”) to repay certain costs of obtaining the convertible notes. These warrants initially allowed the holder to purchase 160,000 shares of common stock at $1.50 per share through July 19, 2018. A portion of the $8.5 million gross proceeds from the issuance of the loan was allocated to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants ($207,000) was recorded as a debt discount and an increase to additional paid-in capital on our consolidated balance sheet. The warrant’s fair value was increased by $94,000 in 2012 due to (i) a decrease in the exercise price of the warrants and (ii) an extension of the term of the warrant. The Subordinated Term Loan Warrants were amended again during 2013 in connection with the Senior Amendment described above. An additional amount was added to debt discount and warrant liability during 2013 relating to (i) another decrease in the exercise price of the warrants to $0.01, (ii) an extension of the term of the warrants, and (iii) an increase to the number of shares of common stock that may be purchased upon exercise of the warrants to 455,514 shares of common stock. The debt discount is being amortized to interest expense using the effective interest method over the life of the convertible notes which have a maturity date of June 30, 2016. As a result of the amendment to the warrants, the warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability.

7.	PREFERRED STOCK AND STOCK WARRANTS

Series A Convertible Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors.

On November 19, 2013, the Company entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with US VC Partners, L.P. (the “Series A Investor”) for the purchase by the Investor of 123,077 units of securities of the Company for an aggregate purchase price of $4.0 million (or $32.50 per unit). Each security issued is comprised of: 1) one share of Series A Convertible Preferred Stock of the Company, at a par value of $0.001 per share (the “Series A Preferred Stock”); 2) one common stock warrant ( the “Common Warrant”); and 3) one preferred stock warrant (the “Preferred Warrant”).

Each share of Series A Preferred Stock may be converted at any time at the option of the holder into a number of shares of common stock initially equal to 50 shares of common stock, determined by dividing the Liquidation Value per share of Series A Preferred Stock by the applicable conversion price per share of Series A Preferred Stock. The initial conversion price was equal to $0.65, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions. Pursuant to the Series A Certificate of Designation amended on July 30, 2014 (the “Amended Series A Certificate of Designation”), the conversion price per share of Series A Preferred Stock is now equal to $0.13664587. The Series A Preferred Stock is not subject to mandatory conversion at any time.

Since the Common Warrant and the Preferred Warrant were not indexed to the Company’s stock, they were derivatives and therefore, were being accounted for as a liability. The Common Warrant and the Preferred Warrant were both terminated on July 30, 2014 in connection with the issuance of the Series B Convertible Preferred Stock and the Series C Preferred Stock discussed below. The warrants were marked to their market value of approximately $1.5 million as of July 30, 2014, at which time the liability was reclassified to equity.

Upon voluntary or involuntary liquidation, dissolution or winding up of the Company, each holder of Series A Preferred Stock is entitled to a liquidation preference of $32.50 per share, plus any accrued but unpaid dividends, subject to customary adjustments as set forth in the Certificate of Designation (the “Series A Liquidation Value”).

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

The requisite holders of the Series A Preferred Stock will have the right to cause the Company to redeem, out of funds legally available, all but not less than all of the then outstanding shares of Series A Preferred Stock, for a price per share equal to the Series A Liquidation Value of such shares from and after the fifth anniversary of the closing date of the Series A Purchase Agreement. Additionally, the Company will have the right to redeem all of the outstanding shares of Series A Preferred Stock from and after the eighth anniversary of the closing date of the Series A Purchase Agreement at a redemption price equal to the Series A Liquidation Value. As a result of the redemption provisions, the Series A Preferred Stock has been classified outside of permanent equity.

The significant change in the conversion price of the Series A Preferred Stock was determined to be a substantive qualitative change of a conversion feature that is reasonably possible of being exercised. Therefore, the amendment to the terms of the Series A Preferred Stock made on July 30, 2014 was accounted for as an extinguishment in accordance with the derecognition accounting model under ASC 260-10-S99-2. The Series A Preferred Stock fair value on the extinguishment date was estimated at approximately $1.6 million. This resulted in the Company recognizing a deemed dividend of approximately $2.4 million to reflect the Series A Preferred Stock at its July 30, 2014 redemption value.

Series B Convertible Preferred Stock

On July 30, 2014, the Company entered into a Securities Purchase Agreement (the “Series Band C Purchase Agreement”) with Cova Small Cap Holdings, LLC (“Cova”), Bayonet Capital Fund I, LLC (see Note 9), and another investor (each, an “Investor”) for the purchase by the Investors of an aggregate of 1,000 units of securities of the Company (the “Units”) for an aggregate purchase price of $2.0 million (or $2,000.00 per Unit), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series B Preferred Stock”), and (2) one share of Series C Preferred Stock of the Company, par value $0.001 per share (the “Series C Preferred Stock”). Approximately $1.3 million of the net proceeds from the sale of the Units was used to pay a contingent legal obligation pursuant to Civil Action No. 06-706 (see Note 11).

The shares of Series B Preferred Stock have the rights and preferences set forth in the Certificate of Designation of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”). Pursuant to the Series B Certificate of Designation, each share of Series B Preferred Stock ranks senior to the Company’s common stock (the “Common Stock”) and the Company’s Series A Preferred Stock with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company. Upon the Company’s liquidation, sale to or merger with another corporation or other “Change of Control” (as such term is defined in the Series B Certificate of Designation), each share of Series B Preferred Stock would be entitled to a liquidation preference in an amount equal to the amount per share that would have been payable had all shares of Series B Preferred Stock been converted into Common Stock immediately prior to such event in accordance with the terms of the Series B Certificate of Designation, excluding for purposes of such calculation the liquidation preference payable to the holders of Series A Preferred Stock. Holders of the Series B Preferred Stock are entitled to convert at any time all or any portion of the shares of Series B Preferred Stock into a number of shares of Common Stock initially equal to 35,713.147 shares of Common Stock per share of Series B Preferred Stock (the “Conversion Number”), such that the 1,000 shares of Series B Preferred Stock issued pursuant to the Purchase Agreement will initially be convertible into a number of shares of Common Stock representing approximately 40% of the total number of shares of Common Stock outstanding, calculated on a fully-diluted basis, assuming the conversion of all outstanding shares of Series A Preferred Stock and Series B Preferred Stock. The Conversion Number is subject to customary adjustments, including for dividends, stock splits and other reorganizations affecting the Common Stock. In addition, the Conversion Number is subject to anti-dilution protections, subject to certain exceptions, if the Company issues or sells shares of Common Stock or other equity securities for no consideration or for consideration that is based on an equity valuation of the Company of less than $2 million in the aggregate (a “Trigger Issuance”). In the event of a Trigger Issuance, the Conversion Number shall be increased as of the close of business on the effective date of the Trigger Issuance to a number calculated as follows: (i) two-thirds of the Common Stock deemed Outstanding (as defined in the Series A Certificate of Designation) immediately following such Trigger Issuance (excluding any Common Stock Deemed Outstanding as a result of the conversion of the Series B Preferred Stock) (ii) divided by 1,000. Each share of Series B Preferred Stock will automatically convert into shares of Common Stock on the tenth anniversary of its original issuance date, at the then-current Conversion Number. Each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which such share is convertible and will be entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration.

In connection with the issuance of the Series B Preferred Stock and the Series C Preferred Stock on July 30, 2014, the Company allocated the aggregate proceeds of $2.0 million to the Series B Preferred Stock and the Series C Preferred Stock on a relative fair value basis. This resulted in approximately $1.4 million allocated to the Series B Preferred Stock and approximately $0.6 million allocated to the Series C Preferred Stock.

At the issuance date, the Series B Preferred Stock is convertible into Common Stock having a fair value of approximately $2.5 million, which was in excess of the proceeds allocated to the Series B Preferred Stock. Therefore, the Company recognized a beneficial conversion feature of approximately $1.1 million in accordance with ASC 470-20. This initially recorded discount was then accreted back to its carrying value of the Series B Preferred Stock as the stock is immediately convertible at the option of the holder.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Series C Preferred Stock

The shares of Series C Preferred Stock have the rights and preferences set forth in the Certificate of Designation of Series C Preferred Stock (the “Series C Certificate of Designation”). Pursuant to the Series C Certificate of Designation, each share of Series C Preferred Stock ranks senior to the Common Stock, the Series A Preferred Stock and the Series B Preferred Stock with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company. Upon the Company’s liquidation, sale to or merger with another corporation or other “Change of Control” (as such term is defined in the Series C Certificate of Designation), each share of Series C Preferred Stock would be entitled to a liquidation preference equal to the greater of (1) $3,000 per share or (2) $2,000 per share plus any accrued but unpaid dividends, in each case subject to customary adjustments as set forth in the Series C Certificate of Designation (the “Series C Liquidation Value”). The Series C Liquidation Value is the greater of (1) 150% of the Purchase Price ($3,000 per share) or (2) the Base Value ($2,000 per share plus accrued and unpaid dividends). Holders of the Series C Preferred Stock are entitled to cumulative quarterly dividends at a rate of 12% per annum, calculated based on an assumed price of $2,000 per share, payable in cash or in kind; provided that to the extent not paid in cash or by issuance of additional shares of Series C Preferred Stock on the last day of each calendar quarter (a “Dividend Payment Date”), all accrued dividends on any outstanding shares of Series C Preferred Stock shall accumulate and compound. In the event the Company has not paid in cash or by the issuance of additional shares of Series C Preferred Stock all accrued dividends on a Dividend Payment Date, at the election of holders of at least 75% of the outstanding shares of Series C Preferred Stock (the “Requisite Holders”), all such dividends accruing on the shares of Series C Preferred Stock will be paid in shares of Series C Preferred Stock. From and after the fifth anniversary of the issuance of the shares of Series C Preferred Stock, the Requisite Holders will have the right to elect to cause the Company to redeem, out of funds legally available therefore, all but not less than all of the then outstanding shares of Series C Preferred Stock, for a price per share equal to the Series C Liquidation Value for such shares. In addition, the Company has the right to redeem at any time, out of funds legally available therefor, all or any portion of the then outstanding shares of Series C Preferred Stock, for a price per share equal to the Series C Liquidation Value for such shares. The Series C Preferred Stock is not convertible into Common Stock or other securities of the Company, and does not have any voting rights.

The proceeds allocated to the Series C Preferred Stock fair on the issuance date were estimated at approximately $0.6 million. This resulted in the Company recognizing a deemed dividend of approximately $1.4 million to reflect the Series C Preferred Stock at its July 30, 2014 redemption value.

Common and Preferred Warrants

In connection with the Series A Preferred Stock issued on November 19, 2013, the Company also issued a Common Warrant for the purchase of up to 6,153,830 shares of common stock at an exercise price of $0.65 per share. This warrant was terminated on July 30, 2014. The change in the estimated fair value of the Common Warrant is reflected within the “Change in fair value of warrants liability” within the accompanying consolidated statements of comprehensive loss.

The fair value as of July 30, 2014 (prior to the termination of the Common Warrant) and December 31, 2013, respectively, of the Common Warrant was estimated using the Monte Carlo simulation method with the following inputs:

	Common Warrant July 30, 2014	Common Warrant December 31, 2013
Stock price of underlying equity	$0.07	$0.69
Exercise price	$0.65	$0.65
Expected volatility (standard deviation)	100%	100%
Annual risk-free rate	2.49%	3.04%
Expected term (time to expiration years)	9.3	9.9
Number of periods	485	514
Period interval	0.019	0.019
Period risk-free rate	0.048%	0.058%
Number of simulations	500,000	500,000

In connection with the Series A Preferred Stock issued on November 19, 2013, the Company also issued a Preferred Warrant for the purchase of up to 123,077 shares of Series A Preferred Stock with an exercise price of $0.05 per share. This warrant was terminated on July 30, 2014. The change in the estimated fair value of the Preferred Warrant is reflected within the “Change in fair value of warrants liability” within the accompanying statements of comprehensive loss.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The fair value as July 30, 2014 (prior to the termination of the Preferred Warrant) and December 31, 2013, respectively, of the Preferred Warrant was estimated using the Black-Scholes pricing model with the following inputs:

	Preferred Warrant July 30, 2014	Preferred Warrant December 31, 2013
Stock price of underlying equity	$12.63	$32.50
Exercise price	$0.05	0.05
Expected term (years)	1.17	1.7
Risk-free interest rate	0.20%	0.13%
Estimated dividend yield	None	None
Volatility	70%	70%

The change in the fair value of the warrants liability during the nine months ended September 30, 2014 is as follows (amounts in thousands):

	Common Warrant	Preferred Warrant	JFC Warrant (see Note 9)	Subordinated Term Loan Warrants (see Note 6)	Total Warrant Liability
Warrant liability at December 31, 2013	$4,081	$1,997	$54	$241	$6,373
Warrants amended in connection with refinancing	0	0	0	72	72
Warrant exercise	0	0	(44)	0	(44)
Change in fair value of warrants	(3,331)	(1,223)	(10)	(280)	(4,844)
Termination of Common and Preferred Warrants	(750)	(774)	0	0	(1,524)
Warrant liability at September 30, 2014	$0	$0	$0	$33	$33

8.	INCOME TAXES

The effective tax rate for the three months ended September 30, 2014 was approximately (1%) and the effective tax rate for the three months ended September 30, 2013 was approximately 20%, compared to the federal statutory rate of 34%. The effective tax rates for the nine months ended September 30, 2014 and September 30, 2013 were approximately (4%) and 24%, respectively, compared to the federal statutory rate of 34%. During the three and nine months ended September 30, 2014, the Company incurred approximately $112,000 and $269,000 of foreign tax expense on CTSAS’ income. The Company continues to have a full valuation allowance against its U.S. deferred tax assets. The Company has a valuation allowance of approximately $9.0 million as of September 30, 2014 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses.

9.	RELATED PARTY TRANSACTIONS

Financing Arrangements and Agreements with Related Parties

In December 2012, the Company entered into a $2,100,000 unsecured promissory note with JFC Technologies, LLC (“JFC”), an entity controlled by James Schleck, a previous employee of CSP who is an owner of a significant amount of the Company’s common shares and is a Board member. On November 19, 2013, the unsecured promissory note was amended (the “Amended JFC Note”). Pursuant to the Amended JFC Note, interest accrues on the principal amount at the rate of 12% per annum, retroactive to the date of the original note. The entire principal amount and all accrued interest under the Amended JFC Note is due on the maturity date of December 31, 2016, or upon the refinancing of the Company’s existing indebtedness (subject to the availability of at least $5,000,000 in available credit after such repayment). Pursuant to the Amended JFC Note, up to $1.0 million of the principal amount is convertible, at the option of JFC, into the number of shares of Series A Preferred Stock equal to the portion of the principal amount being converted divided by the conversion price of $32.50 per share (subject to adjustment based on certain changes in capitalization affecting the Series A Preferred Stock). In addition, upon conversion of the first $499,980 of Amended JFC Note principal, JFC originally would have been entitled to receive: (1) warrants to purchase, for each $6.50 of principal amount converted, ten shares of the Company’s common stock, and (2) warrants to purchase for each $32.50 of principal amount converted, one share of Series A Preferred Stock.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

In connection with the issuance of the Series B Convertible Preferred Stock and the Series C Preferred Stock (see Note 7), the Series A Investor and JFC entered into a Consent and Waiver Agreement with the Company, whereby the Series A Investor agreed to the termination of all of the warrants issued to it in connection with the Series A Preferred Stock and JFC agreed to terminate any right of JFC to receive any warrants otherwise issuable to it upon the conversion of any portion of the JFC Note pursuant to the terms thereof.

In accordance with ASC 470-50-40-10, the Company analyzed the Amended JFC Note and determined that the change in the conversion price of the Series A Preferred Stock was substantive. Therefore, the amendment to the terms of the JFC Note on July 30, 2014 resulted in a loss on extinguishment of approximately $0.5 million.

On November 19, 2013, the Company also issued a warrant to JFC to purchase up to 73,009 shares of the Company’s common stock. These warrants have an exercise price of $0.01 and expire on November 19, 2023. The warrant was exercised by JFC during February 2014.

Bayonet Capital Fund I, LLC and JFC are controlled by James Schleck, a member of the Company’s board of directors, and JFC is also a significant stockholder of the Company.

The Company also entered into a consulting agreement with James Schleck, effective January 1, 2014, for advisory professional services as assigned by the President and CEO or the Board of Directors of the Company. The initial consulting agreement provided for monthly fees payable to James Schleck of $1,000 monthly and the consulting agreement was amended effective June 1, 2014 to provide for monthly fees in the amount of $10,000 monthly. This consulting agreement was terminated effective September 30, 2014.

CSP leases property in Bound Brook, New Jersey, from Brook Industrial Park, LLC, an entity that is controlled by James Schleck. This lease requires monthly lease payments of $30,000 and ends on August 31, 2016, with extension options available.

Pursuant to an Amendment Agreement executed during December 2012, the Company was required to issue 350,000 shares of the Company’s common stock to JFC if the Company’s December 2013 common stock closing price was less than $1.75. The Company’s closing price on December 31, 2013 was $0.69 and therefore, the Company recorded approximately $242,000 within other current liabilities during 2013 and the 350,000 shares were issued to JFC on January 31, 2014.

Agreement with Board Member

On October 1, 2009, the Company entered into an agreement with Selway Capital, LLC (“Selway”) that provided for services to be performed by Selway on the Company’s behalf. This agreement was terminated effective March 31, 2014. The agreement previously stipulated that these services would be performed by Yaron Eitan, an employee of Selway and a member of the Company’s Board of Directors, with assistance, as needed, from other employees of Selway. Effective January 1, 2014, compensation for these services was $11,000 monthly. During April 2014, approximately $158,000 of 2013 Selway fees was settled by issuing 242,308 shares of the Company’s common stock.

10.	NET LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss available to common stockholders by the basic weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of (i) shares issuable upon the exercise of warrants and options (using the “treasury stock” method), (ii) unvested restricted stock awards (using the “treasury stock” method) and (iii) shares issuable upon conversion of convertible instruments using the “if-converted” method.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Numerator (in thousands):
Net loss	$(10,273)	$(7,804)	$(7,675)	$(9,662)
Series A convertible preferred stock accrued dividend	(130)	0	(375)	0
Series C preferred stock accrued dividend	(41)	0	(41)	0
Series A deemed dividend	(2,422)	0	(2,422)	0
Series B deemed dividend	(1,098)	0	(1,098)	0
Series C deemed dividend	(1,401)	0	(1,401)	0
Loss available to common stockholders – basic and diluted	$(15,365)	$(7,804)	$(13,012)	$(9,662)

Loss per common share:
Basic and diluted	$(0.72)	$(0.38)	$(0.61)	$(0.47)

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options	2,636,186	3,226,186	2,636,186	3,226,186
Restricted stock	0	23,024	0	22,704
Convertible debt	2,666,667	2,666,667	2,666,667	2,666,667
Warrants	455,514	0	455,514	0

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

11.	COMMITMENTS AND CONTINGENCIES

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

The Former Owners (1) previously retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (2) are related parties under U.S. GAAP due to their ownership interest in the Company and their membership on the Company’s board of directors. On November 19, 2013, a Release and Escrow Agreement was executed whereby the Company released affiliates of the Former Owners from being obligated on the costs and liabilities associated with Civil Action No. 06-706 in exchange for 625,139 shares of Cyalume stock placed in escrow (the “Escrowed Shares”). During 2013, 625,139 shares of the Company’s common stock were placed into escrow which were applied against any damages during July 2014 up to the value of the shares upon conversion to cash. The Escrowed Shares provided the Company with a source of recovery with respect to any loss, liability or expenses incurred by the Company in connection with Civil Action No. 06-706. The Company reflected the value of the 625,139 Escrowed Shares at December 31, 2013 based upon the close price of Cyalume’s stock on December 31, 2013. The value of the Escrowed Shares was previously included within the prepaid expenses and other current assets line item. The Escrow Shares were transferred during July 2014 in connection with the Confidential Settlement Agreement and Mutual Release discussed below.

On July 10, 2014, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Omniglow Settlement Agreement”) with the Former Owners and members of management of Omniglow Corporation (collectively, the “Omniglow Buyers”). Pursuant to the Omniglow Settlement Agreement, CTI agreed to either pay the full settlement amount of approximately $4.5 million or satisfy the settlement amount as follows: (i) an initial payment of $250,000, (ii) transfer the 625,139 Escrowed Shares, (iii) payment of $1.0 million in cash within 21 days from the execution of the Omniglow Settlement Agreement (see Note 14) and (iv) additional payments in cash and/or through cooperative marketing credits of $1.9 million if paid within 18 months from the date of the Omniglow Settlement Agreement, or of approximately $2.4 million if paid within 27 months from the date of the Omniglow Settlement Agreement. During July 2014, the Company fulfilled its obligations under items (i), (ii) and (iii) described above. Approximately $2.7 million of obligations related to this matter is included within the contingent legal obligation line items on the Company’s condensed consolidated balance sheet as of September 30, 2014.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Settlement of Arbitration with Former Employee

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with Combat Training Solutions, Inc. (“CTS”) and Antonio Colon, the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS. On June 15, 2012, the Company received a copy of a demand for arbitration filed by Mr. Colon with the American Arbitration Association. Management considered the allegations by Mr. Colon to be without merit. On August 17, 2012, Mr. Colon filed suit in Federal Court and on September 11, 2012, he filed to have the arbitration withdrawn. In addition, on September 11, 2012, Mr. Colon chose to cease working for the Company. CTI filed a Motion to Dismiss the Complaint in Federal Court and to compel the controversy to arbitration before the American Arbitration Association. The District Court for the District of Delaware held a hearing on January 23, 2013, at which it dismissed the Complaint in Federal Court without prejudice and indicated that the arbitration should proceed. On September 23, 2013, the parties entered into an agreement to resolve this matter, and a settlement agreement was signed on November 19, 2013. The executed settlement agreement calls for the Company to make a series of payments over five years to Mr. Colon in the amount of $215,000 annually, for a total of $1,075,000 pursuant to the Promissory Note executed on November 19, 2013. The Company also made a settlement payment of $275,000 on November 20, 2013 and transferred the land located in Colorado (this land was originally acquired by CTI in connection with the 2011 CTS acquisition) to JasperCo, LLC pursuant to the terms of the executed settlement agreement with Antonio Colon. The total legal settlement amount recorded in the Company’s accompanying consolidated statement of comprehensive loss for the twelve months ended December 31, 2013 incurred in connection with settling the matter described above was approximately $2.0 million. Pursuant to the Promissory Note, a principal repayment of approximately $215,000 was made during the nine months ended September 30, 2014.

12.	FAIR VALUES OF ASSETS AND LIABILITIES

Under U.S. GAAP, the Company is required to record certain financial assets and liabilities at fair value and may choose to record other financial assets and financial liabilities at fair value as well. Also under U.S. GAAP, “the Company” required to record nonfinancial assets and liabilities at fair value due to events that may or may not recur in the future, such as an impairment event. When “the Company” required to record such assets and liabilities at fair value, that fair value is estimated using an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. That fair value is determined based on significant inputs contained in a fair value hierarchy as follows:

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at September 30, 2014 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Warrants (see Note 6) (1)	$0	$0	$(33)	$(33)
	$0	$0	$(33)	$(33)

(1)	The Company has classified its warrants liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model.

The Company did not transfer any assets or liabilities between Levels 1, 2 or 3 during the three and nine months ended September 30, 2014. Any such transfer would be based on a review of the inputs used that are significant to the fair value measurement of that asset or liability.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended September 30, 2014, the following assets, all of which are Level 3 assets, were identified as impaired and were adjusted to their fair values (in thousands of dollars) (see Note 4).

	Cyalume Reporting Unit (1)	Loss Recognized	Fair Value
Patents (2)	Training	$4,877	$2,700
Trademarks and trade name (3)	Training	$4,223	$790

(1)	The Company is managed as one operating segment with three reporting units: Chemical Light (the operations of CTI and CTSAS), Specialty Products (the operations of CSP) and Other (the operations of CRI and the parent company Cyalume Technologies Holdings, Inc.). Both Chemical Lights’ goodwill and Specialty Products’ goodwill was not considered to be impaired and our Other reporting unit does not have a goodwill asset.

(2)	The fair value of the impaired patent asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the patents, net of estimated income taxes (an income approach).

(3)	The fair value of the impaired trademarks and trade names asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the trademarks and trade names, net of estimated income taxes (an income approach).

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands) :

	Nine Months Ended September 30
	2014	2013
Interest	$456	$1,250
Income taxes	171	120

Non-Cash Investing and Financing Activities (all amounts in thousands) :

	Nine Months Ended September 30,
	2014	2013
Series A Convertible Preferred stock accrued dividend	$375	$0
Series C Preferred stock accrued dividend	41	0
Litigation award payable accounted for as a receivable due from related party	0	134
Adjustment to warrant liability upon warrant exercise	44	0
Issuance of 350,000 shares to JFC in connection with settling a contingent consideration liability resulting from the acquisition of CSP	241	0
Issuance of 242,308 shares to Selway	157	0

14.	NEW ACCOUNTING PRONOUNCEMENTS

The following are recent accounting pronouncements that have affected the Company’s consolidated financial statements or may affect them in the future.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (“ASU 2013-11”) to clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carry-forward, a similar tax loss, or a tax credit carry-forward, with some allowed exceptions. ASU 2013-11 does not impose any new recurring disclosure requirements because it does not affect the recognition or measurement of uncertain tax positions. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s financial position or results of operations.

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

We maintain principal executive offices at 910 SE 17 th Street, Suite 300, Fort Lauderdale, Florida 33316. We have two direct U.S.-based subsidiaries: Cyalume Technologies, Inc. (“CTI”) and Cyalume Specialty Products, Inc. (“CSP”). CTI is located in West Springfield, Massachusetts and CSP is located in Bound Brook, New Jersey. CTI has one non-U.S.-based subsidiary, Cyalume Technologies, SAS (“CTSAS”), located in Aix-en-Provence, France, and two U.S.-based subsidiaries, Cyalume Realty, Inc. (“CRI”) and Combat Training Solutions, Inc. (“CTS”), based in West Springfield, Massachusetts. We manufacture products in the West Springfield, Bound Brook, and Aix-en-Provence locations.

Impairment Charges

During the third quarter of 2014, our Chemical Light reporting unit recorded a loss on impairment of certain amortizing intangible assets of $9.1 million. For fair value information on these assets, see Note 12 within the Notes to Condensed Consolidated Financial Statements included elsewhere within this quarterly report on Form 10-Q.

During the third quarter of 2014, management conducted an annual review of tangible and intangible assets for impairment. Before assessing whether any of our reporting units’ goodwill was impaired, we first assessed whether any non-goodwill assets were impaired. This assessment determined that the CTI patent asset was impaired by approximately $4.9 million and that CTI trademarks and trade names were impaired by approximately $4.2 million. Therefore, we recorded $9.1 million of an impairment loss on these CTI intangible assets during the third quarter of 2014.

Material Changes in Results of Operations – Three and Nine Months Ended September 30, 2014 versus the Three and Nine Months Ended September 30, 2013

Revenues for 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Category ($ in millions)	2014	2013	2014	2013

Chemical Light	$5.5	$3.7	$16.7	$15.9
Ammunition	0.0	0.0	0.0	0.1
Training and Simulation	0.2	1.3	0.4	1.9
Specialty Products	2.7	2.5	7.4	7.1
Total	$8.4	$7.5	$24.5	$25.0

Chemical Light revenues increased for both the three months and nine months ended September 30, 2014 from the corresponding prior year periods due to increased sales to our largest existing customer, LC Industries. There were no Ammunition revenues for the three months or the nine months ended September 30, 2014 as we are in-between contracts for military training rounds utilizing our technology and there has been a delay of a new program utilizing our chemiluminescence technology. A new contract for 40mm low-velocity training ammunition is expected to result in production starting during 2015, at which time we expect Ammunition revenue to resume. Training and Simulation revenues for the three and nine months ended September 30, 2014 decreased by approximately $1.1 million and $1.5 million, respectively, due to fewer CTS devices being purchased. Specialty Products revenue during the first three quarters of 2014 increased by approximately $0.2 million and $0.3 million, respectively, compared to the corresponding prior year periods.

Cost of goods sold for the third quarter of 2014 of approximately $4.5 million increased from the prior year amount of $4.2 million. Cost of goods sold for the nine months ended September 30, 2014 of approximately $14.2 million increased from the prior year amount of $13.5 million. The gross margin for the third quarter of 2014 was approximately 46.2% versus 43.5% for the third quarter of 2013. The increase in gross margin during the third quarter of 2014 is due to higher-margin product mix changes between the years. The gross margin for the nine months ended September 30, 2014 was approximately 42.0% versus 46.2% for the nine months ended September 30, 2013. This decrease was largely attributable to higher unabsorbed production overhead, primarily during the first six months of 2014, and from increased inventory reserve charges during the first six months of 2014 for slow moving and obsolete goods.

Sales and marketing expenses for the three and nine months ended September 30, 2014 were approximately $1.0 million and $2.8 million, respectively, versus approximately $1.2 million and $3.7 million, respectively, for the corresponding prior year periods. The decrease of approximately $0.2 million for the three months ended September 30, 2014 and the decrease of approximately $0.9 million for the nine months ended September 30, 2014 were attributable to a decrease in sales and marketing personnel and therefore, a decrease in sales and marketing payroll expenses. Additionally, there was a significant decrease in sales and marketing related travel expenses during 2014.

General and administrative expenses for the three and nine months ended September 30, 2014 were approximately $1.6 million and $5.1 million, respectively, versus approximately $4.4 million and $9.1 million, respectively, for the corresponding prior year periods. This decrease of approximately $2.8 million for the three months ended September 30, 2014 and the decrease of approximately $4.0 million for the nine months ended September 30, 2014 was attributable to a decrease in personnel and personnel-related expenses during 2014 and a decrease in legal expenses associated with the previous arbitration case with a former employee, which was settled during 2013.

Research and development expenses for the three and nine months ended September 30, 2014 were approximately $0.4 million and $1.2 million, respectively, compared to approximately $0.4 million and $1.4 million, respectively, for the corresponding prior year periods. This decline year over year relates to an overall reduction of the number of research and development activities and projects during 2014.

During the first three quarters of 2014, we recorded tax expense of approximately $0.3 million during the nine months ended September 30, 2014 on foreign income generated by our CTSAS subsidiary. We continue to have a full valuation allowance against our U.S. deferred tax asset due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized. We have a valuation allowance of approximately $9.0 million as of September 30, 2014 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses. During the three months ended September 30, 2013 we recorded a tax benefit of approximately $1.9 million on a pre-tax loss of $9.7 million resulting in an effective rate of approximately 20%. During the nine months ended September 30, 2013, we recorded a tax benefit of approximately $3.1 million on a pre-tax loss of $12.8 million, yielding an effective rate of approximately 24%.

Material Changes in Financial Condition – September 30, 2014 versus December 31, 2013

Cash of approximately $0.8 million at September 30, 2014 remained relatively the same compared to cash of approximately $0.9 million at December 31, 2013. Accounts receivable remained relatively the same at September 30, 2014 compared to December 31, 2013. Inventories as of September 30, 2014 decreased by approximately $1.7 million due primarily to reducing carrying levels of certain items and also from an increase in reserves for slow moving and obsolete goods.

Accounts payable and accrued expenses combined were approximately $6.5 million at September 30, 2014 versus approximately $8.2 million at December 31, 2013. This decrease of approximately $1.7 million was due to the payment of prior year accruals and vendor payments. Our line of credit, used to meet temporary working capital needs, was approximately $1.8 million at September 30, 2014 versus approximately $1.6 million at December 31, 2013.

The current portion of notes payable was approximately $1.9 million at both September 30, 2014 and December 31, 2013.

Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, we had $0.8 million and $0.9 million, respectively, of cash on hand. The major sources and uses of cash during 2014 were all in the normal course of business.

Capital expenditures were approximately $0.5 and $0.8 million the nine months ended September 30, 2014 and 2013. We expect to fund capital expenditures for the remainder of 2014 from existing cash and operating cash flows.

CTI has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”). The amount which may be borrowed from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined based on (i) the Prime Rate, plus 3%. The line of credit’s interest rate at September 30, 2014 was 6.25%. The line of credit expires on December 19, 2015. This line of credit is subject to (i) the same restrictive covenants and (ii) the same collateral and guarantees as the senior debt Term Loan and the senior debt Real Estate Loan. At September 30, 2014, $1.8 million was outstanding on this line of credit and borrowing availability was approximately $1.1million at September 30, 2014. At December 31, 2013, $1.6 million was outstanding on this line of credit and borrowing availability was approximately $840,000.

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

On July 29, 2010 the Subordinated Term Loan of $8.5 million was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest is payable in kind through December 19, 2015 and then payable monthly in cash through the June 30, 2016 maturity date. Interest is payable monthly at a rate of 11% per annum. No principal payments are required until maturity. The Company has the right to prepay the loan in whole or in part at any time without penalty in the event that the TD Bank Senior Debt is repaid. The Subordinated Term Loan ranks junior to all debt held by TD Bank, N.A. but senior to all other remaining long-term debt including existing and future subordinated debt. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan has been converted to our common stock. The Company’s common stock’s closing market price on September 30, 2014 was $0.07 per share.

We were in compliance with the financial covenants related to these loans as of September 30, 2014.

We did not pay a dividend in the nine months ended September 30, 2014 and we do not intend to pay a common dividend in the future. We are accruing dividends in connection with the Series A Convertible Preferred Stock issued on November 19, 2013 and the Series C Preferred Stock issued on July 30, 2014.

On July 30, 2014, we entered into a Securities Purchase Agreement with Cova Small Cap Holdings, LLC (“Cova”), Bayonet Capital Fund I, LLC and another investor (collectively, the “Investors”) for the purchase of an aggregate of 1,000 units of securities of the Company for an aggregate purchase price of $2.0 million (or $2,000 per unit). The Investors purchased an aggregate of 1,000 units of securities of the Company (the “Units”), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company and (2) one share of Series C Preferred Stock of the Company. Each share of Series B Convertible Preferred Stock is initially convertible into 35,713.147 shares of common stock. Holders of the Series C Preferred Stock are entitled to cumulative quarterly dividends at a rate of 12% per annum, calculated based on an assumed price of $2,000 per share, payable in cash or in kind. Approximately $1.3 million of the net proceeds from the sale of the Units was used to pay a legal settlement amount in connection with the Omniglow Settlement Agreement (as described in Note 11 of the accompanying Condensed Consolidated Financial Statements). Cova is a significant stockholder of the Company. Two members of the Board are affiliated with, and designees of, Cova. Bayonet Capital Fund I, LLC and JFC are controlled by James G. Schleck, a member of our board of directors, and JFC is also a significant stockholder of the Company (see Note 9 of the accompanying Condensed Consolidated Financial Statements). $250,000 of the purchase price paid by Cova for its Units was paid by means of the satisfaction and cancellation in full of indebtedness of the Company to Cova incurred on July 10, 2014.

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

Warrants Liability

The Company uses fair values as determined by significant unobservable inputs. These estimated values are significant inputs into the Monte Carlo simulation method and the Black Scholes pricing model used to calculate the estimated fair value of common warrants and preferred warrants potentially settle able in cash, which are recorded as warrants liability. The estimated fair value of the common warrants and the preferred warrants are determined at each balance sheet date and the change in the estimated fair value of the warrants is reflected within the Company’s statements of comprehensive loss. Certain common and preferred warrants were terminated on July 30, 2014.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of September 30, 2014 or December 31, 2013.

We classify interest on tax deficiencies as interest expense and income tax penalties as other expense.

In February 2012, we completed an audit by the IRS of our tax returns for the years 2008 and 2009. There were no adjustments to those tax returns. Tax returns filed for the years 2010, 2011 and 2012 are still open for audit. The tax return for 2013 was filed under a filing extension on September 15, 2014.

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

Intangible Assets

Intangible assets include developed technologies and patents, customer relationships, customer backlog, non-compete agreements and certain trade names and trademarks, which are amortized over their estimated useful lives. The carrying amounts of intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. Additionally, the carrying amounts of non-amortizing intangible assets are reviewed for impairment annually every August 31. Costs incurred to register new patents or defend existing patents are capitalized while costs to renew or extend the term of intangible assets are expensed when incurred.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As disclosed in the Form 8-K filed by the Company on July 16, 2014, on July 10, 2014, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Omniglow Settlement Agreement”) with the former owners and members of management of Omniglow Corporation (collectively, the “Omniglow Buyers”), which settled the previously disclosed proceedings known as Civil Action No. 06-706 filed n the Superior Court of the Commonwealth of Massachusetts. Pursuant to the Omniglow Settlement Agreement, CTI agreed to either pay the full settlement amount of approximately $4.5 million or satisfy the settlement amount as follows: (i) an initial payment of $250,000, (ii) transfer the 625,139 Escrowed Shares, (iii) payment of $1.0 million in cash within 21 days from the execution of the Omniglow Settlement Agreement and (iv) additional payments in cash and/or through cooperative marketing credits of $1.9 million if paid within 18 months from the date of the Omniglow Settlement Agreement, or of approximately $2.4 million if paid within 27 months from the date of the Omniglow Settlement Agreement. See Note 11 to the Notes to Condensed Consolidated financial Statements contained elsewhere in this quarterly report for more information regarding Civil Action No. 06-706.

ITEM 1A.    RISK FACTORS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

Other than as previously reported on a current report on Form 8-K, none.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information contained in Item 1 of Part II of this quarterly report is incorporated in this Item by reference.

ITEM 6.    EXHIBITS

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 30, 2014.

3.2	(1)	Certificate of Designation of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 30, 2014.

3.3	(1)	Certificate of Designation of Series C Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 30, 2014.

10.1	(1)	Securities Purchase Agreement, dated July 30, 2014.

10.2	(1)	Registration Rights Agreement, dated July 30, 2014.

10.3	(1)	Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Limited Consent and Waiver, dated July 30, 2014.

10.4	(1)	Amendment No. 1 to Amended and Restated Promissory Note, dated July 30, 2014.

10.5	(1)	Consent and Waiver Agreement, dated July 30, 2014.

10.6	(2)	Confidential Settlement Agreement and Mutual Release dated July 10, 2014.

10.7	(3)	Supply Agreement between Cyalume Technologies, Inc. (f/k/a Omniglow Corporation) and LC Ind., Inc., dated June 2004 (confidential treatment has been requested for certain portions of this agreement which have been redacted).

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Database

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

	(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company on August 5, 2014.

	(2)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2014.

	(3)	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Company on March 22, 2010.

	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: November 14, 2014	By:	/s/ Zivi Nedivi

Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Michael Bielonko

Michael Bielonko, Chief Financial Officer
(Principal Financial Officer)

