Form 10-K
period 2014-12-31
Cyalume Technologies Holdings, Inc.
filed 2015-03-31
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from – to -

Commission File Number 000-52247

Cyalume Technologies Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3200738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (10,490,705 shares) based on the last reported sale price of the registrant’s Common Stock on the OTCBB on June 30, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $1,049,070. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 23, 2015, there were outstanding 21,400,244 shares of the registrant’s Common Stock, par value $.001 per share.

CYALUME TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2014

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

On December 22, 2011, CTI acquired all of the outstanding common stock of Combat Training Solutions, Inc. (“CTS”), a Colorado corporation established on April 7, 2005, originally located in Colorado Springs, Colorado, but since relocated to West Springfield, Massachusetts. CTS manufactures battlefield effects simulator devices and provides tactical training to the military utilizing such products.

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

•	Utilizing Patent Protection. We have and expect to continue to pursue patent protection of developed technology and to aggressively defend against violations of our patents.

•	Making Environmentally Friendly and Safe to Use Products. Our products are designed to be effective, safe to use and friendly to the environment. Chemicals used in our chemical light products are non-toxic and phthalate free.

•	Increasing Product Diversification. We intend to continue to diversify into additional products and applications utilizing current technology and technology now under development. Product diversification allows us to present a more complete line of products that meet current and projected user needs, as well as reducing dependence on a relatively small number of products for financial and competitive success.

•	Continually Improving Products and Performance. We are committed to product improvement and rely on a dedicated in-house team of highly experienced engineers and chemists who are complemented on an as needed basis by third-party expertise.

•	Pursuing Strategic Partnering and Acquisitions. We actively seek partners who can help us advance our technologies or introduce products to the market, especially where established partners may help us attain faster market penetration. In addition, we are seeking additional businesses to acquire that will complement our existing products and further strengthen our ability to achieve profitable growth.

Products and Services

We primarily provide products of two general types: those producing chemical light, including training ammunition; and specialty chemicals.

•	Products producing chemical light rely on a chemical reaction known as chemiluminescence. The base product is known as a ‘‘light stick’’ and is typically six inches in length. A light stick is a translucent flexible plastic tube that is partly filled with one chemical ingredient and also with a glass container (‘‘ampoule’’) that contains a complementary reactive chemical. When the tube is bent enough to break the glass ampoule, the chemicals contained within the plastic tube mix and light is generated. Chemiluminescent products come in varying shapes, sizes and functions and provide light in different colors, intensities and durations. These include:

o	Light sticks that come in lengths ranging from 1.5 inches to 15 inches and having durations for specified light output that range from 5 minutes to 24 hours. Colors emitted include red, blue, white, yellow, green, orange and infrared.
o	Components to training and tactical ammunition that provide day/night marking and illumination capabilities. Day/night marking rounds increase the effectiveness of weapons training by providing a night-time training ability where, in many cases, one did not exist before. Chemical light munitions are preferable to traditional tracer or training rounds for two reasons. Traditional tracer or pyrotechnic training munitions contain fire-producing elements that can start range fires. Additionally, traditional tracer or pyrotechnic training munitions experience ‘‘duds’’, or unexploded rounds. These unexploded rounds present future safety hazards and must be found and defused. Chemical light training ammunition payloads cannot start range fires and do not represent future safety hazards from unexploded rounds, making their use not only more economical, but safer for military personnel.

•	Our specialty chemical products support a wide variety of applications in the pharmaceutical, cosmetic, defense and nutritional supplements industries. Products also include certain components used in the manufacture of our chemical light products.

We do not sell products as novelties.

We manufacture products in West Springfield, MA; Bound Brook, NJ; and Aix-en-Provence, France.

Services we provide, on a very limited basis, include training on the proper utilization of our battlefield effects simulator devices and providing live training exercises. In these exercises we hire and provide “battlefield actors”, people trained to act as insurgents or the indigenous population. The “actors” we hire and train may have lived in the country or speak the language of the country in which the training is simulated to take place, making the training as realistic as possible.

Markets

•	Chemical Light

Chemical light revenue accounted for approximately 66% of total revenues in 2014 and 61% in 2013. We primarily sell chemiluminescent devices, primarily light sticks in varying colors, lengths and durations of light output, as well as flat chemiluminescent disks and reflective patches and belts. The primary users of these products and services are the U.S. Military and European militaries participating in the NSPA (the “NATO Support Agency”, f/k/a the NATO Maintenance and Supply Agency (“NAMSA”)).

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

Ammunition revenue was negligible in 2014 and 2013. These revenues represent sales of chemiluminescent payloads and components that are incorporated into training ammunition. Ammunition revenues are expected to comprise a significant portion of our revenues in 2015 due to a new contract.

Critical events, risks and uncertainties regarding the ammunition market include the expansion and acceptance of the existing products to the United States military and other foreign militaries.

•	Training & Simulation

Training & simulation revenue accounted for negligible revenues in 2014 and represented approximately 7% of total revenues in 2013. We sell battlefield effects simulator devices and training services.

The critical risks and uncertainties in the training & simulation market include the level of budgetary funds available for such products and training; maintaining a stable of products considered relevant to current real world experiences and competitors seeking to expand their markets.

•	Specialty Products

Through CSP, we provide specialty chemicals to a variety of customers including chemical, defense, cosmetic, nutritional supplement and pharmaceutical companies. For both 2014 and 2013, these revenues represented approximately 32% of total revenues.

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

Our contract with LCI was entered into June 1, 2004 and had an initial term of five years, followed by three automatic five-year renewal terms unless the agreement is cancelled. This contract was renewed in both 2009 and 2014 and we currently expect that the contract will renew again in 2019. The contract between LCI and the U.S. military is an IDIQ contract (indefinite demand, indefinite quantity) with fixed prices subject to annual renegotiation. Through our agreement with LCI, we share in any price increases received by LCI. Revenues through LCI accounted for approximately 28% of total revenues in 2014 and 23% in 2013.

•	NSPA

We have a direct contract with NSPA, the administrative services arm serving the non-U.S. NATO countries. NSPA re-awarded the contract to us in November 2013. The base contract period is for three years and NSPA has the option to extend for another two years. The contract contains provisions for pricing escalations. Revenues through NSPA accounted for 13% of total revenues in 2014 and approximately 10% in 2013. Through the NSPA contract, one customer, the UK Ministry of Defense, accounted for approximately 11% of total revenues in 2014.

•	Ammunition : No individual customer accounted for sales in either 2014 or 2013 that exceeded 10% of total revenues.

•	Training & Simulation : No individual customer accounted for sales in either 2014 or 2013 that exceeded 10% of total revenues.

•	Specialty Products: Sales are made to a variety of customers in the various markets served, none of which individually represented more than 10% of total revenues in either 2014 or 2013.

Revenues to customers outside the United States represented approximately 52% and 32% of our total revenues for the years ended December 31, 2014 and 2013, respectively.

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

Employees

As of December 31, 2014, we had 138 full-time employees and 41 on-call part-time employees for participating in training simulations as needed. We operate in local labor markets that provide an adequate supply of labor to compensate for any turnover. We are not party to any collective bargaining agreements, have not experienced any work stoppages and consider our relationship with employees to be sound.

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

Research and Development

We have active research and development groups with full-time chemists and engineers at both the West Springfield and Bound Brook facilities. Additionally, we utilize consultants as needed for specific projects. Our research and development group is focused on maintaining the high level of quality of existing products, developing improvements to existing products, and developing new technologies and products with viable commercial applications. We maintain an active program of soliciting feedback and ideas from end-users of products. We incurred research and development expense of approximately $1.5 million and $1.9 million during the years ended December 31, 2014 and 2013, respectively. Additionally, we incurred approximately $0.2 million and $0.4 million in capitalized costs for filing patents during the years ended December 31, 2014 and 2013, respectively.

Intellectual Property

We rely on the ability to develop patentable technology to help ensure the commercial success of products and technology. Once patents are issued, we follow an active program of monitoring competitors’ products to attempt to ensure that our intellectual property rights are not violated. We currently hold and maintain more than 50 active and pending U.S. patents. Many of these patents are also registered in various foreign countries. These patents include phthalate free formulations, formulas for creating a more consistent light for longer periods, a bio-degradable light stick, flat disks employing a translucent aluminum pouch instead of an ampoule, and various battlefield effects simulators. We expect to file for additional patents during 2015 and thereafter. Patents typically have a 20-year life from date of filing. We had no key patents expire in 2014 and no key patents are scheduled to expire in 2015. We do not anticipate any near-term decline in sales as a result of any expiring or expired patents.

Government Regulations

We are subject to the jurisdiction of the State Department of the United States under the International Traffic in Arms Regulations (“ITAR”). Specifically, chemical light infrared products, which are exported from the West Springfield facility, are subject to these regulations. We must periodically re-register with the State Department for exporting purposes; our latest renewal that was granted expires June 30, 2015 and is subject to renewal again at that time. We are in good standing with the State Department and the ITAR.

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

Backlog

A significant portion of our revenue is generated under indefinite quantity, fixed-price contracts or arrangements whereby we fulfill orders as they are placed by customers. Once orders are received they are typically fulfilled within three months. As of December 31, 2014 we had total open sales and purchase orders for products that approximated $14.7 million, versus $3.4 million at December 31, 2013. Of this backlog amount, we expect orders of approximately $8.6 million in 2015 and orders of approximately $2.3 million in 2016. The backlog amount increase as of December 31, 2014 versus 2013 was due to ammunition open orders of approximately $11.8 million.

Segments

We have one segment for financial reporting purposes under accounting principles generally accepted in the United States. Our one operating segment consists of three reporting units.

ITEM 1A.    Risk Factors

We rely on the U.S. and a limited number of foreign governments for the majority of our revenues. Budget constraints of the U.S. or foreign governments could further reduce revenue or limit revenue growth.

Sales for which federal or foreign governments and militaries thereof are the ultimate customer accounted for more than 50% of our business in both 2014 and 2013. Budget reductions, reallocations of existing budgets, or spending constraints affecting military spending could cause significant delays or reductions in the number and value of orders for products, which could reduce revenues.

Due to our current level of dependency on the U.S. and NATO country defense agencies for revenues, the loss of business with either would significantly adversely impact us at this time.

A large portion of our revenue is derived from a small number of customers.

A large percentage of our revenue is typically derived from a small number of customers, and we expect this trend to continue.  For our fiscal year ended December 31, 2014, two customers accounted for approximately 41% of our revenue. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to purchase our products at the same levels, or at all. Accordingly, our revenue and results of operations may vary substantially from period to period. We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If one or more of our significant customers were to terminate or fail to renew its contract with us, to otherwise cease doing business with us, to significantly reduce or delay its purchases from us or to fail to pay us on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

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

CTI and CTSAS manufacture products in and sell products from the U.S. and France, respectively. Products sold by CTI are priced in U.S. dollars and most raw material components are purchased in U.S. dollars. Products sold by CTSAS are priced predominantly in euros and most of CTSAS’ raw material purchases from third parties are priced in euros. Significant changes in foreign exchange rates will affect reported financial results. For products manufactured by CTI for CTSAS, CTI enters into short-term financial hedges (less than six months in duration) against currency risk relating to the billing and collection of revenues from CTI’s sales to CTSAS. We had no currency forward contracts in place at December 31, 2014.

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

During 2011, we acquired two businesses. We may make additional acquisitions in future years, which will require that we effectively and efficiently integrate operations, systems and personnel from those businesses. This process requires, among other things, that we continually evaluate operational and financial systems and controls and enhance those systems and controls as necessary. If we are unable to successfully integrate these acquisitions, it could reduce profitability and detract from future growth opportunities.

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

Revenue, operating results and profitability have fluctuated both on an annual and quarterly basis and will likely continue to fluctuate. Changes in the mix of products sold and the timing of sales to customers contribute to the possible material variability of revenue, operating results and profitability. Such volatility may not meet the expectations of management, securities analysts or investors, which in turn may contribute to significant fluctuations in the market price of our common stock.

Revenue, operating results and profitability may be temporarily reduced by any major redeployment of troops.

Many of our military chemiluminescent and reflective products are used both for training and live theater purposes. Any major troop realignments, if significant enough in number, are likely to result in a temporary reduction in overall product consumption until troops are redeployed for training or other live theater applications.

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

We have significant payment obligations under a litigation settlement agreement, and if we fail to achieve certain payment dates our total cost to resolve the matter could significantly increase.

We settled the litigation relating to contractual disputes with Omniglow, LLC, effective July 30, 2014. Omniglow, LLC purchased the novelty business of CTI’s predecessor on January 23, 2006. Under the settlement agreement, we initially paid $1.25 million plus 625,139 shares of common stock. If we further pay either (i) $1.9 million within 18 months from the effective date or (ii) $2.35 million within 27 months from the effective date, our obligation will be fulfilled. If we do not make the payment under either option (i) or (ii), our remaining obligation then increases to approximately $3.3 million plus interest from the settlement date. While we intend to fulfill the Company’s obligation within the 18 month timeframe, we may not have sufficient available cash, covenants in our debt documents may prevent us from making such payments, or we otherwise may not be able to fulfill such obligation.

Our business has substantial indebtedness.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2014, we had total debt obligations outstanding of approximately $21.3 million. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to restructure or refinance our debt, or dispose of material assets or operations, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

If we fail to meet financial covenants with our lenders, they would be able to declare an event of default.

If we were unable to meet the financial covenants specified in loan documents, our lenders would be able to declare an event of default. If an event of default were declared, all debts to the lender could become due and payable immediately, which could result in ceasing operations unless new arrangements were made. While management would negotiate and seek to obtain appropriate waivers or other amendments to cure any such default, there is no assurance management would be successful. In addition, our senior indebtedness is secured by a lien on substantially all of our assets. If the amounts outstanding under our senior debt were accelerated due to an event of default, the lender could proceed against such available collateral by forcing the sale of all or some of these assets.

We may not be able to refinance our debt with our lenders, and/or the terms of any financings may not be advantageous to us.

Our agreements for both our senior term loans and revolving line of credit, under which we had obligations outstanding of approximately $5.8 million and $2.1 million, respectively, as of December 31, 2014, mature on December 19, 2015. Prior to maturity, we intend to refinance our senior and senior subordinated debt. There is no assurance that management will be successful. Unless the debt is refinanced prior to maturity or the maturity dates are extended, an event of default would occur, allowing the lender to proceed against the Company, including by foreclosing on all of our assets.

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

The issuance of shares upon the conversion of our outstanding Series A or Series B preferred stock or the exercise of our outstanding options or warrants may cause immediate and substantial dilution to our existing stockholders.

In our November 2013 financing, we issued 123,077 shares of Series A preferred stock outstanding that may be converted into shares of common stock. We also have additional options, warrants and convertible debt outstanding. On July 30, 2014, we issued an aggregate of 1,000 units of securities of the Company for an aggregate purchase price of $2.0 million (or $2,000 per unit). Investors purchased an aggregate of 1,000 units of securities of the Company (the “Units”), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company and (2) one share of Series C Preferred Stock of the Company. Each share of Series B Convertible Preferred Stock is initially convertible into 35,713.147 shares of common stock. The issuance of shares upon conversion of the Series A preferred stock, the Series B preferred stock, or outstanding indebtedness and exercise of warrants and options may result in substantial dilution to the interests of other stockholders. We may find it more difficult to raise additional equity capital while our Series A and Series B preferred stock and our warrants are outstanding.

The holders of our Series A preferred stock and Series C preferred stock are entitled to receive dividends.

The holders of the Series A preferred stock are entitled to receive cumulative quarterly dividends at a rate of 12% per annum on the liquidation value, payable in cash or, subject to the satisfaction of certain conditions, in paid-in-kind shares. To the extent not paid in cash or by issuance of additional shares of Series A preferred stock on the last day of each calendar quarter, all accrued dividends on any outstanding shares of Series A preferred stock shall accumulate and compound. Holders of the Series C preferred stock are entitled to receive cumulative quarterly dividends at a rate of 12% per annum, calculated based on an assumed price of $2,000 per share, payable in cash or in kind; provided that to the extent not paid in cash or by issuance of additional shares of Series C Preferred Stock on the last day of each calendar quarter, all accrued dividends on any outstanding shares of Series C preferred stock shall accumulate and compound. As a result of the payment of dividends, we may be obligated to pay significant sums of money or issue significantly more shares of common stock than our Series A preferred stock would otherwise be convertible into, which could negatively affect our operations or result in the dilution of the holders of our common stock, respectively.

Our Series A, Series B and Series C preferred stock have liquidation preferences and redemption requirements that may affect common stock holders.

In the event of our dissolution, liquidation, sale or change of control, the holders of our Series C preferred stock would be entitled to receive a liquidation preference in priority over the holders of common stock, as well as over the holders of our Series A and our Series B preferred stock.  Pursuant to the Series C Certificate of Designation, each share of Series C Preferred Stock ranks senior to our common stock, our Series A preferred stock and our Series B preferred stock with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company. Pursuant to the Series B Certificate of Designation, each share of Series B Preferred Stock ranks senior to our common stock and our Series A preferred stock. Therefore, it is possible that holders of common stock will not obtain any proceeds if any such event occurs. In addition, beginning on the fifth anniversaries of both of the closings of the Series A and Series C preferred stock financing transactions, the requisite holders of the Series A and the Series C preferred stock will have the right to elect to cause us to redeem, out of funds legally available therefore, all but not less than all of the then outstanding shares of Series A and Series C preferred stock, respectively, for a price per share equal to the liquidation value for such shares.

The interests of our significant stockholders may not coincide with yours and such stockholders may make decisions with which you may disagree.

As of December 31, 2014, Cova Small Cap Holdings, LLC (“Cova”) and US VC Partners, L.P. (“US VC”), holders of our common and preferred stock were entitled to vote a number of shares equal to 24% and 37%, respectively, of our common shares eligible to vote, or, on a combined basis approximately 61%. Both Cova and US VC have a number of officers in common. As a result, these stockholders have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not coincide with our interests or the interests of other stockholders.

We have experienced recurring operating losses and our liquidity has been reduced.

For the year ended December 31, 2014, we had a net loss of approximately $7.7 million. As of December 31, 2014, we had an accumulated deficit of approximately $103.6 million and total stockholders’ equity of $0.2 million. Our unrestricted cash balance was approximately $2.4 million at December 31, 2014.

Due to uncertainty about the Company’s ability to meet its current operating expenses and current obligations, in their report on our annual financial statements for the year ended December 31, 2014, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own the West Springfield, Massachusetts facility which houses research and development and manufacturing for CTI and CTS products. The facility is located on ten acres of land in an industrial area and has 200,000 square feet of office, manufacturing and warehousing space. There is adequate space available in the facility to accommodate an increase in operations and staffing. There are no known matters of ground contamination or air quality discharges that exceed acceptable limits. The facility is older and contains asbestos, which is consistent with buildings of its era, but there is no known damaged asbestos requiring remediation. The facility is subject to inspections by various environmental agencies from time to time and no significant violations of any environmental standards have been noted during the period of ownership by the current owners. Environmental violations are not believed to represent a material risk. The facility is subject to a mortgage.

The facility in Aix-en-Provence, France is also owned by us and houses all foreign operations. The facility has 10,000 square feet of office and manufacturing space sitting on two acres and is in good condition. There are no known environmental violations pertaining to the facility and environmental violations are not believed to represent a material risk.

We lease several buildings in Bound Brook, New Jersey, where administrative, manufacturing and research and development activities are housed for CSP. The lease is a market-based lease, for approximately 50,000 square feet of production and office space that was entered into with the acquisition of the assets of JFC Technologies, effective August 31, 2011. The lease ends on August 31, 2016, with extension options available, and requires current lease payments of approximately $30,000 per month from September 1, 2014 through August 31, 2015; thereafter the monthly lease payments will be adjusted to reflect the changes of average cost per square foot as reported by Newmark Knight and Frank in their 2nd Quarter New Jersey Industrial Market Report, Average Asking Rate for Somerset County.

Effective March 5, 2013, we entered into a five-year lease for approximately 8,500 square feet of office space in Fort Lauderdale, Florida to house certain executive, sales and administrative personnel and corporate functions. Monthly lease payments are approximately $18,000 and subject to annual escalation.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and units are quoted on the Over-the-Counter Bulletin Board under the symbols ‘‘CYLU’’ and ‘‘CYLUU,’’ respectively. The following table sets forth the high and low sales information for our common stock and units for each of the calendar quarters indicated. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Units
	High	Low	High	Low

First quarter 2013	$2.70	$1.43	$3.50	$3.50
Second quarter 2013	$2.20	$1.57	$3.50	$3.50
Third quarter 2013	$1.85	$0.80	$3.50	$3.50
Fourth quarter 2013	$0.90	$0.45	$3.50	$3.50
First quarter 2014	$0.94	$0.60	$3.50	$3.50
Second quarter 2014	$0.45	$0.08	$3.50	$3.50
Third quarter 2014	$0.10	$0.04	$3.50	$3.50
Fourth quarter 2014	$0.10	$0.05	$3.50	$3.50

Holders of Common Stock

As of March 20, 2015, there were of record 158 holders of common stock and one holder of units.

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

Recent Sales of Unregistered Securities

Other than as previously disclosed in our Quarterly Report on Form 10-Q or our Current Report on Form 8-K, none.

Purchases of Equity Securities by the Company and Affiliated Purchasers

We did not purchase any equity securities during the fourth quarter of 2014, and we have no publicly announced plans or programs to do so.

ITEM 6:    SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the following discussion, references to “Cyalume”, “we”, “our”, or the “Company” mean Cyalume Technologies Holdings, Inc. and its subsidiaries on a consolidated basis. CTI means Cyalume Technologies, Inc. including its wholly-owned subsidiary Cyalume Technologies, S.A.S. (“CTSAS”), CSP means Cyalume Specialty Products, Inc. and CTS means Combat Training Solutions, Inc. Amounts discussed are generally approximations. During 2011, we acquired two businesses (CTS and JFC Technologies through CSP) that are complementary with our business and growth plans. We continue to consider additional acquisitions that would complement our existing business.

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

The majority of revenues are derived from sales for the ultimate use by the U.S. Military and various other militaries around the globe. For 2014, there was one direct customer with revenues greater than 10% of our total revenues: LC Industries, which accounted for approximately 28% of total revenues. In the military markets, we have longer-term, fixed-price, indefinite-quantity contracts lasting three to five years. They generally provide higher margins because the products are more technologically advanced, versus some of the commercial markets, where advanced technology/performance is generally not as important and therefore competition is greater, resulting in lower margins. See Item 1: Business for greater detail.

Our business is managed and financial results are reported as one segment. Our CEO, who is our chief operating decision maker, focuses on consolidated results to make strategic and tactical decisions. There are several reasons for this. The majority of our products are similar in each market and based on the same technologies. Thus, management pays attention to individual products as well as individual customers and contracts in terms of pricing and costing. For our largest selling product line, the 6-inch light stick (in its various permutations of color and duration), the manufacturing processes are similar and both our U.S. and European manufacturing plants make these products. Therefore, the 6-inch light sticks can be and are made at both plants and can be produced and shipped from one plant to the other to help meet peak periods of demand. In addition, important functions such as marketing and R&D manage their activities and allocate their resources from a strategic viewpoint and generally not on the basis of where a product is made or to whom it might be sold. Overall, financial performance is evaluated based on the following consolidated items: revenues; gross profit and gross margin; selling/research and development/administrative expenses; and cash flow. Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) is used as a performance measure of operational cash flows. Consolidated EBITDA is also the key financial performance component for our lenders’ covenant compliance. Product performance is evaluated based on unit cost of production and number of units produced and sold across all markets. All of these measures are evaluated against results for prior periods and against budgets.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for certain items such as reserves for inventory, accounts receivable and deferred tax assets; assessing the carrying value of intangible assets including goodwill as well as other intangibles such as patents; determining the useful lives of property, plant and equipment and intangible assets; determining asset retirement obligations; and determining the fair value of complex instruments. Estimates are based on historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Warrants Liability

The Company uses fair values as determined by significant unobservable inputs. These estimated values are significant inputs into the Monte Carlo simulation method and the Black Scholes pricing model used to calculate the estimated fair value of common warrants and preferred warrants potentially settleable in cash, which are recorded as warrants liability. The estimated fair value of the Company’s warrants are determined at each balance sheet date and the change in the estimated fair value of the warrants is reflected within the Company’s statements of comprehensive loss.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of December 31, 2014 or 2013.

We classify interest on tax deficiencies as interest expense and income tax penalties as other expense.

In February 2012, we completed an audit by the IRS of our tax returns for the years 2008 and 2009. There were no adjustments to those tax returns. Tax returns filed for the years 2011, 2012 and 2013 are still open for audit and the 2013 tax return has been selected for examination by the IRS. The tax return for 2014 is expected to be filed under a filing extension prior to September 15, 2015.

Goodwill

Goodwill is deemed to have an indefinite life and accordingly, is not subject to annual amortization. Goodwill is subject to annual impairment reviews, and, if conditions warrant (a “triggering event”), interim reviews based upon its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined.

We perform the traditional two-step process for assessing goodwill for impairment. The first step of the two-step process requires a comparison of our estimated fair value for each reporting unit versus our carrying (book) value. If our carrying value exceeds our fair value, further analysis (step 2 of the two-step process) is required to determine the amount, if any, of goodwill impairment. To determine the amount of fair value, we use a discounted cash flow analysis.

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

Foreign Operations and Currency

Accounts of our foreign subsidiary are recorded using their local currency (the euro) as the functional currency. For consolidation, revenues and expenses are converted to U.S. dollars using the average exchange rate for the month in which they were recorded. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income, net in the consolidated statements of comprehensive loss in the period the gain or loss occurred.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 0214-09”). ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for annual and interim periods beginning on or after December 15, 2016, and will be effective for the Company beginning on January 1, 2017. Early adoption is not permitted. The Company is currently evaluating the method of adoption and the potential impact the update may have on our financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 will be effective for annual and interim periods beginning on or after December 15, 2016, and will be effective for the Company beginning on January 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact, if any, of the adoption of this update.

Results of Operations

Overall Perspective : Financial results for 2014 improved slightly from those of 2013. We believe that the uncertainty resulting from the budget setting issues and delays by the U.S. government as well as in Europe, combined with the drawdown and reassignment of military troops in Afghanistan, has had an impact on our business over the last two years. We expect this to continue to affect sales of existing chemical light products in 2015. The delay to 2015 of a new ammunition program that had been expected to commence in 2014 impacted our ammunition sales. We expect to see continued growth in our specialty products business, which has demonstrated growth since its acquisition.

Revenues :    Total revenues for 2014 of approximately $33.3 million increased by approximately $1.5 million from 2013 due primarily to increased sales to our largest existing customer, LC Industries, as well as an increase in royalty revenue generated by Specialty Products. The following table depicts annual revenues by sales category. In managing the business, we do not prepare profitability statements or track assets / costs by these categories; the business is operated as a single segment.

Category ($ in millions)	2014	2013	Change
Chemical Light	$22.1	$19.3	$2.8
Ammunition	0.0	0.1	(0.1)
Training & Simulation	0.6	2.1	(1.5)
Specialty Products	10.6	10.3	0.3
Total	$33.3	$31.8	$1.5

The following tables show revenues by quarter by category to help analyze major trends / impacts on the business.

2014 Category ($ in millions)	Q1	Q2	Q3	Q4	2014
Chemical Light	$5.0	$6.2	$5.5	$5.4	$22.1
Ammunition	0.0	0.0	0.0	0.0	0.0
Training & Simulation	0.1	0.2	0.2	0.1	0.6
Specialty Products	2.2	2.5	2.7	3.2	10.6
Total	$7.3	$8.9	$8.4	$8.7	$33.3

2013 Category ($ in millions)	Q1	Q2	Q3	Q4	2013
Chemical Light	$5.4	$6.8	$3.7	$3.4	$19.3
Ammunition	0.0	0.1	0.0	0.0	0.1
Training & Simulation	0.5	0.1	1.3	0.2	2.1
Specialty Products	2.2	2.4	2.5	3.2	10.3
Total	$8.1	$9.4	$7.5	$6.8	$31.8

Chemical Light: Revenues of approximately $22.1 million for 2014 were approximately $2.8 million, or 14% above revenues of approximately $19.3 million for 2013 due to increased sales to our largest existing customer, LC Industries.

Ammunition: Revenues decreased by approximately $0.1 million as we are in-between contracts for military training rounds utilizing our technology and there has been a delay of a new program utilizing our chemiluminescence technology. A new contract for 40mm low-velocity training ammunition is expected to result in production starting during 2015, at which time we expect Ammunition revenue to resume.

Training & Simulation revenues for 2014 of approximately $0.6 million declined by approximately $1.5 million, or 71%, from the prior year due to fewer CTS devices being purchased.

Specialty Products: Revenues of approximately $10.6 million for 2014 were approximately $0.3 million, or 3%, above revenues of approximately $10.3 million for 2013.

Gross profit: Gross profit was approximately $13.9 million for 2014 versus $13.8 million for 2013, representing a slight $0.1 million increase. The increase was the result of increased Chemical Light and Specialty Products sales during 2014. The gross margin for 2014 was 41.8% versus 43.5% for 2013. The decrease is attributable to higher unabsorbed production overhead during the first six months of 2014 and also from an increase in inventory reserve charges relating to slow moving items and obsolete goods, including a reserve reflected during 2014 relating to retail-related inventory items.

Expenses: Sales and marketing expenses in 2014 of approximately $3.4 million decreased by $1.5 million, or 31%, from the prior year, primarily due to lower sales and marketing payroll expense from a reduction in positions. Additionally, there was a significant decrease in sales and marketing related travel expenses during 2014. General and administrative expenses in 2014 of approximately $5.7 million decreased from 2013 by approximately $5.7 million, or 50%. Of this decrease, approximately $2.5 million was for legal expenses incurred in 2013 in connection with 2013 litigation related expenses. Also contributing to the decrease from the prior year were the 2013 costs associated with the establishment of the corporate office in Florida, such as rent and additional payroll and payroll-related costs from additional personnel assisting with the relocation effort and overlap of existing management positions through the fourth quarter of 2013. Research and development expenses of approximately $1.5 million in 2014 decreased by approximately $0.4 million, or a 19% decrease from 2013.

Interest expense, net : Interest expense of approximately $2.4 million decreased by approximately $0.2 million from the prior year. The decrease was primarily attributable to the reduction in the interest rate payable under the Company’s line of credit, a term loan, and a real estate loan, as well as a reduction in the issuance costs that were previously being amortized to interest expense in 2013 prior to the Fourth Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement entered into on November 19, 2013.

Amortization of intangible assets : Amortization of intangibles was approximately $1.8 million in both 2014 and 2013.

Other loss (income), net: Other loss in 2014 was approximately $0.3 and related to the change in fair value of 625,139 shares of Cyalume stock placed into escrow during 2013. In connection with a legal settlement during July 2014, the 625,139 shares were applied against damages incurred up to the value of the shares upon conversion to cash and were transferred during July 2014.

Impairment Charges: During 2014, the Company’s Chemical Light reporting unit recorded a loss on impairment of certain amortizing intangible assets of approximately $9.6 million. See Note 23 within the accompanying Notes to Consolidated Financial Statements for fair value information relating to these assets.

During the third quarter of 2014, management conducted an annual review of tangible and intangible assets for impairment. Before assessing whether any of our reporting units’ goodwill was impaired, we first assessed whether any non-goodwill assets were impaired. This assessment determined that the CTI patent asset was impaired by approximately $5.3 million and that CTI trademarks and trade names were impaired by approximately $4.3 million. Therefore, the Company recorded $9.6 million of an impairment loss on these CTI intangible assets during 2014.

The “step 1” goodwill impairment assessment for 2014 was performed by comparing the fair value of each reporting unit containing goodwill to those reporting units’ carrying values. Our Chemical Light and Specialty Products reporting units have goodwill assets. Since there are no quoted market prices for our reporting units, the fair value of our reporting units were determined using a discounted present value technique utilizing each reporting unit’s forecasted after-tax cash flows. The “step 1” test determined that the fair value of the both the Chemical Light reporting unit and the Specialty Products reporting unit exceeded its carrying value, and therefore the goodwill did not need to be tested further under what is commonly known as “step 2” of the goodwill impairment assessment.

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

During the year ended December 31, 2013, we recorded goodwill and intangible asset impairment charges for the following reasons:

In connection with our assessment of goodwill impairment during 2013, we first assessed whether any non-goodwill assets were impaired. This assessment determined that the CTS patent asset was impaired by approximately $174,000, CTS trademarks and trade names were impaired by approximately $17,000, CTS customer relationships intangibles were impaired by approximately $650,000 and CTS non-compete agreements were impaired by approximately $34,000. Therefore, we recorded $875,000 of an impairment loss on these CTS intangible assets. In addition to the impairment loss relating to the CTS intangible assets, we also recorded a goodwill impairment loss of $168,000.

The “step 1” goodwill impairment assessment for 2013 was performed by comparing the fair value of each reporting unit containing goodwill to those reporting units’ carrying values. Our Chemical Light, Training, and Specialty Products reporting units have goodwill assets. Since there are no quoted market prices for our reporting units, the fair value of our reporting units were determined using a discounted present value technique utilizing each reporting unit’s forecasted after-tax cash flows. The “step 1” test determined that the carrying value of the CTS Training reporting unit exceeded its fair value and therefore, its goodwill needed to be tested further under what is commonly known as “step 2” of the goodwill impairment assessment. CTS did not pass the “step 1” test due to the inability to gain traction with new products and services or attract new customers as initially planned when the reporting unit was acquired in December 2011.

Under “step 2” of the goodwill impairment assessment for 2013, we compared the implied fair value of the CTS Training goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, that excess must be recognized as an impairment loss. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of the reporting unit’s goodwill. We identified several intangible assets that were valued during this process, including customer relationships, patents, trade names, non-compete agreements, and our workforce. The allocation process was performed only for purposes of goodwill impairment. We determined the fair value of these assets using various discounted cash flow-based methods that utilize assumptions such as the ability of these assets to generate future cash flows, present-value factors, income tax rates and customer attrition rates. The “step 1” calculated fair value of the CTS reporting unit was allocated to the CTS tangible and identifiable intangible assets of the CTS reporting unit based upon the results of the “step 2” analysis, which resulted in a full impairment to the CTS goodwill.

Provision for (benefit from) income taxes: The decrease in pre-tax loss from 2013 to 2014 is due primarily to the decrease in legal fees and general and administrative expenses overall in 2014. We also recorded income from a non-cash change in warrant liability fair value of approximately $4.9 million during 2014. The 2014 intangible impairment loss, as well as a loss on the extinguishment of related party debt, resulted in an overall pre-tax loss of approximately $6.5 million for the year ended December 31, 2014. The effective tax rate for 2014 of (19%) is higher than the 2013 rate of (16.3%). The Company incurred approximately $0.4 million of foreign tax expense on CTSAS’ income. The Company continues to have a full valuation allowance against its U.S. deferred tax assets. The Company has a valuation allowance of approximately $13.1 million as of December 31, 2014 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses.

Balance Sheet

Accounts receivable at December 31, 2014 were approximately $3.6 million, or approximately $0.2 million lower than at the end of 2013. Timing differences for billings and collections account for most of the change.

Inventories, net were approximately $7.8 million at December 31, 2014 versus $10.8 million at the end of 2013. The decrease was due to: a) a planned reduction in chemical light product inventory levels, primarily in chemicals due to the transfer of manufacturing to CSP for key chemicals that has resulted in a lesser need for stockpiling for supply chain emergencies; and b) an increase in the reserve for slow moving / obsolete goods of chemical light inventories. Our inventory balances fluctuate from a combination of recent sales activity and the timing of purchases of raw materials. Certain raw materials are purchased only several times a year due to long lead times and the desire to purchase in bulk to minimize costs, while other materials are purchased more frequently.

Property, plant and equipment of approximately $7.1 million at December 31, 2014, decreased from the end of 2013 by approximately $0.9 million due to depreciation in excess of capital additions.

Net intangible assets of approximately $6.6 million at December 31, 2014, decreased from the end of 2013 by approximately $11.4 million due to approximately $1.8 of amortization of such assets plus an impairment of approximately $9.6 million of patents and trade name intangible assets.

The current portion of notes payable increased to approximately $5.8 million at December 31, 2014, from $1.9 million at the prior year-end as a result of a December 2015 maturity date on our senior debt with TD Bank.

Accounts payable and accrued expenses, combined, were approximately $4.8 million at the end of 2014, representing a decrease of approximately $3.4 million from the prior year-end. The change was primarily due to decrease in legal expenses associated with the arbitration with the former employee that was settled on November 19, 2013.

Net current deferred income tax assets decreased at the end of 2014 over the prior year, primarily as a result of the following:

•	Decreases in the current asset for non-deductible stock-based compensation tax expense;

•	Decreases in various current accrual reserves.

Net non-current deferred income tax liabilities decreased at the end of 2014 over the prior year, primarily as a result of the following:

•	A decrease in federal net operating losses as a result of the true up to the federal tax return losses.

A valuation allowance of approximately $13.1 million still remains on deferred federal tax assets for the carryforward of net operating losses and foreign tax credits, which we do not anticipate using in the near-term. The utilization of this asset is dependent upon generation of significant revenues from sources outside the U.S. During 2014, we increased the total consolidated valuation allowance from $5.9 million by $7.2 million due to the inability to utilize foreign tax credits and net operating loss carryforwards in the near term.

We had federal net operating loss carryforwards amounting to $7.9 million and $13.3 million at December 31, 2014 and 2013, respectively. The net operating loss carryforward at December 31, 2014 expires in fiscal years 2026 through 2034. Internal Revenue Code Section 382 limits utilization of prior losses to approximately $0.8 million per year. However, it is possible that future changes in ownership could result in changes to the amounts allowed by IRC Section 382 and provide for a lower annual limitation for utilization of losses. State net operating loss carryforwards amounted to $10.3 million and $9.9 million as of December 31, 2014 and 2013, respectively.

We have recorded as of December 31, 2014, a legal obligation of approximately $2.8 million versus approximately $4.0 million at December 31, 2013. The decrease from the prior year relates to the payment of approximately $1.3 million during July of 2014 pursuant to a Confidential Settlement Agreement and Mutual Release (the “Omniglow Settlement Agreement”) with the former owners and members of management of Omniglow Corporation (collectively, the “Omniglow Buyers”), which settled the previously disclosed proceedings known as Civil Action No. 06-706 filed in the Superior Court of the Commonwealth of Massachusetts.

Liquidity and Capital Resources

On July 30, 2014, we entered into a Securities Purchase Agreement with Cova Small Cap Holdings, LLC (“Cova”), Bayonet Capital Fund I, LLC and another investor (collectively, the “Investors”) for the purchase of an aggregate of 1,000 units of securities of the Company for an aggregate purchase price of $2.0 million (or $2,000 per unit). The Investors purchased an aggregate of 1,000 units of securities of the Company (the “Units”), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company and (2) one share of Series C Preferred Stock of the Company. Each share of Series B Convertible Preferred Stock is initially convertible into 35,713.147 shares of common stock. Holders of the Series C Preferred Stock are entitled to cumulative quarterly dividends at a rate of 12% per annum, calculated based on an assumed price of $2,000 per share, payable in cash or in kind. Approximately $1.3 million of the net proceeds from the sale of the Units was used to pay a legal settlement amount in connection with the Omniglow Settlement Agreement (as described in Note 11 of the accompanying Notes to Consolidated Financial Statements). Cova is a significant stockholder of the Company. Two members of the Board are affiliated with, and designees of, Cova. Bayonet Capital Fund I, LLC and JFC are controlled by James G. Schleck, a member of our board of directors, and JFC is also a significant stockholder of the Company (see Note 9 of the accompanying Consolidated Financial Statements). $250,000 of the purchase price paid by Cova for its Units was paid by means of the satisfaction and cancellation in full of indebtedness of the Company to Cova incurred on July 10, 2014.

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

(b) we entered into a Fourth Amendment (the “Senior Amendment”) to the Amended and Restated Revolving Credit and Term Loan Agreement, dated July 29, 2010 (as subsequently amended, the “Senior Credit Agreement”), by and among the Company and TD Bank, N.A. (“TD Bank”), as administrative agent and lender (the “Lender”). The Senior Amendment extended the maturity date of the indebtedness under the Senior Credit Agreement to December 19, 2015, and changed the interest rate on borrowings to the “Base Rate” (equal to the greater of the prime rate or 3%) plus 3%. There were no changes to the principal balance or monthly principal payments. The Common Stock Warrants and the Preferred Stock Warrants were terminated in connection with the July 2014 financing.

(c) we entered into a Fourth Amendment (the “Subordinated Amendment”) to the Subordinated Loan Agreement, dated July 29, 2010 (the “Subordinated Loan Agreement”), by and among the Company, Granite Creek Flexcap I, L.P. (“Granite Creek”), Patriot Capital II, L.P. (“Patriot” and, together with Granite Creek, the “Subordinated Lenders”) and Granite Creek Partners Agent, L.L.C., as administrative agent (the “Administrative Agent”).  The Subordinated Amendment extended the maturity date of the indebtedness under the Senior Loan Agreement to June 30, 2016. Under the Subordinated Amendment the interest rate remains at 11% and is payable monthly through addition to the principal balance outstanding. No cash interest is permitted.

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

As of December 31, 2014, cash was approximately $2.4 million versus $0.9 million as of December 31, 2013. As of December 31, 2014, accumulated deficit was $103.6 million.

Due to uncertainty about our ability to meet our current operating expenses and current obligations, in their report on our annual financial statements for the year ended December 31, 2014, our independent registered public accounting firm included an explanatory paragraph regarding our ability to continue as a going concern. Our current portion of notes payable at December 31, 2014 are approximately $5.8 million.

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

There can be no assurances that we will be successful in raising adequate additional financial support. If not, we would be required to reduce operations. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Capital expenditures and payments for intangibles, which totaled approximately $0.8 million in 2014, are expected to increase slightly for 2015. We expect to fund these capital expenditures in 2015 from existing cash and operating cash flows.

CTI has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”). The amount which may be borrowed from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined based on (i) the Prime Rate, plus 3%. The line of credit’s interest rate at December 31, 2014 was 6.25%. The line of credit expires on December 19, 2015. This line of credit is subject to (i) the same restrictive covenants and (ii) the same collateral and guarantees as the senior debt Term Loan and the senior debt Real Estate Loan. At December 31, 2014, approximately $2.1 million was outstanding on this line of credit and borrowing availability was approximately $0.6 million at December 31, 2014. At December 31, 2013, $1.6 million was outstanding on this line of credit and borrowing availability was approximately $0.8 million.

CTSAS has lines of credit, for borrowing against receivables, with a combined maximum borrowing capacity of €800,000 (or approximately $972,000 at December 31, 2014). There were no outstanding borrowings at December 31, 2014 or 2013. The lines’ interest rates are variable, based on the Euro Overnight Index Average and the 3-month Euro Interbank Offered Rate. The lines have indefinite termination dates but can be renegotiated periodically.

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

The Subordinated Term Loan with the Subordinated Lenders ranks junior to all debt held by TD Bank but senior to all other remaining long-term debt including existing and future subordinated debt. The total amount outstanding for Granite Creek as of December 31, 2014 was approximately $9.7 million. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan has been converted to our common stock. We have the right to prepay the loan in whole or in part at any time without penalty, but subject to first paying off in full any debt outstanding with TD Bank.

Total Notes Payable relating to the Term Loan, the Real Estate Loan and the Subordinated Term Loan, net of debt discounts of $0.3 million, was approximately $15.1 million at December 31, 2014.

We were in compliance with our financial covenants as of December 31, 2014. We expect to meet our financial covenants for 2015 and that cash provided by the business will be adequate to meet our needs. Nonetheless, we are exploring raising additional funds by refinancing or restructuring our debt to further improve liquidity.

The Company did not pay a dividend in 2014 and has no plans to do so.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2014 or 2013.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of disclosure controls and procedures were effective as of December 31, 2014.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework - 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of December 31, 2014.

As a smaller reporting company, we are not required to obtain an attestation report from our independent registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during our last fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to each of our directors and executive officers as of March 26, 2015:

Name	Age	Position with Cyalume and Principal Occupation	Held Office Since
Yaron Eitan	57	Director and [Vice] Chairman of the Board	2006
Zivi Nedivi	55	President and Chief Executive Officer, Director	2012
Dale Baker	56	Chief Operating Officer	2012
Michael Bielonko	61	Chief Financial Officer & Secretary	2013
James (Jamie) Schleck	45	Director	2011
Ji Ham	39	Director	2013
Jason Epstein	40	Director	2008
Andrew Intrater	52	Director	2009
John G. Meyer, Jr.	69	Director	2011
Thomas G. Rebar	51	Director	2007
Michael Barry	57	Director	2014

Background of Officers and Directors

Zivi Nedivi has been our President and Chief Executive Officer since April 2, 2012. Mr. Nedivi came to Cyalume from Axiom Investment Advisors, LLC, a hedge fund specializing in currencies where he was a special advisor and acting CEO from 2009 to 2011 and the CEO from 2008 to 2009. Prior to that, from 2006 to 2008, he was the COO of Lumenis Ltd, a global leader in medical and aesthetic lasers and light based technology. Mr. Nedivi was the President and CEO of Kellstrom Aerospace, LLC, an industry leader in the airborne equipment segments of the international aviation services aftermarket and its predecessor company, Kellstrom Industries, from 1990 to 2005. He continues to serve as an observer on Kellstrom Aerospace's board of directors. Prior to his business career, Mr. Nedivi served as an F-15 fighter pilot in the Israeli Air Force, where he attained the rank of Major. He is a graduate of the Israel Air Force Academy and holds a Bachelor's degree in business administration from California Coast University.

Dale Baker has been our Chief Operating Officer since September 2012. In the five years prior to joining Cyalume, Mr. Baker was the Chief Executive Officer of Selling Source, LLC and the President of both World Avenue Holdings, LLC and Intrepid Investments, LLC. Mr. Baker has an M.B.A. from Duke University’s The Fuqua School of Business and a B.S. in Mechanical Engineering from Virginia Polytechnic & State University.

Michael Bielonko has been our Chief Financial Officer since October 10, 2013. He had been the Company’s Vice President – Finance since April 2013. Prior to that he served as our Chief Financial Officer, Treasurer and Secretary since December 2008 and Chief Financial Officer, Treasurer and Secretary of the Company’s subsidiary CTI since January 2006. Mr. Bielonko has a B.S. and an M.B.A. from the University of Connecticut.

James (Jamie) Schleck has been a Director of Cyalume since December 27, 2012. Mr. Schleck served as the President of Cyalume Specialty Products (“CSP”) from September 1, 2011, following the acquisition of his former company, JFC Technologies, LLC (“JFC”) until December 31, 2013. He currently serves as a consultant to CSP. At JFC he served in various capacities including President and CEO for over 17 years. Mr. Schleck is a former Army Officer and is a graduate of the U.S. Army's Airborne, Air Assault and Ranger Schools. Mr. Schleck holds a BS degree from the United States Military Academy, an MBA from Columbia University and an M.Ed from Rutgers University.

Ji Ham has been our Director since December 2013. Mr. Ham is a Principal of Columbus Nova. Mr. Ham joined Columbus Nova in July 2006. Prior to Columbus Nova, Mr. Ham was a founding member of Hudson Capital Advisors, LLC, a financial advisory firm focused on debt and equity private placements and mergers and acquisitions advisory. Prior to Hudson Capital Advisors, Mr. Ham worked in the Leveraged Finance Group at CIBC World Markets Corp where he worked on a variety of debt and equity capital markets transactions, mergers and acquisitions, and merchant banking / private equity investment transactions for Trimaran Capital Partners, CIBC's private equity fund, and its predecessor funds. Mr. Ham received his B.A. in Business Economics with magna cum laude honor from the University of California at Los Angeles. We believe that Mr. Ham’s financial and business experience qualify him to serve as a director.

Jason Epstein has been a Director of Cyalume since December 19, 2008 and is also a Director of CTI, a position held since 2007. Mr. Epstein has been a Senior Partner of Columbus Nova since 2002. He is currently a Director of Deerfield Capital Corp. (NASDAQ: DFR), a company engaged in investment management and other investing activities. Mr. Epstein received his B.A. from Tufts University in 1996 and currently serves on the Tufts Board of Overseers. Mr. Epstein is one of Cova’s two designees to the Board of Directors. We believe that Mr. Epstein’s leadership and business experience qualify him to serve as a director.

Andrew Intrater has been a Director of Cyalume since September 1, 2009. Mr. Intrater is the CEO and Senior Managing Partner of Columbus Nova and serves on the Executive and Investment Committees for Columbus Nova. Mr. Intrater also serves on the Board of Directors for Deerfield Capital Corp. (NASDAQ: DFR), a company engaged in investment management and other investing activities. Mr. Intrater served on the Board of Directors (2007 – 2011) for HQ Sustainable Maritime Industries, Inc. (AMEX: HQS), an integrated aquaculture and aquatic product processing company, with operations based in China's South Sea. Mr. Intrater completed his B.S. in Chemical Engineering at the Rutgers University College of Engineering and graduate studies in Materials Science at the Columbia University School of Mines. Mr. Intrater is one of Cova’s two designees to the Board of Directors. We believe that Mr. Intrater’s leadership, global and business experience qualify him to serve as a director.

John G. Meyer, Jr. has been a Director of Cyalume since June 16, 2011. Mr. Meyer has been since 2003, a Director of The Allied Defense Group, Inc. (OTCQB: ADGI), a multinational defense business, which prior to the sale of substantially all its assets, was focused on the manufacture and sale of ammunition and ammunition related products for use by the U.S. and foreign governments. He was also the Chief Executive Officer of Heckler & Koch, a German small arms manufacturing company, from June 2005 to August 2007; and the Chief Executive Officer of The Allied Defense Group, Inc. from June 2003 to June 2005. Prior to his business career, Mr. Meyer served in the United States Army as its most senior Public Affairs Officer and retiring as a Major General. Mr. Meyer received a Bachelor’s degree from Florida State University and a Masters Degree from Sam Houston State University. Mr. Meyer has proven business acumen, having served as the chief executive officer and director of several defense industry companies and his military background provides the Board with relevant industry experience which qualify him to serve as a director.

Thomas G. Rebar has served as a Director of Cyalume since August 6, 2007. Mr. Rebar has been a Partner of SCP Private Equity Management, LLC since 1996. Mr. Rebar is currently a Director of several privately-held companies. Mr. Rebar has served as the chair of our audit committee since January 2009. Mr. Rebar received his B.S. summa cum laude from the University of Scranton and an M.B.A. from New York University Graduate School of Business Administration. Mr. Rebar’s leadership, business and financial experience qualify him to serve as a director.

Michael Barry has been a Director of Cyalume since July 30, 2014. Mr. Barry is the President of Prairie Street Capital, has extensive experience as the CEO of industrial distribution businesses as well as in the global sourcing of products. He was the President and COO of Copperfield Chimney Supply, a national million supplier of proprietary chimney and hearth products to retailers and professional contractors.  Mr. Barry was also the President of Woodard, Inc., a $65 million multi-location manufacturer of casual patio furniture to specialty retailers and mass merchants.  Prior to joining Woodard, Mr. Barry was the President and CEO of Intech EDM, an industrial distributor of consumable materials for Electrical Discharge Machining with operations in six countries. Mr. Barry received his BS from Georgetown University and an MBA, with distinction, from The Wharton School.  Mr. Barry is a CTP (“Certified Turnaround Professional”) and a member of the AICPA and the Illinois CPA Society.

Meetings and Committees of the Board of Directors

During the year ended December 31, 2014, the Board of Directors met 12 times and took action by unanimous written consent on one occasion. All of the directors attended at least 75% of the meetings, except Jason Epstein and James Valentine who resigned May 29, 2014. Each director is expected to participate, either in person or via teleconference, in meetings of our Board of Directors and meetings of committees of our Board of Directors in which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities. We do not have a written policy with regard to directors’ attendance at annual meetings of stockholders; however, all directors are encouraged to attend the annual meeting. The Board of Directors has determined that Messrs. Eitan, Ham, Epstein, Intrater, Meyer, Rebar and Barry, are each independent directors as defined in Rule 4200 of the Nasdaq Marketplace Rules and applicable Securities and Exchange Commission (“SEC”) regulations.

Compensation Committee. On January 13, 2009, the Board of Directors formed a Compensation Committee and adopted a written charter. Serving on the Compensation Committee are Yaron Eitan (chairman), Jason Epstein and John G. Meyer, Jr., each of whom is independent as defined in Rule 5605(a)(2) of the Listing Rules. The Compensation Committee held two meetings during 2014. The charter is available to security holders on our website, www.cyalume.com. The charter sets forth responsibilities, authority and specific duties of the Compensation Committee. The Compensation Committee reviews and recommends to the board the compensation for the CEO and non-employee directors of our Company, and reviews the CEO’s compensation recommendations for all other corporate officers. It also reviews the general policy relating to compensation and benefits for all employees. The Compensation Committee has been designated by the Board of Directors to administer the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan and the Cyalume Technologies Holdings, Inc. 2014 Equity Incentive Plan.

Nominating and Corporate Governance Committee. On January 13, 2009, the Board of Directors formed the Nominating and Corporate Governance Committee and adopted a written charter. Thomas Rebar (Chairman) and Andrew Intrater, each of whom is independent as defined in Rule 5605(a)(2) of the Listing Rules, serve on this committee. The Nominating and Corporate Governance Committee’s charter is available to security holders on our website, www.cyalume.com. The Nominating and Corporate Governance Committee did not meet during 2014. The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board of Directors are required to have such experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the Listing Rules and applicable SEC regulations. Stockholders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o Cyalume Technologies Holdings, Inc., 910 SE 17th Street, Suite 300, Fort Lauderdale, Florida 33316. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. Those suggesting a nominee should include evidence that the writer is a Company stockholder, the name and contact information of the candidate and a statement signed by the candidate that the candidate is willing to be considered for nomination by the committee and wiling to serve as a director, if nominated and elected. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

The Board does not have a formal policy on Board candidate qualifications. The Board may consider those factors it deems appropriate in evaluating director nominees made either by the Board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience. Depending upon the current needs of the Board, certain factors may be weighed more or less heavily. In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the Committee considers. The directors will consider candidates from any reasonable source, including current Board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

The Company has entered into an investor rights agreement with certain former owners of CTI, a wholly-owned subsidiary of the Company as a result of the acquisition of CTI on December 19, 2008, which allows certain beneficial owners to nominate up to three persons for election to the Board of Directors for so long as a minimum percentage of the Company’s outstanding common stock are owned by such security holders. The terms of the agreement are as follows:

(i) the holders of Cova Small Cap Holdings, LLC’s (“Cova”) investment have the right to nominate two persons for election to the Board of Directors as long as Cova owns 5% of the outstanding stock of the Company; and

(ii) the holders of Kline Hawkes Pacific Friends Fund, LLC and Kline Hawkes Pacific, L.P. (“Kline Hawkes”) have the right to nominate one person for election to the Board of Directors as long as Kline Hawkes owns 5% of the outstanding common stock of the Company.

Andrew Intrater and Jason Epstein are Cova’s current nominees to the Board of Directors. Kline Hawkes does not currently have a nominee to the Board of Directors.

The Company is also party to an amendment agreement, dated December 27, 2012, with JFC and James G. Schleck, individually and in his capacity as representative of the members of JFC, pursuant to which, for so long as JFC and/or Mr. Schleck collectively own at least 10% of the total number of outstanding shares of the Company’s common stock, Mr. Schleck has the right to be named by the Company as a nominee for election to the board of directors each time the Company solicits a vote of its stockholders relating to the election of directors.

In addition, on November 19, 2013, the Company entered into a Securities Purchase Agreement (the “2013 Purchase Agreement”) with US VC Partners GP, LLC (the “Investor”), pursuant to which it issued 123,077 newly created Series A Convertible Preferred Stock. Until the Investor holds less than 25% of the shares of Series A Preferred Stock purchased by the Investor pursuant to the 2013 Purchase Agreement or 5% of the Common Stock Deemed Outstanding (as defined in the Purchase Agreement), a majority of the outstanding shares of Series A Preferred Stock (which under certain circumstances must include the Investor) (the “Requisite Holders”) are entitled to elect to the Board of Directors the greater of (1) one representative or (2) such greater number of representatives as is proportionate to the total number of directors as is the percentage of the number of shares of Common Stock into which the shares of Series A Preferred Stock are convertible relative to the number of shares of Common Stock Deemed Outstanding; provided that the Requisite Holders shall be entitled to elect no more than two representatives to the Board. Until the later of the date on which (1) the Investor holds less than a majority of the outstanding shares of Series A Preferred Stock and (2) the outstanding shares of Series A Preferred Stock represent (on an as-if converted basis) less than 5% of the number of shares of Common Stock Deemed Outstanding, the Requisite Holders will have certain special voting rights as set forth in the Certificate of Designation. Ji Ham is US VC Partners GP, LLC’s current nominee to the Board of Directors.

In addition, on July 30, 2014, the Company entered into a Securities Purchase Agreement (the “2014 Purchase Agreement”) with Cova Small Cap Holdings, LLC (“Cova”), Michael G. Barry and Bayonet Capital Fund I, LLC for the purchase by such investors of an aggregate of 1,000 units of securities of the Company. Pursuant to the terms of the 2014 Purchase Agreement, each of Cova and Mr. Barry will have the right, until such time as its or his “Purchaser Threshold Date” (as defined below), to nominate one individual to the Board of Directors; provided that Cova, together with its affiliates, shall not have the right to nominate, appoint or elect a total of more than three individuals to the Board, pursuant to the 2014 Purchase Agreement and any other agreements or other instruments currently in existence. “Purchaser Threshold Date” means (1) prior to the date that the Company’s Series C Preferred Stock is redeemed in full by the Company in accordance with the terms of the Series C Certificate of Designation, the earlier of the date upon which the applicable investor (together with its affiliates) holds less than 25% of the shares of Series C Preferred Stock purchased by such Investor at the closing of the 2014 Purchase Agreement or 10% of the outstanding Common Stock (on a fully-diluted, as-if converted basis), and (2) after the date that the Series C Preferred Stock is so redeemed in full by the Company, the date upon which the applicable investor (together with its affiliates) holds less than 10% of the outstanding Common Stock (on a fully-diluted, as-if converted basis). On July 30, 2014, Mr. Barry was appointed to the Board, to fill the previously-existing vacancy on the Board, pursuant to this provision.

Executive Committee. On January 13, 2009, the Board of Directors formed an Executive Committee. Yaron Eitan (Chairman), Michael Barry, Ji Ham, Thomas Rebar and Zivi Nedivi serve on this committee. The Executive Committee exercises the powers of the Board between meetings of the full Board of Directors. The Executive Committee met four times during 2014.

Audit Committee. The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Thomas G. Rebar (Chairman), Michael Barry and Yaron Eitan serve on this committee. The Audit Committee held five meetings during 2014. The Board of Directors has determined that Thomas G. Rebar is an “audit committee financial expert”. The Board of Directors has determined that each of the members of the Audit Committee are independent as defined in Rule 5605(a)(2) of the Listing Rules.

The Audit Committee operates under a written charter adopted by the Board of Directors and assists the Board of Directors by overseeing the performance of the independent auditors and the quality and integrity of our internal accounting, auditing and financial reporting practices. The Audit Committee is responsible for retaining and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. The Audit Committee charter is available on our website, www.cyalume.com.

Compensation Committee Interlocks and Insider Participation

During 2014, no current or former officer or employee of CTI, CSP or CTS participated in deliberations of Cyalume’s Board of Directors concerning Executive Officer compensation.

Board Operations

The positions of principal executive officer and chairman of the Board of Directors of the Company are held by different persons. The chairman of the Board of Directors, an independent director, chairs Board of Director and stockholder meetings and participates in preparing their agendas. The chairman of the Board of Directors also calls, plans, and chairs the independent directors’ executive sessions and serves as a focal point for communication between management and the Board of Directors between Board of Director meetings, although there is no restriction on communication between directors and management. We believe that these arrangements afford the independent directors sufficient resources to supervise management effectively, without being overly engaged in day-to-day operations.

The Board of Directors is responsible for overall supervision of the Company’s risk oversight efforts as they relate to the key business risks facing the organization. Management identifies, assesses, and manages the risks most critical to the Company’s operations on a day-to-day basis and routinely advises the Board of Directors on those matters as the President/CEO and CFO have access to the Board of Directors, attend regular meetings as well as the audit committee meetings. The Board’s role in risk oversight of the Company is consistent with the Company’s leadership structure, with senior management having responsibility for assessing and managing the Company’s risk exposure, and the Board and its Committees, providing oversight as necessary in connection with those efforts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all stockholders have complied with all filing requirements applicable to 10% beneficial owners during the year-ended December 31, 2014.

Code of Ethics

We adopted a code of ethics on January 13, 2009, which is available on our website, www.cyalume.com.

ITEM 11. EXECUTIVE COMPENSATION

Overview

Our executive officers are: Zivi Nedivi, who was appointed our Chief Executive Officer on April 2, 2012, Dale Baker, who has been Chief Operating Officer since September 10, 2012 and Michael Bielonko, who has been Chief Financial Officer, Treasurer and Secretary since October 10, 2013.

Compensation Philosophy

The overriding goal of our executive compensation program is to recruit and retain key executives and motivate them to achieve maximum results. To this end, we design and manage our programs with the following objectives in mind:

•	Generating significant stockholder value, while practicing good corporate governance,

•	Maximizing the alignment between our short-term and long-term results and executive pay, and

•	Providing market-competitive compensation, while considering our financial resources.

Administration of Executive Compensation Programs

In January 2009, we formed a Compensation Committee of the Board of Directors comprised of three outside, independent Directors which will administer all compensation programs for its officers, key employees, and outside Directors. This Committee works with management to design key compensation policies and programs, as well as sound governance practices, to ensure that our compensation programs reflect best practices and strongly contribute to our growth and success. The named Executive Officers have all entered into employment agreements.

The compensation for senior executives is comprised of four elements: a base salary, an annual performance bonus, equity awards and benefits. On March 3, 2009, our Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “2009 Plan”). On October 7, 2014, our Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved on February 15, 2015. Both the 2009 Plan and the 2014 Plan provide for awards to employees and Directors, and both plans are administered by the Compensation Committee. Awards granted pursuant to the 2009 Plan and the 2014 Plan are described below.

In developing salary ranges, potential bonus payouts, equity awards and benefit plans, the Compensation Committee takes into account: 1) competitive compensation among comparable companies and for similar positions in the market, 2) relevant incentives and rewards for senior management for improving stockholder value while building us into a successful company, 3) individual performance, 4) how best to retain key executives, 5) our overall performance, 6) our ability to pay and 7) other relevant factors.

All of our executives were involved in decisions relating to their compensation. We believe that executives are fairly compensated.

Employment Agreements

The following discussion summarizes the material terms of current employment agreements with our Executive Officers:

Zivi Nedivi The Company, CTI and East Shore Ventures, LLC (the “Consultant”), a limited liability company owned by Mr. Nedivi, entered into a services agreement (the “Services Agreement”), effective April 2, 2012, which provided that Mr. Nedivi will serve as the Company’s Chief Executive Officer and member of the Company’s board of directors. The Services Agreement had an initial term of three years. Effective as of February 1, 2015, the Company, CTI, a wholly-owned subsidiary of the Company, and Zivi Nedivi entered into an employment agreement (the “Employment Agreement”), pursuant to which Mr. Nedivi will continue to serve as the Company’s Chief Executive Officer. Mr. Nedivi had previously served in such capacity pursuant to the Services Agreement, which was terminated effective as of February 1, 2015. The material terms of the Employment Agreement are substantially the same as those of the Services Agreement, other than changes to reflect the change from an independent contractor relationship to an employment relationship.

Under the Services Agreement, the Consultant earned an annual cash fee of $450,000 (the “Cash Fee”), subject to annual increases at the discretion of the Company’s board. The Cash Fee shall increase ten percent (10%) for every $35,000,000 of revenue growth, calculated based on the Company’s fiscal year. The Consultant shall be eligible for the first such increase when annual revenues total at least $105,000,000. The Consultant is also eligible for bonus consideration based on certain predetermined annual performance targets (“Annual Performance Targets”). If the Company’s performance meets, but does not exceed, the Annual Performance Targets for a given fiscal year, the amount of the bonus for such fiscal year shall equal 140% of the annualized rate of the Cash Fee in effect as of the end of such fiscal year. If the Company’s performance exceeds the Annualized Performance Targets for a given fiscal year, the amount of the bonus for such fiscal year shall equal 140% of the annualized rate of the Cash Fee in effect as of the end of such fiscal year, plus an additional 1% of such annualized rate for each 1% by which the Company’s performance exceeds the Annualized Performance Targets for such fiscal year. If the Company’s performance fails to meet the Annualized Performance Targets for a given fiscal year, the amount of the bonus for such fiscal year shall equal 140% of the annualized rate of the Cash Fee in effect as of the end of such fiscal year, less 2% of such annualized rate for each 1% by which the Company’s performance failed to meet the Annualized Performance Targets for such fiscal year, provided, however, that Consultant shall not be eligible for any bonus for a given fiscal year in which the Company’s performance was less than or equal to 70% of the Annualized Performance Targets for such fiscal year.

The Employment Agreement has an initial term of three years and continues thereafter for successive one-year periods unless and until terminated by either party upon 60 days’ written notice prior to the agreement’s anniversary/expiration date, or until otherwise terminated by either party. Mr. Nedivi will receive an annual base salary of $450,000 for the term of the Employment Agreement, subject to annual adjustments at the sole discretion of CTI’s board of directors. Mr. Nedivi is also eligible to receive an annual bonus based on certain predetermined yearly performance targets (“Annual Performance Targets”). If CTI’s performance meets, but does not exceed, the Annual Performance Targets for a given fiscal year, the amount of the bonus for such fiscal year shall equal 140% of the annualized rate of Mr. Nedivi base salary in effect as of the end of such fiscal year. If CTI’s performance exceeds the Annualized Performance Targets for a given fiscal year, the amount of the bonus for such fiscal year shall equal 140% of the annualized rate of Mr. Nedivi base salary in effect as of the end of such fiscal year, plus an additional 1% of such annualized rate for each 1% by which CTI’s performance exceeds the Annualized Performance Targets for such fiscal year. If CTI’s performance fails to meet the Annualized Performance Targets for a given fiscal year, the amount of the bonus for such fiscal year shall equal 140% of the annualized rate of Mr. Nedivi base salary in effect as of the end of such fiscal year, less 2% of such annualized rate for each 1% by which CTI’s performance failed to meet the Annualized Performance Targets for such fiscal year, provided, however, that Mr. Nedivi shall not be eligible for any bonus for a given fiscal year in which CTI’s performance was less than or equal to 70% of the Annualized Performance Targets for such fiscal year.

The Consultant initially received an option to purchase up to 1,036,104 shares of the Company’s common stock at an exercise price per share of $1.50 (the “Initial Nedivi Option”). The Initial Nedivi Option became exercisable annually in five equal installments on each of the first five anniversaries of the approval of the issuance of the Initial Nedivi Option. In November 2014, that option was cancelled and replaced with an option, issued directly to Mr. Nedivi, to purchase 5,015,891 shares of the Company’s common stock at an exercise price per share of $0.09 (the “Nedivi Option”), subject to the effectiveness of the adoption of the Plan and the Amendment. The Nedivi Option shall be subject to vesting over four years from the date of grant, in four equal annual installments commencing on the first anniversary of the date of grant with the final installment occurring on the fourth anniversary of the date of grant, provided that the Nedivi Option shall not vest until the Company’s senior debt and junior debt have both been re-financed such that the total cost of new money shall not exceed 25% per annum including cash and PIK interest and the cost of warrants (unless such threshold is subsequently increased by the Board). Additionally, the Nedivi Option shall vest in full upon the sale of the Company for at least $35 million of enterprise value. If neither a qualified refinancing nor a qualified sale of the Company, as described above, occurs then no portion of the Nedivi Option shall vest.

In the event Mr. Nedivi’s employment under the Employment Agreement is terminated by the Company without Cause or by non-renewal, or by Mr. Nedivi for Good Reason, in addition to the amounts accrued to him, Mr. Nedivi would be entitled to receive continued payment of his base salary then in effect for a six-month period, subject to Mr. Nedivi signing a release of claims in favor of the Company and its affiliates.

During the term of the Employment Agreement and for a period of two years thereafter, Mr. Nedivi is subject to non-solicitation and non-competition provisions. Mr. Nedivi is also subject to confidentiality provisions both during and after his employment with CTI.

Pursuant to the services agreement, subject to limitations imposed by law, the Company and CTI shall indemnify and hold harmless Consultant and Mr. Nedivi to the fullest extent permitted by law from and against any and all claims, damages, expenses (including attorneys’ fees), judgments, penalties, fines, settlements, and all other liabilities incurred or paid by him in connection with the investigation, defense, prosecution, settlement or appeal of any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative and to which Consultant and/or Mr. Nedivi was or is a party or is threatened to be made a party by reason of the fact that Consultant and/or Mr. Nedivi is or was an officer, employee or agent of a member of the Company or any Company subsidiary, or by reason of anything done or not done by Consultant and/or Mr. Nedivi in any such capacity or capacities, provided that Consultant and/or Mr. Nedivi, as applicable, acted in good faith, in a manner that was not grossly negligent or constituted willful misconduct and in a manner it or he reasonably believed to be in or not opposed to the best interests of the Company or any Company subsidiary, and, with respect to any criminal action or proceeding, had no reasonable cause to believe it or his conduct was unlawful.

Dale Baker Mr. Baker’s employment agreement, effective September 10, 2012, provides that Mr. Baker will be employed as CTI’s Chief Operating Officer. The contract has an initial term of three years and shall continue for successive one-year periods unless terminated by either party upon 30 days written notice prior to the anniversary/expiration date or terminated pursuant to certain events or for cause. Mr. Baker receives an annual base salary of $350,000, subject to annual adjustments at the sole discretion of the board of directors. The base salary shall increase ten percent (10%) for every $35,000,000 of revenue growth, calculated based on the Company’s fiscal year. Mr. Baker shall be eligible for the first such increase when annual revenues total at least $105,000,000. Annually, Mr. Baker is entitled to a cash bonus of up to 90% of annual base salary based on the achievement of certain performance targets, all determined by the board of directors. If Mr. Baker voluntarily resigns or is terminated for cause during the period of employment, then he is not entitled to receive any benefit or compensation following the date of termination. If terminated without cause during his initial term, Mr. Baker is entitled to severance of an amount equal to six months of his annual base salary.

Mr. Baker also received an initial option to purchase up to 350,000 shares of the Company’s common stock at an exercise price per share of $1.50 (the “Initial Baker Option”). The Initial Baker Option became exercisable annually in five equal installments on each of the first five anniversaries of the approval of the issuance of the Initial Baker Option. In November 2014, the Initial Baker Option was cancelled and replaced with an option to purchase 1,504,767 shares of the Company’s common stock at an exercise price per share of $0.09 (the “Baker Option”), subject to the effectiveness of the adoption of the Plan and the Amendment. The Baker Option shall be subject to vesting over four years from the date of grant, in four equal annual installments commencing on the first anniversary of the date of grant with the final installment occurring on the fourth anniversary of the date of grant, provided that the Baker Option shall not vest until the Company’s senior debt and junior debt have both been re-financed such that the total cost of new money shall not exceed 25% per annum including cash and PIK interest and the cost of warrants (unless such threshold is subsequently increased by the Board). Additionally, the Baker Option shall vest in full upon the sale of the Company for at least $35 million of enterprise value. If neither a qualified refinancing or a qualified sale of the Company, as described above, occurs then no portion of the Baker Option shall vest.

Michael Bielonko Mr. Bielonko’s employment agreement, effective October 10, 2013, provides that Mr. Bielonko will be employed as CTI’s Chief Financial Officer. The contract has an initial term expiring on December 31, 2014 unless extended in writing by the mutual agreement of the parties or unless terminated by either party upon 30 days written notice prior to the anniversary/expiration date or terminated pursuant to certain events or for cause. Mr. Bielonko receives an annual base salary of $187,000. Mr. Bielonko is entitled to a minimum cash bonus of at least $100,000, payable in 2015, for successfully fulfilling conditions in his agreement. If Mr. Bielonko is terminated for cause during the period of employment, then he is not entitled to receive any benefit or compensation following the date of termination. If terminated without cause during his initial term or he voluntarily resigns, Mr. Bielonko is entitled to severance of an amount equal to six months of his annual base salary. If Mr. Bielonko is terminated without cause pursuant to a change in control, he is entitled to receive an amount equal to six months of his annual base salary in addition to his other severance benefits. As of December 31, 2014, the employment agreement effective October 10, 2013 expired; Mr. Bielonko continues to serve as the CFO on an agreed upon day-to-day basis until such time as he is replaced or a new agreement is entered into.

Employee Benefits Plans

Pension Benefits

We do not sponsor any qualified or non-qualified pension benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. We sponsor a tax qualified defined contribution 401(k) plan in which employees of CTI who have reached the age of 18 are eligible for participation after completing the earlier of (i) three consecutive months of service or (ii) one year of service may participate.

Severance Arrangements

Assuming the employment of our named executive officers were to be terminated without cause, each as of December 31, 2014, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the below table:

	Cash Severance
	No Change in Control	Change in Control
Zivi Nedivi	$225,000	$225,000
Dale Baker	$175,000	$175,000
Michael Bielonko	$93,500	$187,000

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by death or disability, other than the payment of accrued but unpaid annual salary and bonus, if any, and reimbursement of accrued but unpaid business expenses.

Summary Compensation Table

The following table shows information concerning the annual compensation in 2014 and 2013 for services provided to us by each person who served as our Chief Executive Officer during 2014 and our two other executive officers during 2014.

Name and Principal Position	Year	Salary ($)	Earned Bonus ($)		Option Awards ($) (1)		All Other Compensation ($)	Total Compensation ($)
Zivi Nedivi,	2014	431,250	—		—	(3)	—	431,250
President & CEO	2013	450,000	—		—		—	450,000

Dale Baker,	2014	342,613	—		—	(3)	774	343,387
COO	2013	355,467	—		—		—	355,467

Michael Bielonko,	2014	187,000	100,000	(2)	$27,279		14,496	328,775
CFO & Secretary	2013	187,000	100,000	(2)	—		12,701	299,701

(1)	The amounts in this column reflect the aggregate full grant date fair value of each award computed in accordance with ASC Topic 718, Compensation-Stock Compensation. This is not necessarily representative of the value received. The executive officers can only realize value from stock options if the market price of Cyalume stock increases above the exercise price of the options.

(2)	Represents a stay bonus paid pursuant to the terms of Mr. Bielonko’s employment agreement.

(3)	Due to the performance-based conditions associated with this award, the fair value is zero as of this date.

Equity Compensation Awards

On November 21, 2014, the Compensation Committee of the Board of Directors authorized 5,015,891 stock options to Zivi Nedivi, 1,504,767 stock options to Dale Baker and 324,729 stock options to Michael Bielonko, in each case subject to the effectiveness of the adoption of the Plan.

Outstanding Equity Awards at December 31, 2014

	Option Awards						Stock Awards
	Equity Incentive Plan Awards:						Equity Incentive Plan Awards:
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($) (1)	Number of unearned shares that have not vested (#)	Market or payout value of unearned shares that have not vested ($)
Zivi	—	5,015,891	—	(1)	$0.09	11/21/2024	—	—	—	—
Nedivi

Dale	—	1,504,767	—	(2)	$0.09	11/21/2024	—	—	—	—
Baker

Michael	4,950	19,799	—	(3)	$1.66	1/7/2023	—	—	—	—
Bielonko	—	324,749	—	(4)	$0.09	11/21/2024	—	—	—	—

(1)	These options were granted on November 21, 2014, subject to the effectiveness of the adoption of the Plan, and vest in the following increments: 1,253,973 on 11/21/2015, 2016 and 2017 and 1,253,972 on 11/21/2018.
(2)	These options were granted on November 21, 2014, subject to the effectiveness of the adoption of the Plan, and vest in the following increments: 376,192 on 11/21/2015, 2016 and 2017 and 376,191 on 11/21/2018.
(3)	These options vest in the following increments: 4,950 on 1/1/2014, 2015, 2016 and 2017 and 4,949 on 1/1/2018.
(4)	These options were granted on November 21, 2014, subject to the effectiveness of the adoption of the Plan, and vest in the following increments: 81,187 on 11/21/2015, 2016 and 2017 and 81,188 on 11/21/2018.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2014, certain information as to the equity compensation plan of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares of the Company’s common stock may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	1,150,082	$2.09	(2)	1,106,334
Equity compensation plans not approved by security holders (adopted by security holders February 15, 2015) (3)	2,676,582	$0.09		7,323,418
Total	3,826,664	$0.87		8,429,752

(1) This plan is the Company’s Amended 2009 Omnibus Securities and Incentive Plan.

(2) Weighted Average exercise price of outstanding options; excludes restricted stock.

(3) This is the Company’s 2014 Equity Incentive Plan.

Director Compensation

Our director compensation policy for 2014 was to provide each non-employee director with an option award of 20,000 shares of common stock plus an additional amount as determined by the Compensation Committee of the Board on an individual basis based on an evaluation of a director’s contribution, giving recognition to chairing the Board or various committees. The following options were awarded in 2014: Winston Churchill: 57,500; Yaron Eitan: 97,500; Jason Epstein: 57,500; Andrew Intrater: 50,000; John G. Meyer, Jr.: 165,000; Thomas G. Rebar: 137,500; Ji Ham: 20,000; James Schleck: 20,000 and Michael Barry: 20,000. There were no stock awards made in 2014. No compensation was paid to non-employee directors. All directors are reimbursed for travel and other expenses directly related to activities as directors.

The following table provides compensation information for our non-employee directors for 2014.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Total	Total Number of Option Awards Outstanding at December 31, 2014 (#)
Winston Churchill(2)	—	—	$4,830	$4,830	95,000
Yaron Eitan	—	—	$8,190	$8,190	135,000
Jason Epstein	—	—	$4,830	$4,830	95,000
Andrew Intrater	—	—	$4,200	$4,200	80,000
John G. Meyer, Jr.	—	—	$13,860	$13,860	270,000
Thomas G. Rebar	—	—	$11,550	$11,550	175,000
Michael Barry (3)	—	—	$1,680	$1,680	20,000
James Schleck	—	—	$1,680	$1,680	20,000
Ji Ham	—	—	$1,680	$1,680	20,000

(1)	The amounts reflect the aggregate full grant date fair value of each award computed in accordance with ASC 718, Compensation-Stock Compensation. Assumptions used in the calculation of these amounts are included in Note 20 to our audited financial statements for the year ended December 31, 2014 included in our annual report on Form 10-K for the year ended December 31, 2014.
(2)	On August 6, 2014, Mr. Winston Churchill resigned from the Board of Directors.
(3)	On July 30, 2014, Mr. Michael Barry joined the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the Record Date, certain information as to the stock ownership of (i) each person known by the Company to own beneficially more than five percent of the Company’s Common Stock, (ii) each of the Company’s current directors and those nominees standing for election, (iii) each of the Company’s executive officers, and (iv) the Company’s executive officers and directors as a group. Except otherwise set forth in the notes to the table, the business address of each stockholder is c/o the Company, 910 SE 17th St., Suite 300, Fort Lauderdale, FL 33316. Information provided as to 5% stockholders other than our employees or management is based solely on forms 13D or 13G filed with the Securities and Exchange Commission and subsequent issuances by the Company.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of convertible preferred stock, options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

The applicable percentage of ownership is based on 21,400,244 shares outstanding as of the Record Date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Common Stock
Ji Ham (2)	0	0
Yaron Eitan (3)	1,134,832	5.3%
Jason Epstein (4)	37,500	*
Andrew Intrater (5)	55,277,485	75.8%
John G. Meyer, Jr. (6)	105,915	*
Zivi Nedivi (7)	0	0%
Thomas G. Rebar (8)	212,637	*
James Schleck (9)	14,568,695	40.5%
Michael Barry (10)	14,106,693	39.7%
Dale Baker(11)	0	0%
Michael Bielonko (12)	91,781	*
Cova Small Cap Holdings, LLC (4)(5)(13)	21,779,839	55.2%
Kline Hawkes Pacific Advisors, LLC (14)	2,273,434	10.6%
US VC Partners, L.P.(15)	33,467,646	61.0%
All Directors and Executive Officers as a group (11 persons)	81,981,850	83.3%

*	Less than 1%.

(1)	The business address of each of our current officers and directors is 910 SE 17th St., Suite 300, Fort Lauderdale, FL 33316.

(2)	Excludes shares beneficially owned by US VC Partners, LP (“US VC”), as described in footnote (15). Mr. Ham was appointed to the Board pursuant to the rights granted to US VC under the terms of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, in connection with US VC’s equity investment in the Company consummated on November 19, 2013. Mr. Ham disclaims beneficial ownership of the shares held by US VC.

(3)	Based on information filed by Yaron Eitan from time to time with the Securities and Exchange Commission. Consists of (i) 608,999 shares of common stock held directly, (ii) options to purchase 37,500 shares of common stock held directly, (iii) 483,333 shares of common stock held by Selway Capital, LLC, Mr. Eitan is the Manager of Selway Capital, LLC and (iv) 5,000 shares of common stock held by Mr. Eitan’s child.

(4)	Excludes shares beneficially owned by Cova Small Cap Holdings, LLC (“Cova”), as described in footnote (13). Mr. Epstein directly holds an option to purchase 37,500 shares of our Common Stock; however, pursuant to a privately negotiated agreement with Cova, Mr. Epstein has agreed to transfer ownership of all common stock underlying the stock option to Cova upon exercise of the stock option. Cova is an affiliate of Renova U.S. Management LLC, in which Mr. Epstein serves as a Manager and participates in a profit sharing plan. Mr. Epstein disclaims beneficial ownership of the shares held by Cova.

(5)	Includes shares beneficially owned by Cova, as described in footnote (13), and shares beneficially owned by US VC, as described in footnote (15). Also includes a stock option to purchase 30,000 shares of common stock held of record by Mr. Intrater. Mr. Intrater, as chief executive officer of Cova, may be deemed to beneficially own the securities held by Cova. Mr. Intrater is also the Special Managing Member of US VC Partners Management, LLC, which manages US VC Partners GP, LLC (“GP”), the sole general partner of US VC and, therefore, may be deemed to beneficially own the securities held by US VC. Mr. Intrater disclaims beneficial ownership over the securities held by Cova and US VC, except to the extent of his pecuniary interest therein, if any.

(6)	Consists of options to purchase shares of common stock.

(7)	Gives effect to the cancellation of the Initial Nedivi Option, and does not include shares issuable pursuant to the terms of the Nedivi Option, which are subject to the effectiveness of the adoption of the Plan and the Amendment.

(8)	Consists of: (i) options to purchase 37,500 shares of common stock and (ii) 175,137 shares of common stock.

(9)	Based on information contained in a Schedule 13D/A filed on August 14, 2014, by James Schleck, JFC Technologies, LLC and Bayonet Capital Fund I, LLP. Consists of: (i) 250 shares of common stock held directly by Mr. Schleck; (ii) options to purchase 200,000 shares held by Mr. Schleck that are currently exercisable; (iii) 3,478,943 shares of common stock owned by JFC Technologies, LLC (“JFC”); (iv) 7,318,187 shares of common stock that are issuable to JFC upon the conversion, at the option of JFC, of up to $1 million of the principal amount of a promissory note issued by the Company to JFC, into that number of shares of Series A Preferred Stock equal to the portion of the principal amount being converted divided by the conversion price of $32.50 per share (subject to adjustment based on certain changes in capitalization affecting the Series A Preferred Stock, but currently 30,769 shares of Series A Preferred Stock); and (v) 3,571,315 shares of common stock issuable upon the conversion of 100 shares of Series B Preferred Stock owned by Bayonet Capital Fund I, LLC (“Bayonet”). Mr. Schleck is the Chief Executive Officer of JFC and Bayonet and, as such, may be deemed to beneficially own the securities held by them. Mr. Schleck disclaims beneficial ownership over the securities held by JFC and Bayonet, except to the extent of his pecuniary interest therein, if any.

(10)	Based on information contained in a Form 3 filed on August 7, 2014, by Michael Barry. Consists of shares of common stock issuable upon the conversion of 395 shares of Series B Preferred Stock owned by the Michael G. Barry Irrevocable Trust of 2006, a trust for the benefit of Mrs. Barry and Mr. Barry’s children. Mr. Barry’s spouse is trustee of the trust. Mr. Barry disclaims beneficial ownership of these securities.

(11)	Gives effect to the cancellation of the Initial Baker Option, and does not include shares issuable pursuant to the terms of the Baker Option, which are subject to the effectiveness of the adoption of the Plan and the Amendment.

(12)	Consists of: (i) 86,831 shares of common stock and (ii) options to purchase 24,749 shares of common stock.

(13)	Based on information contained in a Schedule 13D/A filed on August 19, 2014, by Cova, Andrew Intrater, Renova US Holdings Ltd, Columbus Nova Investments IV Ltd, CN Special Opportunity Fund Ltd. and CN Credit Opportunities Fund 2007-1 Ltd. Consists of 3,744,700 shares of common stock and 18,035,139 shares of common stock issuable upon the conversion of 505 shares of Series B Preferred Stock. Cova’s business address is 900 Third Avenue, 19th Floor, New York, NY 10022.

(14)	Based on information contained in a Schedule 13D/A filed on January 22, 2009. Kline Hawkes’ business address is 11726 San Vicente Blvd., Suite 300, Los Angeles, CA 90049.

(15)	Based on information contained in a Schedule 13D/A filed on August 19, 2014, by US VC, US VC Partners Management, LLC and Andrew Intrater. Consists of shares of common stock issuable upon the conversion of 123,077 shares of Series A Preferred Stock. US VC has a number of officers in common with Cova. US VC’s business address is 900 Third Avenue, 19th Floor, New York, NY 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Debt

In 2011, CSP entered into a market-based lease for property in Bound Brook, New Jersey, from Brook Industrial Park, LLC, an entity that is wholly owned by Mr. Schleck, a member of our board. The term of the lease expires on August 31, 2016 (subject to renewal options). The monthly rent payable under the lease was $24,000 from September 1, 2011 through August 2013, and was adjusted to $30,000 per month beginning September 1, 2013 to reflect the changes of average cost per square foot as reported by Newmark Knight and Frank in their 2nd Quarter New Jersey Industrial Market Report, Average Asking Rate for Somerset County.

In December 2012, we incurred an unsecured promissory note in the original principal amount of $2,100,000. On November 19, 2013 the note was amended whereby interest accrues on the principal at the rate of 12% per annum, retroactive to the date of the original note in December 2012.The note is payable in full on the earlier of December 16, 2016 or upon the refinancing of the Company’s existing indebtedness (subject to the availability of at least $5,000,000 in available credit after such repayment). Up to $1 million of the principal amount is convertible, at the option of the holder, into shares of Series A Preferred Stock equal to the amount converted divided by $32.50 (subject to certain adjustments based on changes in capitalization affecting the Series A Preferred Stock). On July 30, 2014, in connection with the financing consummated by us on that date (as described below), we entered into a Consent and Waiver Agreement pursuant to which, among other things, the provisions in the unsecured promissory note that had provided that, upon conversion of the first $499,980 of principal of the note, the holder would receive warrants to purchase the Company’s common stock and warrants to purchase shares of Series A Preferred Stock were deleted. The lender is a related party due to the lender being partially owned by James Schleck, a board member.

July 2014 Financing

On July 30, 2014, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cova Small Cap Holdings, LLC (“Cova”), Michael G. Barry and Bayonet Capital Fund I, LLC (each, an “Investor”) for the purchase by the Investors of an aggregate of 1,000 units of securities of the Company (the “Units”) for an aggregate purchase price of $2.0 million (or $2,000.00 per Unit), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series B Preferred Stock”), and (2) one share of Series C Preferred Stock of the Company, par value $0.001 per share (the “Series C Preferred Stock”). 900 of the Units were sold on July 30, 2014, and the remaining 100 Units were sold on August 4, 2014. $250,000 of the purchase price paid by Cova for its Units was paid by means of the satisfaction and cancellation in full of the indebtedness of the Company to Cova incurred on July 10, 2014, in the original principal amount of $250,000.

The shares of Series B Preferred Stock have the rights and preferences set forth in the Certificate of Designation of Series B Convertible Preferred Stock which was filed by the Company with the Secretary of State of the State of Delaware on July 30, 2014 (the “Series B Certificate of Designation”). Pursuant to the Series B Certificate of Designation, each share of Series B Preferred Stock ranks senior to the Company’s common stock (the “Common Stock”) and the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company. Upon the Company’s liquidation, sale to or merger with another corporation or other “Change of Control” (as such term is defined in the Series B Certificate of Designation), each share of Series B Preferred Stock would be entitled to a liquidation preference in an amount equal to the amount per share that would have been payable had all shares of Series B Preferred Stock been converted into Common Stock immediately prior to such event in accordance with the terms of the Series B Certificate of Designation, excluding for purposes of such calculation the liquidation preference payable to the holders of Series A Preferred Stock. Holders of the Series B Preferred Stock are entitled to convert at any time all or any portion of the shares of Series B Preferred Stock into a number of shares of Common Stock initially equal to 35,713.147 shares of Common Stock per share of Series B Preferred Stock (the “Conversion Number”), such that the 1,000 shares of Series B Preferred Stock issued pursuant to the Purchase Agreement will initially be convertible into a number of shares of Common Stock representing approximately 40% of the total number of shares of Common Stock outstanding, calculated on a fully-diluted basis, assuming the conversion of all outstanding shares of Series A Preferred Stock and Series B Preferred Stock. The Conversion Number is subject to customary adjustments, including for dividends, stock splits and other reorganizations affecting the Common Stock. In addition, the Conversion Number is subject to anti-dilution protections such that, subject to certain exceptions, if the Company issues or sells shares of Common Stock or other equity securities for no consideration or for consideration that is based on an equity valuation of the Company of less than $2 million in the aggregate, the Conversion Number will be increased to a number such that the Series B Preferred Stock will continue to be exercisable for 40% of the total number of shares of Common Stock outstanding, calculated on a fully-diluted, as-converted basis. Each share of Series B Preferred Stock will automatically convert into shares of Common Stock on the tenth anniversary of its original issuance date, at the then-current Conversion Number. Each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which such share is convertible and will be entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration.

The shares of Series C Preferred Stock have the rights and preferences set forth in the Certificate of Designation of Series C Preferred Stock which was filed by the Company with the Secretary of State of the State of Delaware on July 30, 2014 (the “Series C Certificate of Designation”). Pursuant to the Series C Certificate of Designation, each share of Series C Preferred Stock ranks senior to the Common Stock, the Series A Preferred Stock and the Series B Preferred Stock with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company. Upon the Company’s liquidation, sale to or merger with another corporation or other “Change of Control” (as such term is defined in the Series C Certificate of Designation), each share of Series C Preferred Stock would be entitled to a liquidation preference equal to the greater of (1) $3,000 per share or (2) $2,000 per share plus any accrued but unpaid dividends, in each case subject to customary adjustments as set forth in the Series C Certificate of Designation (the “Liquidation Value”). Holders of the Series C Preferred Stock are entitled to cumulative quarterly dividends at a rate of 12% per annum, calculated based on an assumed price of $2,000 per share, payable in cash or in kind; provided that to the extent not paid in cash or by issuance of additional shares of Series C Preferred Stock on the last day of each calendar quarter (a “Dividend Payment Date”), all accrued dividends on any outstanding shares of Series C Preferred Stock shall accumulate and compound. In the event the Company has not paid in cash or by the issuance of additional shares of Series C Preferred Stock all accrued dividends on a Dividend Payment Date, at the election of holders of at least 75% of the outstanding shares of Series C Preferred Stock (the “Requisite Holders”), all such dividends accruing on the shares of Series C Preferred Stock will be paid in shares of Series C Preferred Stock. From and after the fifth anniversary of the issuance of the shares of Series C Preferred Stock, the Requisite Holders will have the right to elect to cause the Company to redeem, out of funds legally available therefore, all but not less than all of the then outstanding shares of Series C Preferred Stock, for a price per share equal to the Liquidation Value for such shares. In addition, the Company has the right to redeem at any time, out of funds legally available therefor, all or any portion of the then outstanding shares of Series C Preferred Stock, for a price per share equal to the Liquidation Value for such shares. The Series C Preferred Stock is not convertible into Common Stock or other securities of the Company, and does not have any voting rights.

Pursuant to the terms of the Purchase Agreement, each of Cova and Mr. Barry will have the right, until such time as its or his “Purchaser Threshold Date” (as defined below), to nominate one individual to the Company’s board of directors (the “Board”); provided that Cova, together with its affiliates, shall not have the right to nominate, appoint or elect a total of more than three individuals to the Board, pursuant to the Purchase Agreement and any other agreements or other instruments currently in existence (including the Restated Series A Certificate of Designation, as defined below). “Purchaser Threshold Date” means (1) prior to the date that the Series C Preferred Stock is redeemed in full by the Company in accordance with the terms of the Series C Certificate of Designation, the earlier of the date upon which the applicable Investor (together with its affiliates) holds less than 25% of the shares of Series C Preferred Stock purchased by such Investor at the Closing (as defined below) or 10% of the outstanding Common Stock (on a fully-diluted, as-if converted basis), and (2) after the date that the Series C Preferred Stock is so redeemed in full by the Company, the date upon which the applicable Investor (together with its affiliates) holds less than 10% of the outstanding Common Stock (on a fully-diluted, as-if converted basis). On July 30, 2014, Mr. Barry was appointed to the Board, to fill the previously-existing vacancy on the Board, pursuant to this provision.

In connection with the closing of the sale of Units pursuant to the Purchase Agreement (the “Closing”), the Company, US VC Partners, L.P. (the “Series A Investor”) and JFC Technologies, LLC (“JFC”) entered into a Consent and Waiver Agreement (the “Consent Agreement”) pursuant to which, among other things, the Series A Investor provided certain consents and waived certain rights under the documents related to its acquisition of shares of Series A Preferred Stock (the “Series A Financing”), in order to facilitate the sale of Units pursuant to the Purchase Agreement. In addition, the Series A Investor agreed to the termination of all of the warrants issued to it in connection with the Series A Financing, and JFC agreed to amend the amended and restated promissory note, dated November 19, 2013, between the Company and JFC, in the original principal amount of $2,100,000, as described above.

Also in connection with the Closing, the Certificate of Designation of the Series A Preferred Stock was amended and restated to modify the rights and preferences of the Series A Preferred Stock, as set forth in the Amended and Restated Certificate of Designation of the Series A Preferred Stock which was filed by the Company with the Secretary of State of the State of Delaware on July 30, 2014 (the “Restated Series A Certificate of Designation”). Among other things, the Restated Series A Certificate of Designation (1) reduced the number of authorized shares of Series A Preferred Stock from 800,000 to 300,000, (2) reduced the “Conversion Price” applicable to the Series A Preferred Stock from $0.65 per share to $0.13664587 per share, (3) removed all references to the warrants originally issued by the Company in connection with the issuance of the shares of Series A Preferred Stock, (4) increased the threshold of shares of Common Stock which the Series A Investor must continue to hold for the holders of Series A Preferred Stock to retain the right to elect to the Board one or more representatives, from 5% of the Common Stock deemed outstanding (on a fully diluted, as-if converted basis) to 10%, and (5) modified the dividend provisions of the Series A Preferred Stock to provide that dividends may only be paid on the Series A Preferred Stock in cash if cash dividends are also paid on the outstanding shares of Series C Preferred Stock on the same Dividend Payment Date.

Also on July 30, 2014 and in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors pursuant to which the Company granted four long-form registrations and unlimited piggy-back registrations to the Investors, subject to certain limitations as set forth in the Registration Rights Agreement, to register the resale of the shares of Common Stock issuable upon conversion of the Series B Preferred Stock.

Mr. Barry assigned his right to receive the shares of Series B Preferred Stock under the Purchase Agreement to the Michael G. Barry Irrevocable Trust of 2006 (the “Barry Trust”), a trust of which Mr. Barry’s wife serves as the trustee. Accordingly, the Company issued the shares of Series B Preferred Stock otherwise issuable to Mr. Barry under the Purchase Agreement to the Barry Trust, and the Barry Trust signed a joinder to the Purchase Agreement and Registration Rights Agreement.

Cova is a significant stockholder of the Company. Two members of the Board are affiliated with, and designees of, Cova (and a third member of the Board is a designee of the Series A Investor, an entity with which Cova has a number of officers in common). Both Bayonet Capital Fund I, LLC and JFC are controlled by James G. Schleck, a member of the Company’s board of directors (and JFC is also a significant stockholder of the Company).

Management Agreement with Board Member

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

The agreement stipulates that these services would be performed by Yaron Eitan, an employee of Selway and a member of our Board of Directors, with assistance, as needed, from other employees of Selway. The initial agreement, which expired on October 1, 2012, was extended through December 31, 2013. Subsequently a new agreement was entered into that was to expire on December 31, 2015. Under that agreement, we indemnified Selway and Selway indemnified us against certain losses that could be incurred while carrying out its obligations under the agreement. Selway’s compensation for these services was $11,000 per month. We also reimbursed Selway for costs incurred specifically on our behalf for these services. The agreement was terminated effective March 31, 2014.

It is the Company’s policy to not enter any transaction (other than compensation arrangements in the ordinary course) with any director, executive officer, employee, or principal stockholder or party related to them, unless authorized by a majority of the directors having no interest in the transaction, upon a favorable recommendation by the Audit Committee (or a majority of its disinterested members).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP audited our consolidated financial statements for the years ended December 31, 2014 and 2013. BDO USA, LLP is our principal accountant as of December 31, 2014.

The following table sets forth the aggregate fees billed by BDO USA, LLP for professional services rendered during the fiscal years ended December 31, 2014 and 2013:

	2014	2013
Audit fees (1)	$259,092	$331,900
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$259,092	$331,900

(1)	Audit fees were primarily related to our financial statement audits, related quarterly reviews and review of various SEC Forms filed during the period.

(2)	There were no fees for audit-related services provided during the period from either firm.

(3)	There were no tax related services provided during the period from either firm.

(4)	There were no other services provided during the period from either firm.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   (1)     Financial statements filed as part of this report

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)     Financial statement schedule filed as part of this report

Schedule II – Valuation and Qualifying Accounts

(b)          Exhibits

Exhibit
Number		Description
2.1	(1)	Stock Purchase Agreement dated February 14, 2008 by and among Vector Intersect Acquisition Corporation, as the Parent, Cyalume Acquisition Corp., a Delaware corporation, as the Purchaser, Cyalume Technologies, Inc. and GMS Acquisition Partners Holdings, LLC
2.2	(2)	Amendment No. 1 to Stock Purchase Agreement, dated October 22, 2008
2.3	(3)	Amendment No. 2 to Stock Purchase Agreement, dated December 17, 2008
2.4	(3)	Amendment No. 3 to Stock Purchase Agreement, dated December 18, 2008
3.1	(3)	Fifth Amended and Restated Certificate of Incorporation
3.2	(4)	By-laws
3.3	(22)	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 30, 2014. (3.1)
3.4	(19)	Warrant to Purchase Common Stock, dated November 19, 2013, issued to the Investor. (3.2)
3.5	(19)	Warrant to Purchase Series A Preferred Stock, dated November 19, 2013, issued to the Investor. (3.3)
3.6	(19)	Second Amended and Restated Warrant to Purchase Common Stock, dated November 19, 2013, issued to Granite Creek FlexCap I, L.P. (3.4)
3.7	(19)	Second Amended and Restated Warrant to Purchase Common Stock, dated November 19, 2013, issued to Patriot Capital II, LP. (3.5)
3.8	(19)	Warrant to Purchase Common Stock, dated November 19, 2013, issued to JFC. (3.6)
3.9	(22)	Certificate of Designation of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 30, 2014. (3.2)
3.10	(22)	Certificate of Designation of Series C Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 30, 2014. (3.3)
4.1	(4)	Specimen Common Stock Certificate
4.2	(4)	Specimen Unit Certificate
4.3	(4)	Specimen Warrant Certificate
4.4	(4)	Form of Unit Purchase Option to be granted to the representative
4.5	(8)	Registration Rights Agreement dated March 18, 2011
4.6	(14)	Stock Option Agreement between Cyalume Technologies Holdings, Inc. and East Shore Ventures, LLC (4.1)
4.7	(14)	Stock Option Agreement between Cyalume Technologies Holdings, Inc. and Dale S. Baker (4.2)
10.1	(4)	Form of Stock Escrow Agreement among the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders
10.2	(4)	Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and the Private Placement Purchasers
10.3	(5)	Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan
10.4	(6)	Share Purchase Agreement dated March 18, 2011
10.5	(7)	Amendment No. 1 to the Employee Agreement of Derek Dunaway dated May 9, 2011
10.6	(7)	Amendment No. 1 to the Employee Agreement of Edgar E. Cranor dated May 9, 2011
10.7	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Rodman Principal Investments, LLC dated June 30, 2011 (10.1)
10.8	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Winston Churchill dated July 7, 2011 (10.2)
10.9	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Thomas Rebar dated July 7, 2011 (10.3)
10.10	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Wayne Weisman dated July 7, 2011 (10.4)
10.11	(9)	Amendment No. 2 to the Employee Agreement of Derek Dunaway (10.5)
10.12	(9)	Amendment No. 1 to the Employee Agreement of Michael Bielonko (10.6)
10.13	(9)	Amendment No. 2 to the Employee Agreement of Edgar E. Cranor (10.7)
10.14	(9)	Asset Purchase Agreement dated August 31, 2011 among Cyalume Technologies Holdings, Inc., Cyalume Specialty Products, Inc., JFC Technologies, LLC and Selling Members of Seller (10.8)
10.15	(9)	Registration Rights Agreement between Cyalume Technologies Holdings, Inc., James G. Schleck, James R. Schleck, Jame Fine Chemical, Inc., and JFC Technologies, LLC dated as of August 31, 2011 (10.9)
10.16	(9)	Lease Agreement between Brook Industrial Park, LLC and Cyalume Specialty Products, Inc. (10.10)
10.17	(10)	Stock Purchase Agreement dated December 22, 2011 among Cyalume Technologies Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., and Antonio Colon (10.27)

10.18	(10)	Registration Rights Agreement, dated as of December 22, 2011, between Cyalume Technologies Holdings, Inc., and Antonio Colon (10.28)
10.19	(10)	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement between Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., Cyalume Realty, Inc., Cyalume Specialty Products, Inc. and TD Bank, N.A. dated March 30, 2012 (10.30)
10.20	(10)	Second Amendment to Subordinated Loan Agreement between Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., Cyalume Realty, Inc., Cyalume Specialty Products, Inc., Granite Creek Partners Agent, LLC, Granite Creek Flexcap I, L.P. and Patriot Capital II, L.P. dated March 30, 2012 (10.31)
10.21	(11)	Services Agreement by and among the Company, Cyalume Technologies, Inc. and East Shore Ventures, LLC dated as of April 2, 2012 (10.1)
10.22	(11)	Inducement Agreement by and between East Shore Ventures, LLC and Zivi Nedivi (10.2)
10.23	(11)	Separation Agreement and General Release by and between Cyalume Technologies, Inc. and Derek Dunaway effective as of April 2, 2012 (10.3)
10.24	(12)	Amended and Restated Employment Agreement of Michael Bielonko, Chief Financial Officer, Cyalume Technologies, Inc. (10.1)
10.25	(12)	Separation and Release Agreement between Monte L. Pickens and Cyalume Technologies, Inc. (10.2)
10.26	(13)	Employment Agreement between Daniel S. Baker and Cyalume Technologies, Inc. effective September 10, 2012 (10.1)
10.27	(14)	Amendment No. 1 to Services Agreement dated September 10, 2012 between Cyalume Technologies Holdings, Inc., Cyalume Technologies, Inc., and East Shore Ventures, LLC (10.1)
10.28	(15)	Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement effective December 28, 2012 with TD Bank, N.A. (10.1)
10.29	(15)	Third Amendment to Subordinated Loan Agreement effective December 28, 2012 with Granite Creek Flexcap I, L.P. and Patriot Capital II, L.P., and Granite Creek Partners Agent, L.L.C (10.2)
10.30	(16)	Amendment Agreement dated December 27, 2012 by and among the Cyalume Technologies Holdings, Inc., Cyalume Specialty Products, Inc., JFC Technologies, LLC and James G. Schleck (10.1)
10.31	(16)	Unsecured Promissory Note dated December 31, 2012 with JFC Technologies, LLC (10.2)
10.32	(17)	Employment Agreement, effective as of November 1, 2011, between Cyalume Specialty Products, Inc. and James G. Schleck (10.3)
10.33	(17)	First Amendment to Employment Agreement, dated December 27, 2012, between Cyalume Specialty Products, Inc. and James G. Schleck (10.4)
10.36	(19)	Securities Purchase Agreement, dated November 19, 2013, between the Company and the Investor. (10.1)
10.37	(19)	Registration Rights Agreement, dated November 19, 2013, between the Company and the Investor. (10.2)
10.38	(19)	Release and Escrow Agreement, dated November 19, 2013, among the Company, CTI, Cova and the Investor. (10.3)
10.39	(19)	Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated November 19, 2013. (10.4)
10.40	(19)	Fourth Amendment to Subordinated Loan Agreement, dated November 19, 2013. (10.5)
10.41	(19)	Amended and Restated Promissory Note, dated November 19, 2013. (10.6)
10.42	(20)	Separation and Release Agreement, dated December 31, 2013, between Cyalume Specialty Products, Inc. and James G. Schleck. (10.42)
10.43	(20)	Consulting Agreement, dated December 31, 2013, between Cyalume Specialty Products, Inc. and James G. Schleck. (10.43)
10.44	(21)	Amendment to Consulting Agreement between Cyalume Specialty Products, Inc. and James G. Schleck. (10.1)
10.45	(22)	Securities Purchase Agreement, dated July 30, 2014. (10.1)
10.46	(22)	Registration Rights Agreement, dated July 30, 2014. (10.2)
10.47	(22)	Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Limited Consent and Waiver, dated July 30, 2014. (10.3)
10.48	(22)	Amendment No. 1 to Amended and Restated Promissory Note, dated July 30, 2014. (10.4)
10.49	(22)	Consent and Waiver Agreement, dated July 30, 2014. (10.5)
10.50	(23)	Confidential Settlement Agreement and Mutual Release dated July 10. 2014. (10.1)
10.51	(24)	2014 Equity Incentive Plan.
14.1	(10)	Code of Conduct and Ethics (14.1)
16.1	(18)	Letter from CCR LLP
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of BDO USA, LLP
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Database
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Current Report on Form 8-K dated February 14, 2008 and filed with the Commission February 21, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K dated October 22, 2008 and filed with the Commission November 4, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K dated December 17, 2008 and filed with the Commission December 23, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-127644) filed August 18, 2005.
(5)	Incorporated by reference to Exhibit A of the definitive Proxy Statement filed with the Commission April 30, 2009 pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

(6)	Incorporated by reference to the Current Report on Form 8-K dated March 18, 2011 and filed with the Commission March 21, 2011.
(7)	Incorporated by reference to our Form 10-Q dated June 30, 2011 and filed with the Commission August 10, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(8)	Incorporated by reference to the Current Report on Form 8-K dated June 30, 2011 and filed with the Commission July 7, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(9)	Incorporated by reference to our Form 10-Q dated September 30, 2011 and filed with the Commission November 14, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(10)	Incorporated by reference to our Form 10-K dated December 31, 2012 and filed with the Commission April 16, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.
(11)	Incorporated by reference to the Current Report on Form 8-K dated March 30, 2012 and filed with the Commission April 5, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(12)	Incorporated by reference to the Current Report on Form 8-K dated April 19, 2012 and filed with the Commission April 25, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(13)	Incorporated by reference to the Current Report on Form 8-K dated July 19, 2012 and filed with the Commission July 25, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(14)	Incorporated by reference to the Current Report on Form 8-K dated September 10, 2012 and filed with the Commission September 12, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(15)	Incorporated by reference to the Current Report on Form 8-K dated December 20, 2012 and filed with the Commission December 31, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(16)	Incorporated by reference to the Current Report on Form 8-K dated December 27, 2012 and filed with the Commission January 2, 2013. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(17)	Incorporated by reference to the Current Report on Form 8-K dated December 31, 2012 and filed with the Commission January 7, 2013. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(18)	Incorporated by reference to the Current Report on Form 8-K dated November 28, 2011 and filed with the Commission December 2, 2011.
(19)	Incorporated by reference to the Current Report on Form 8-K dated November 22, 2013 and filed with the Commission on that date. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(20)	Incorporated by reference to our Form 10-K dated December 31, 2014 and filed with the Commission on April 15, 2014. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.
(21)	Incorporated by reference to our Form 10-Q dated March 31, 2014 and filed with the Commission on May 20, 2014. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(22)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 5, 2014. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(23)	Incorporated by reference to our Form 10-Q dated June 30, 2014 and filed with the Commission on August 14, 2014. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(24)	Incorporated by reference to Exhibit B to our definitive information statement on Schedule 14C filed with the Commission on January 26, 2015.

*	Filed herewith.

INDEX TO FINANCIAL STATEMENTS

Cyalume Technologies Holdings, Inc.

Years ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyalume Technologies Holdings, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Cyalume Technologies Holdings, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyalume Technologies Holdings, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ BDO USA LLP

Boston, Massachusetts

March 31, 2015

Cyalume Technologies Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except shares and per share information)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash	$2,358	$865
Accounts receivable, net of allowance for doubtful accounts of $22 and $44, respectively	3,622	3,788
Inventories, net	7,826	10,782
Income taxes refundable	0	163
Deferred income taxes - current	0	3,847
Prepaid expenses and other current assets	648	463
Total current assets	14,454	19,908

Property, plant and equipment, net	7,120	8,001
Goodwill	7,992	7,992
Other intangible assets, net	6,591	17,948
Other noncurrent assets	18	465
Total assets	$36,175	$54,314
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,050	$1,600
Current portion of notes payable	5,775	1,925
Accounts payable	2,144	6,182
Accrued expenses	2,690	2,059
Deferred revenue and deferred rent	181	80
Income taxes payable	644	97
Current portion of capital lease obligation	7	15
Warrants liability	25	6,373
Legal obligation	0	3,986
Other current liabilities	0	242
Total current liabilities	13,516	22,559

Notes payable, net of current portion	10,214	14,969
Note payable due to related parties	2,100	2,100
Deferred income taxes	430	3,847
Asset retirement obligation	204	194
Capital lease obligation, net of current portion	0	7
Legal obligation, noncurrent	2,781	0
Other noncurrent liabilities, net of current portion	78	79
Total liabilities	29,323	43,755
Commitments and contingencies (Note 18)

Series C preferred stock, $0.001 par value; 1,000,000 shares of preferred stock authorized; 1,000 shares issued and outstanding at December 31, 2014	2,103	0
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 123,077 shares issued and outstanding at December 31, 2014 and 2013	4,564	4,055

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value; 1,000,000 shares of preferred stock authorized; 1,000 shares issued and outstanding at December 31, 2014	1,401	0
Common stock, $0.001 par value; 100,000,000 shares authorized; 21,400,244 and 20,738,260 issued and outstanding at December 31, 2014 and 2013, respectively	21	21
Additional paid-in capital	103,014	102,575
Accumulated deficit	(103,590)	(95,874)
Accumulated other comprehensive loss	(661)	(218)
Total stockholders’ equity	185	6,504
Total liabilities and stockholders' equity	$36,175	$54,314

  The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except shares and per share information)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2014	2013
Revenues	$33,322	$31,760
Cost of revenues	19,392	17,957
Gross profit	13,930	13,803

Other expenses (income):
Sales and marketing	3,395	4,903
General and administrative	5,662	11,404
Research and development	1,506	1,864
Interest expense, net	2,086	2,310
Interest expense – related party	356	297
Amortization of intangible assets	1,812	1,796
Uncollectible receivable – related party	0	3,862
Impairment loss on intangible assets	9,580	875
Impairment loss on goodwill	0	168
Legal settlement	0	2,048
Change in fair value of contingent consideration	0	242
Change in fair value of warrants liability	(4,852)	525
Loss on extinguishment of debt – related party	527	2,142
Other expenses (income), net	336	58
Total other expenses	20,408	32,494

Loss before income taxes	(6,478)	(18,691)
Provision for (benefit from) income taxes	1,238	(3,038)
Net loss	$(7,716)	$(15,653)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(443)	$200
Unrealized gain on cash flow hedges, net of taxes of $0 and $(59), respectively	0	97
Other comprehensive (loss) income	(443)	297
Comprehensive loss	$(8,159)	$(15,356)

Net loss	$(7,716)	$(15,653)
Series A convertible preferred stock dividends	(509)	(55)
Series C preferred stock dividends	(103)	0
Series A deemed dividend	(2,422)	(5,553)
Series B deemed dividend	(1,098)	0
Series C deemed dividend	(1,401)	0
Loss available to common stockholders – basic and diluted	$(13,249)	$(21,261)

Loss per common share:
Basic and diluted	$(0.62)	$(1.03)

Weighted average shares used to compute net loss per common share:
Basic and diluted	21,294,432	20,714,531

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except shares)

	Series A Preferred Stock		Series C Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2012	0	$0	0	$0	0	$0	20,738,260	$21	$105,990	$(80,221)	$(515)	$25,275
Proceeds received from issuance of Series A convertible preferred stock	123,077	4,000	0	0	0	0	0	0	0	0	0	0
Series A convertible preferred stock issuance costs	0	0	0	0	0	0	0	0	(647)	0	0	(647)
Dividends accrued on Series A convertible preferred stock	0	55	0	0	0	0	0	0	(55)	0	0	(55)
Deemed dividend on Series A convertible preferred stock	0	4,000	0	0	0	0	0	0	(4,000)	0	0	(4,000)
Excess of common warrant and preferred warrant fair value	0	(4,000)	0	0	0	0	0	0	(1,553)	0	0	(1,553)
Fair value of amended related party note over note face value	0	0	0	0	0	0	0	0	2,067	0	0	2,067
Share-based compensation	0	0	0	0	0	0	0	0	773	0	0	773
Net loss	0	0	0	0	0	0	0	0	0	(15,653)	0	(15,653)
Other comprehensive income	0	0	0	0	0	0	0	0	0	0	297	297
Balance at December 31, 2013	123,077	4,055	0	0	0	0	20,738,260	21	102,575	(95,874)	(218)	6,504
Proceeds received from issuance of Series C preferred stock	0	0	1,000	1,000	0	0	0	0	0	0	0	0
Proceeds received from issuance of Series B convertible preferred stock	0	0	0	0	1,000	1,000	0	0	0	0	0	1,000
Series A, B and C allocation of fair value	0	0	0	(401)	0	401	0	0	0	0	0	401
Series A, B and C preferred stock issuance costs	0	0	0	0	0	0	0	0	(321)	0	0	(321)
Dividends accrued on Series A and Series C preferred stock	0	509	0	103	0	0	0	0	(612)	0	0	(612)
Reversal of forfeited restricted awards	0	0	0	0	0	0	(3,333)	0	0	0	0	0
Warrants amended in connection with refinancing	0	0	0	0	0	0	0	0	(72)	0	0	(72)
Common stock issuance - payment of contingent consideration liability	0	0	0	0	0	0	350,000	0	241	0	0	241
Shares issued to related party	0	0	0	0	0	0	242,308	0	157	0	0	157
Shares issued – warrant exercise	0	0	0	0	0	0	73,009	0	45	0	0	45
Excess of Amended JFC Note fair value over face value	0	0	0	0	0	0	0	0	483	0	0	483
Termination of USVC common and preferred warrants	0	0	0	0	0	0	0	0	1,525	0	0	1,525
Series C deemed dividends	0	0	0	1,401	0	0	0	0	(1,401)	0	0	(1,401)
Share-based compensation	0	0	0	0	0	0	0	0	394	0	0	394

Net loss	0	0	0	0	0	0	0	0	0	(7,716)	0	(7,716)

Other comprehensive loss	0	0	0	0	0	0	0	0	0	0	(443)	(443)
Balance at December 31, 2014	123,077	$4,564	1,000	$2,103	1,000	$1,401	21,400,244	$21	$103,014	$(103,590)	$(661)	$185

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,716)	$(15,653)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,367	1,387
Amortization of intangible assets, debt issuance costs and debt discount	2,050	2,429
Provision for (benefit) from deferred income taxes	430	(3,328)
Share-based compensation expense	394	773
Impairment loss on intangible assets	9,580	875
Impairment loss on goodwill	0	168
Change in fair value of contingent consideration	0	242
Change in fair value of derivatives	0	(14)
Change in fair value of warrants liability	(4,852)	525
Non-cash interest expense	1,017	159
Legal settlement	0	2,038
Uncollectible receivable – related party	0	3,862
Loss on extinguishment of debt – related party	527	2,142
Other non-cash expenses	69	127
Changes in operating assets and liabilities:
Accounts receivable	112	212
Inventories	2,818	(1,124)
Prepaid expenses and other current assets	157	12
Accounts payable and accrued liabilities	(3,347)	2,115
Accrued interest on note payable to related party	252	252
Deferred revenue and deferred rent	101	80
Income taxes payable	723	114
Net cash provided by (used in) operating activities	3,682	(2,607)

Cash flows from investing activities:
Purchases of long-lived assets	(664)	(813)
Payments for intangibles	(172)	(370)
Proceeds from disposal of long-lived assets	0	18
Net cash used in investing activities	(836)	(1,165)

Cash flows from financing activities:
Net proceeds from line of credit	450	1,600
Principal payments on notes payable	(1,912)	(2,621)
Payments of debt issuance and deferred financing costs	(21)	(163)
Proceeds received from issuance of preferred stock	2,000	4,000
Payment of preferred stock issuance costs	(321)	(647)
Proceeds received from warrant exercise	1	0
Payment in connection with legal settlement agreements	(1,465)	(275)
Principal payments on capital lease obligations	(15)	(14)
Net cash (used in) provided by financing activities	(1,283)	1,880

Effect of exchange rate changes on cash	(70)	62
Net increase (decrease) in cash	1,493	(1,830)
Cash, beginning of period	865	2,695
Cash, end of period	$2,358	$865

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

1.	BACKGROUND AND DESCRIPTION OF BUSINESS

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

CRI previously owned land located in Colorado Springs, Colorado. The land was transferred in connection with a 2013 legal settlement (see Note 18) and therefore, this subsidiary no longer has any activity.

CTS provides its customers with battlefield effects simulation products while its services include planning and implementing tactical training exercises simulating real-world experiences. These products allow military and law enforcement professionals to maintain operational readiness through safe, live training and hands-on situational exercises.

Our business is managed and financial results are reported as one segment. The CEO, who is the chief operating decision maker, focuses on consolidated results to make strategic and tactical decisions. Our one operating segment consists of three reporting units: Chemical Light (the operations of CTI, CTS and CTSAS), Specialty Products (the operations of CSP) and Other (the operations of CRI and the parent company Cyalume Technologies Holdings, Inc.).

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the years ended December 31, 2014 and 2013, the Company had net losses of approximately $7.7 million and $15.7 million, respectively, and generated approximately $3.7 million of cash from its operations for the year ended December 31, 2014. The Company used approximately $2.6 million in cash flow for operating activities for the year ended December 31, 2013. As of December 31, 2014 and 2013, the Company had an accumulated deficit of approximately $103.6 million and $95.9 million, respectively, and total stockholders’ equity of $0.2 million and $6.5 million, respectively. The Company’s unrestricted cash balance was approximately $2.4 million at December 31, 2014.

Due to uncertainty about the Company’s ability to meet its current debt obligations, in their report on our annual financial statements for the year ended December 31, 2014, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

There can be no assurances that the Company will be successful in raising adequate additional financial support. If not, the Company would be required to reduce operations. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company performs a traditional two-step process for assessing goodwill for impairment annually. The first step of the two-step process requires a comparison of estimated fair value for each reporting unit versus the carrying or book value. If the carrying value exceeds fair value, further analysis (step 2 of the two-step process) is required to determine the amount, if any, that goodwill is impaired. Fair value is determined using a discounted cash flow analysis.

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

Useful lives
Patents and developed technologies	(1)
Purchased customer relationships	9 – 13 years
Trademarks and trade names	(2)
Non-compete agreements	5 years

(1)	Each patent has its own legal expiration date and, therefore, its own useful life. Generally, our patents’ legal lives begin when the related patent application is filed with the relevant government authority and ends 20 years thereafter. Amortization on patent costs begins when the relevant government authority approves the related patent. Patents that have been recorded as of December 31, 2014 are expected to expire by 2034. Impairment charges, if any, are recorded in the period in which the impairment is determined. An intangible impairment loss on patents of approximately $5.3 million was recorded during 2014 (see Note 3).

(2)	Trademarks and trade names of CTI are deemed to have a useful life of 15 years. CTI’s trademarks and trade names are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. Impairment charges, if any, are recorded in the period in which the impairment is determined. An intangible impairment loss on trade names of approximately $4.3 million was recorded during 2014 (see Note 3).

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

Derivatives

Derivatives are recorded at their fair value as of the balance sheet date. If a derivative qualifies for “hedge accounting” under U.S. GAAP and has been designated as a hedge by us, then the “effectively hedged” portion is recorded, as defined by U.S. GAAP, of changes in such derivatives’ fair value in accumulated other comprehensive loss, which is a component of our stockholders’ equity. The Company records (i) ineffectively hedged portions of such changes in fair value or (ii) changes in the fair value of derivatives not designated as a hedge in our consolidated statement of comprehensive loss in the period the change occurred. On the consolidated statement of cash flows, cash flows from derivative instruments accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged.

Warrants Liability

The Company uses fair values as determined by significant unobservable inputs. These estimated values are significant inputs into the Monte Carlo simulation method and the Black Scholes pricing model used to calculate the estimated fair value of common warrants and preferred warrants potentially settleable in cash, which are recorded as warrants liability. The estimated fair value of the common warrants and the preferred warrants are determined at each balance sheet date and the change in the estimated fair value of the warrants is reflected within the Company’s statements of comprehensive loss. Certain common and preferred warrants were terminated on July 30, 2014 (see Note 19).

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

Shipping and Handling Costs

Outbound shipping and handling costs are included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income (loss). These costs were approximately $358,000 and $423,000 for the years ended December 31, 2014 and 2013, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income (loss). Advertising expense was $151,000 and $215,000 for the years ended December 31, 2014 and 2013, respectively.

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

Research and Development

The Company has research and development groups with full-time chemists and engineers at both the West Springfield and Bound Brook facilities. The research and development groups are focused on maintaining quality of existing products, developing improvements to existing products, and developing new technologies and products with viable commercial applications. Research and development costs are expensed as incurred.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of December 31, 2014 or 2013.

Interest on tax deficiencies is classified as interest expense and income tax penalties are classified as other expense.

In February 2012, an IRS audit was completed of the Company’s tax returns for the years 2008 and 2009. There were no adjustments to those tax returns. Tax returns filed for the years 2010, 2011, 2012 and 2013 are still open for audit and the 2013 tax return has been selected for examination by the IRS. The tax return for 2014 is expected to be filed under a filing extension prior to September 15, 2015.

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of (i) shares issuable upon the exercise of warrants and options (using the “treasury stock” method), (ii) unvested restricted stock awards (using the “treasury stock” method) and (iii) shares issuable upon conversion of convertible notes and convertible preferred stock using the “if-converted” method.

	(in thousands, except shares and per share information)
	Year Ended December 31,
	2014	2013
Numerator (in thousands):
Net loss	$(7,716)	$(15,653)
Series A convertible preferred stock dividends	(509)	(55)
Series C preferred stock dividends	(103)	0
Series A deemed dividend	(2,422)	(5,553)
Series B deemed dividend	(1,098)	0
Series C deemed dividend	(1,401)	0
Loss available to common stockholders – basic and diluted	$(13,249)	$(21,261)

Denominator:
Weighted average shares outstanding – basic and diluted	21,294,432	20,714,531

Loss per common share:
Basic and diluted loss per common share	$(0.62)	$(1.03)

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Year Ended December 31,
	2014	2013
Options	10,347,322	2,852,186
Series A convertible preferred stock	33,401,765	6,153,850
Series B convertible preferred stock	35,713,147	0
Amended related party note	3,997,074	1,538,450
Convertible notes payable	2,666,667	2,666,667
Warrants	455,514	528,523
Restricted stock awards	0	34,266

A preferred warrant convertible into 123,077 shares of Series A preferred stock was only exercisable if 2014 earnings fell below a certain threshold. The 123,077 shares of Series A preferred stock would have been convertible into 6,153,850 shares of the Company’s common stock. The preferred warrant was terminated on July 30, 2014. The underlying 6,153,850 common shares issuable upon conversion of the Series A preferred stock relating to the preferred warrant were not included in the computation of diluted loss per common share for the years ended December 31, 2014 and 2013.

In connection with the issuance of the Company's Series A preferred stock, warrants to purchase a total of 528,523 shares of the Company's common stock were issued. If the preferred warrant became exercisable, the warrant shares pursuant to the warrants would have been increased by 174,404. The preferred warrant was terminated on July 30, 2014. The 174,404 contingently issuable warrant shares were not included in the computation of diluted loss per common share for the years ended December 31, 2014 and 2013.

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

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (“ASU 2013-11”) to clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carry-forward, a similar tax loss, or a tax credit carry-forward, with some allowed exceptions. ASU 2013-11 does not impose any new recurring disclosure requirements because it does not affect the recognition or measurement of uncertain tax positions. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on our financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 0214-09”). ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for annual and interim periods beginning on or after December 15, 2016, and will be effective for the Company beginning on January 1, 2017. Early adoption is not permitted. The Company is currently evaluating the method of adoption and the potential impact the update may have on our financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 will be effective for annual and interim periods beginning on or after December 15, 2016, and will be effective for the Company beginning on January 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact, if any, of the adoption of this update.

3.	IMPAIRMENT CHARGES

During 2014, the Company’s Chemical Light reporting unit recorded a loss on impairment of certain amortizing intangible assets of $9.6 million. See Note 23 for fair value information on these assets.

During the third quarter of 2014, management conducted an annual review of tangible and intangible assets for impairment. Before assessing whether any of the Company’s reporting units’ goodwill was impaired, the Company first assessed whether any long-lived assets were impaired. This assessment determined that the CTI patent asset was impaired by approximately $5.3 million and that CTI trademarks and trade names were impaired by approximately $4.3 million. Therefore, the Company recorded a $9.6 million impairment loss on these CTI intangible assets during the third quarter of 2014.

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

4.	INVENTORIES

Inventories, net consist of the following (all amounts in thousands):

	2014	2013
Raw materials	$4,777	$6,535
Work-in-process	1,546	2,185
Finished goods	1,503	2,062
	$7,826	$10,782

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (all amounts in thousands):

	2014	2013
Value added taxes receivable	$30	$17
Prepaid expenses	495	312
Debt issuance costs, current portion	21	53
Other	102	81
	$648	$463

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (all amounts in thousands):

	2014	2013
Land	$1,267	$1,285
Building and improvements	3,564	3,332
Machinery and equipment	8,408	8,300
Leasehold improvements	275	266
Furniture and fixtures	131	122
Software	132	59
	13,777	13,364
Less: accumulated depreciation and amortization	(6,657)	(5,363)
	$7,120	$8,001

7.	GOODWILL

Goodwill represents the excess of the cost of acquiring CTI and CTSAS in 2008 and CSP and CTS in 2011 over the net fair value assigned to the assets acquired and liabilities assumed in those acquisitions, net of adjustments and impairment losses. Changes in the carrying amount of goodwill consist of the following (all amounts in thousands):

	CTI/CTSAS/CTS Chemical Light	CSP	Total Consolidated Goodwill
Balance on December 31, 2012	$5,182	$2,978	$8,160
Impairment loss (see Notes 3 and 23)	(168)	0	(168)
Balance on December 31, 2013 (1)	$5,014	$2,978	$7,992
Impairment loss (see Notes 3 and 23)	0	0	0
Balance on December 31, 2014 (2)	$5,014	$2,978	$7,992

(1)(2)	Gross amount of goodwill was approximately $67.7 million as of December 31, 2014 and 2013. Accumulated impairment losses were approximately $59.7 million as of December 31, 2014 and 2013.

8.	OTHER INTANGIBLE ASSETS

Intangible assets as of December 31, 2014 consist of the following (all amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value
Developed technologies, including patents (1)	$8,736	$6,582	$2,154
Trademarks and trade names (4)	1,068	401	667
Purchased customer relationships (2)	8,562	4,858	3,704
Non-compete agreements (3)	160	107	53
Website development costs	16	3	13
	$18,542	$11,951	$6,591

Intangible assets as of December 31, 2013 consist of the following (all amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value
Developed technologies, including patents (1)	$13,853	$5,720	$8,133
Trademarks and trade names (4)	5,365	119	5,246
Purchased customer relationships (2)	8,812	4,336	4,476
Non-compete agreements (3)	160	75	85
Website development costs	8	0	8
	$28,198	$10,250	$17,948

(1)	Includes a patent obtained in the acquisition of CSP with a cost of $50,000 that is expected to be fully amortized in August 2026. Patents obtained in the acquisition of CTS with an initial cost of $410,000 and a December 31, 2012 gross value of approximately $238,000 were impaired by approximately $174,000 during 2013 (see Note 3 Impairment Charges) and the $17,000 of CTS patents remaining after the impairment was transferred to CTI in 2014. The CTI patents were impaired by approximately $5.3 million during 2014 (see Note 3 Impairment Charges).
(2)	Includes customer relationships obtained in the acquisition of CSP with a cost of $920,000 that is expected to be fully amortized in December 2019. Customer relationships obtained in the acquisition of CTS with a cost of $840,000 was impaired by approximately $650,000 during 2013 (see Note 3 Impairment Charges) and the $60,000 of CTS customer relationships remaining after the impairment was transferred to CTI in 2014.
(3)	Includes a non-compete agreement obtained in the acquisition of CSP with a cost of $160,000 that is expected to be fully amortized in August 2016. A non-compete agreement obtained in the acquisition of CTS with an initial cost of $140,000 was impaired by approximately $34,000 in 2013 (see Note 3 Impairment Charges).

(4)	Includes CTS trade names which were impaired by approximately $17,000 in 2013 (see Note 3 Impairment Charges). Includes CTI trademarks and trade names which were impaired by approximately $4.3 million during 2014 (see Note 3 Impairment Charges).

In 2014 and 2013, certain intangible assets were found to be impaired and their cost was reduced accordingly. See Note 3 and 24 for further discussion regarding these impairments.

Trademarks can be renewed without substantial cost. If trademark and trade names are not renewed, then expected future cash flows associated with trademarks and trade names could be adversely affected.

Amortization of intangible assets was $1.8 million for both years ended December 31, 2014 and 2013.

During 2014, the Company capitalized approximately $5,000 and $160,000 of costs paid to third parties to create or defend trademarks and patents, respectively. During 2013, the Company capitalized approximately $27,000 and $342,000 of costs paid to third parties to create or defend trademarks and patents, respectively. The Company expects the patent-related costs to be amortized over approximately 20 years. The Company does not consider any intangible assets to have residual value.

The future amortization expense relating to finite-lived intangible assets for the next five years and beyond is estimated at December 31, 2014 to be (all amounts in thousands):

Year Ending December 31,
2015	$957
2016	947
2017	922
2018	910
2019	841
Thereafter	1,894
$6,471

9.	DEBT ISSUANCE COSTS

Debt issuance costs consist of unamortized costs paid to third parties to obtain senior debt, a line of credit, convertible notes and an amended related party note that will be amortized to interest expense using the effective interest method through 2015 and 2016. Amortization of capitalized debt issuance costs was approximately $42,000 and $113,000 for the years ended December 31, 2014 and 2013, respectively.

The future amortization expense relating to current and noncurrent capitalized debt issuance costs is approximately $27,000 and will be amortized to interest expense using the effective interest method through 2016.

10.	ACCRUED EXPENSES

Accrued expenses consist of the following (all amounts in thousands):

	2014	2013
Payroll-related (1)	$834	$1,145
Interest payable	550	301
Subordinated term loan exit fee	285	30
Professional fees	87	26
Franchise and sales tax payable	50	51
Other	884	348
Related party payable – Selway Capital, LLC (2)	0	158
	$2,690	$2,059

(1)	Accrued payroll-related costs as of December 31, 2014 include approximately $141,000 of accrued severance costs. Accrued payroll-related costs as of December 31, 2013 include approximately $534,000 of accrued severance costs.
(2)	See Note 13 for a description of the agreement with Selway Capital, LLC.

11.	LINES OF CREDIT

The Company has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”). The amount which may be borrowed from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined based on the Prime Rate, plus 3%. The line of credit’s interest rate at December 31, 2014 was 6.25%. The line of credit expires on December 19, 2015. This line of credit is subject to (i) the same restrictive covenants and (ii) the same collateral and guarantees as the senior debt Term Loan and the senior debt Real Estate Loan (see Note 12). At December 31, 2014, approximately $2.1 million was outstanding on this line of credit and borrowing availability was approximately $594,000 at December 31, 2014.

CTSAS has lines of credit, for borrowing against receivables, with a combined maximum borrowing capacity of €750,000 (or approximately $900,000 as of December 31, 2014). There were no outstanding borrowings at December 31, 2014 or 2013. The lines’ interest rates are variable, based on the Euro Overnight Index Average and the 3-month Euro Interbank Offered Rate. The lines are collateralized by primarily CTSAS accounts receivable. The lines have indefinite termination dates, but can be renegotiated periodically.

12.	NOTES PAYABLE

Outstanding notes payable consist of (all amounts in thousands):

	2014	2013
Senior Debt - Term Loan	$4,239	$6,023
Senior Debt - Real Estate Loan	1,551	1,679
Subordinated Term Loan	9,676	8,659
Promissory Note Payable	860	1,075
Total	16,326	17,436
Less: Unamortized debt discount	(337)	(542)
Less: Current portion of notes payable, including current portion of unamortized debt discount	(5,775)	(1,925)
Notes payable, net of current portion	$10,214	$14,969

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

During 2013, interest payments on 60% of the Term Loan’s principal balance were previously hedged using a pay-fixed, receive-variable interest rate swap to reduce exposure to changes in cash payments caused by changes in interest rates on the Term Loan. The total interest rate on the swapped portion of the Term Loan was changed from 6.53% to 6.25% on December 19, 2013 and was 6.25% at December 31, 2014. Interest on the remaining 40% of the Term Loan that was not subject to an interest rate hedging relationship was at 6.25% at December 31, 2014 and at December 31, 2013. The Term Loan is collateralized by all of the assets of CTI (except CTI’s equity interests in CTSAS, of which only 65% is collateral of the Term Loan) and is guaranteed by Cyalume. The Term Loan requires various restrictive financial and nonfinancial covenants, such as a maximum leverage ratio, debt service coverage ratio and limitations on capital expenditures and dividends, with which we are in compliance as of December 31, 2014.

The Real Estate Loan is payable in monthly principal installments of approximately $10,000, along with monthly interest payments as described below, plus a one-time principal payment of $1.4 million due at maturity in December 2015.

During 2013, interest payments on the Real Estate Loan principal balance were hedged using a pay-fixed, receive-variable interest rate swap to reduce exposure to changes in cash payments caused by changes in interest rates on the Real Estate Loan. The Real Estate Loan’s total interest rate was changed from 6.42% to 6.25% on December 19, 2013 and was 6.25% at December 31, 2014. The Real Estate Loan is secured by a mortgage of the real property (land and building) located in West Springfield, MA, and is guaranteed by Cyalume. The Real Estate Loan requires various restrictive financial and nonfinancial covenants, such as a maximum leverage ratio, debt service coverage ratio and limitations on capital expenditures and dividends, with which the Company is in compliance with as of December 31, 2014.

The TD Bank line of credit (see Note 11), the Term Loan and the Real Estate Loan are senior in payment priority to all other notes payable and lines of credit.

Subordinated Term Loan

On July 29, 2010, the Subordinated Term Loan of $8.5 million was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest is payable in kind through December 19, 2015 and then payable monthly in cash through the June 30, 2016 maturity date. Interest is payable monthly at a rate of 11% per annum. No principal payments are required until maturity. The Company has the right to prepay the loan in whole or in part at any time without penalty in the event that the TD Bank Senior Debt is repaid. The Subordinated Term Loan ranks junior to all debt held by TD Bank, N.A. but senior to all other remaining long-term debt including existing and future subordinated debt. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan has been converted to our common stock. The Company’s common stock’s closing market price on December 31, 2014 was $0.05 per share; therefore the loan’s if-converted value of approximately $0.1 million is less than the unpaid principal balance by approximately $9.5 million as of December 31, 2014. The Company previously determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP.

Simultaneous with the issuance of the Subordinated Term Loan during 2010, the Company issued warrants to repay certain costs of obtaining the convertible notes. These warrants allowed the holder to purchase 160,000 shares of common stock at $1.50 per share through July 19, 2018. A portion of the $8.5 million gross proceeds from the issuance of the loan was allocated to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants ($207,000) was recorded as a debt discount and an increase to additional paid-in capital on our consolidated balance sheet. The warrant’s fair value was increased by $94,000 in 2012 due to (i) a decrease in the exercise price of the warrants and (ii) an extension of the term of the warrant. The warrants were amended again during 2013 in connection with the Senior Amendment described above. An additional amount of approximately $241,000 was added to debt discount and warrant liability during 2013 relating to (i) another decrease in the exercise price of the warrants to $0.01, (ii) an extension of the term of the warrants, and (iii) an increase to the number of shares of common stock that may be purchased upon exercise of the warrants to 455,514 shares of common stock that may be purchased. The debt discount is being amortized to interest expense using the effective interest method over the life of the convertible notes which have a maturity date of June 30, 2016. As a result of the amendment to the warrants, the warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability. The warrant liability relating to the 455,514 shares of common stock which may be purchased upon exercise of the warrants is approximately $25,000 as of December 31, 2014 (see Note 19).

The carrying value of the Subordinated Term Loan is as follows (all amounts in thousands):

	2014	2013
Principal amount of loan	$9,676	$8,659
Less: unamortized debt discount	(285)	(424)
	$9,391	$8,235

Interest costs for the Subordinated Term Loan are as follows (all amounts in thousands):

	2014	2013
Contractual interest coupon rate	$1,153	$949
Amortization of related debt discount and debt issuance costs	221	486
Total interest expense recognized	$1,374	$1,435

The effective interest rate on the Subordinated Term loan was approximately 17% prior to the Subordinated Amendment, at which time the effective interest rate on the Subordinated Term loan became approximately 13%.

Promissory Note Payable

On November 19, 2013, the Company entered into a legal settlement agreement (see Note 18). The executed settlement agreement provided for the Company to make a series of payments to Antonio Colon in the amount of $215,000 annually, for a total of $1,075,000 pursuant to the Promissory Note executed on November 19, 2013 (the “Promissory Note”). This Promissory Note bears interest at a rate of 2% annually and requires principal and interest payments each May and November. The Promissory Note has a maturity date of October 15, 2018.

Future Minimum Payments

As of December 31, 2014, future minimum payments due for notes payable (excluding the related party note payable discussed in Note 13) for each of the five succeeding years and beyond are as follows (all amounts in thousands):

Year Ending December 31,
2015	$6,005
2016	9,891
2017	215
2018	215
2019	0
Thereafter	0
$16,326

Amortization of the debt discount was approximately $205,000 and $520,000 for the years ended December 31, 2014 and 2013, respectively.

13.	RELATED PARTY TRANSACTIONS

Financing Arrangements with Related Parties

In December 2012, the Company entered into a $2,100,000 unsecured promissory note with JFC Technologies, LLC (“JFC”), an entity controlled by James Schleck, a previous employee of CSP, who is an owner of a significant amount of the Company’s common shares and is a Board member. On November 19, 2013, the unsecured promissory note was amended (the “Amended JFC Note”). Pursuant to the Amended JFC Note, interest accrues on the principal amount at the rate of 12% per annum, retroactive to the date of the original note. The entire principal amount and all accrued interest under the Amended JFC Note is due on the maturity date of December 31, 2016, or upon the refinancing of the Company’s existing indebtedness (subject to the availability of at least $5,000,000 in available credit after such repayment). Pursuant to the Amended JFC Note, up to $1.0 million of the principal amount is convertible, at the option of JFC, into the number of shares of Series A Preferred Stock equal to the portion of the principal amount being converted divided by the conversion price of $32.50 per share (subject to adjustment based on certain changes in capitalization affecting the Series A Preferred Stock). The 30,769 shares of Series A Preferred Stock, representing the total of $1.0 million of the principal amount that is convertible, is convertible into 7,318,187 shares of the Company’s common stock at a conversion price of $0.13664587 per share, as amended on July 30, 2014.

In connection with the issuance of the Series B Convertible Preferred Stock and the Series C Preferred Stock (see Note 19), the Series A Investor and JFC entered into a Consent and Waiver Agreement with the Company, whereby the Series A Investor agreed to the termination of all of the warrants issued to it in connection with the Series A Preferred Stock and JFC agreed to terminate any right of JFC to receive any warrants otherwise issuable to it upon the conversion of any portion of the JFC Note pursuant to the terms thereof.

In accordance with ASC 470-50-40-10, the Company analyzed the Amended JFC Note and determined that the change in the conversion price of the Series A Preferred Stock on July 30, 2014 was substantive. Therefore, the amendment to the terms of the JFC Note on July 30, 2014 resulted in a loss on extinguishment during 2014. The Company recorded a loss on the extinguishment of the Amended JFC Note of approximately $0.5 million during 2014 and also recorded a loss on the extinguishment of the original JFC Note of approximately $2.1 million during 2013, as included within “Loss on extinguishment of debt – related party” within the accompanying consolidated statements of comprehensive loss.

On November 19, 2013, the Company issued a warrant to JFC to purchase up to 73,009 shares of the Company’s common stock, at an exercise price of $0.01. The warrant was exercised by JFC during February 2014. Bayonet Capital Fund I, LLC, Brook Industrial Park, LLC and JFC are controlled by James Schleck.

CSP leases property in Bound Brook, New Jersey, from Brook Industrial Park, LLC. This lease requires monthly lease payments of approximately $30,000 and ends on August 31, 2016, with extension options available.

Pursuant to an Amendment Agreement executed during December 2012, the Company is required to issue 350,000 shares of the Company’s common stock to JFC if the Company’s December 2013 common stock closing price was less than $1.75. The Company’s closing price on December 31, 2013 was $0.69. Therefore, the Company recorded approximately $242,000 within other current liabilities within the accompanying consolidated balance sheets as of December 31, 2013, and the 350,000 shares were issued to JFC on January 31, 2014.

Agreement with Board Member

On October 1, 2009, the Company entered into an agreement with Selway Capital, LLC (“Selway”) that provided for services to be performed by Selway on the Company’s behalf. This agreement was terminated effective March 31, 2014. The agreement previously stipulated that these services would be performed by Yaron Eitan, an employee of Selway and a member of the Company’s Board of Directors, with assistance, as needed, from other employees of Selway. Effective January 1, 2014, compensation for these services was $11,000 monthly. During April 2014, approximately $157,000 of 2013 Selway fees was settled by issuing 242,308 shares of the Company’s common stock.

14.	CAPITAL LEASE OBLIGATIONS

As of December 31, 2014, future minimum lease payments under capital leases together with the present value of the net minimum lease payments were approximately $7,000.

15.	INCOME TAXES

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2014	2013
Domestic	$(7,569)	$(18,866)
Foreign	1,091	175
	$(6,478)	$(18,691)

Provision for (benefit from) income taxes consisted of the following (all amounts in thousands):

	Year Ended December 31,
	2014	2013
Current:
Federal	$223	$0
State	156	160
Foreign	443	130
Deferred:
Federal	2,008	(2,678)
State	(1,513)	(595)
Foreign	(79)	(55)
Provision for (benefit from) income taxes	$1,238	$(3,038)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary sources of these differences relate to the carrying value of identified intangible assets, inventories, fixed assets, certain accruals and reserves.

Deferred income tax assets and liabilities consist of the following (all amounts in thousands):

	December 31, 2014		December 31, 2013
	Current	Non-current	Current	Non-current
Deferred tax assets:
Federal	$2,699	$11,857	$6,329	$7,230
State	777	1,426	886	868
Foreign	0	0	34	20
Less: valuation allowance	(2,741)	(10,353)	(2,747)	(3,175)
	735	2,930	4,502	4,943
Deferred tax liabilities:
Federal	(805)	(2,103)	(477)	(6,615)
State	(219)	(538)	(124)	(1,697)
Foreign	(16)	(414)	(54)	(478)
	(1,040)	(3,055)	(655)	(8,790)
Deferred tax assets (liabilities)	$(305)	$(125)	$3,847	$(3,847)

Principal components of our net liability representing deferred income tax balances are as follows (all amounts in thousands):

	Year Ended December 31,
	2014	2013
Intangible assets	$178	$(3,778)
Property, plant and equipment	(661)	(740)
U.S. loss carryforwards and tax credits, net (1)	10,151	8,974
Subsidiary income (2)	(764)	(1,671)
Stock-based compensation expense	1,142	968
Reserves, accruals and other	1,664	1,292
State deferred tax asset	954	0
Change in warrants fair value	0	877
Valuation allowance	(13,094)	(5,922)
	$(430)	$0

(1)	The Company had federal net operating loss carryforwards amounting to approximately $7.9 million and $13.3 million at December 31, 2014 and 2013, respectively. The net operating loss carryforward at December 31, 2014 expires in fiscal years 2026 through 2034. Internal Revenue Code Section 382 limits utilization of these losses to approximately $0.8 million per year. It is possible that future changes in ownership could result in changes to the amounts allowed by IRC Section 382. State net operating loss carryforwards amounted to approximately $10.3 million and $9.9 million as of December 31, 2014 and 2013, respectively.

(2)	A deferred tax liability has been recorded for income taxes which may become payable upon distribution of earnings of CTSAS, our French subsidiary. The estimated amount of tax that might be payable with regard to any distribution for foreign subsidiary earnings is reported net of foreign taxes paid, which are creditable against our domestic tax liability. The Company does not permanently reinvest foreign subsidiary earnings. The Company continually evaluates this assertion; if the Company’s foreign business needs change, so may this assertion.

Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following (all amounts in thousands):

	Year Ended December 31,
	2014	2013
Provision for federal income taxes expected at 34% statutory rate	$(2,201)	$(6,355)
Increase (reduction) resulting from:
Tax on global activities, net of foreign tax credits	(2,842)	2
State income taxes, less federal income tax benefit	(895)	(287)
Loss on debt extinguishment	179	728
Change in valuation allowance	7,172	3,507
Change in fair value of warrants	(1,518)	0
Goodwill impairment loss	0	57
Prior year true up	1,008	(715)
Other	335	25
Provision for (benefit) from income taxes	$1,238	$(3,038)

16.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009, and only under certain circumstances, the Company utilizes currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. These currency forward contracts are reported at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other income, net within the accompanying consolidated statements of comprehensive loss. There were no currency forward contracts outstanding at December 31, 2014 or December 31, 2013.

Interest Rate Swaps

In December 2008, the Company entered into two pay-fixed, receive-variable, interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on the Term Loan and the Real Estate Loan. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in comprehensive income (loss). Changes due to unrealized gains and losses on the interest rate swaps must be reclassified in whole or in part into earnings if, and when, a comparison of the swap(s) and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. These hedges met the criteria of the shortcut method for the duration of the hedging relationship, which ended on December 19, 2013, and therefore, the Company will not reclassify any portion of these unrealized losses from accumulated other comprehensive loss to earnings in the future.

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

The following is a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation (all amounts in thousands):

	Year Ended December 31,
	2014		2013
Balance, beginning	$194		$184
Accretion expense	10		10
Balance, ending	$204	(1)	$194

(1)	The difference between the $204,000 liability as of December 31, 2014 and the estimated undiscounted future payments of $720,000 is estimated inflation between December 31, 2014 and December 19, 2038.

Accretion expense on the asset retirement obligation is included in general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

18.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment, automobiles and other assets under cancelable and non-cancelable operating leases. Expenses associated with these leases totaled $756,000 and $638,000 in 2014 and 2013, respectively.

Included in these leases is a market-based, related-party lease which CSP assumed in conjunction with the business combination. CSP entered into the lease with an entity controlled by one of our stockholders for industrial-use property located in Bound Brook, New Jersey, U.S.A. The lease ends on August 31, 2016, with extension options available, and requires lease payments of $24,000 per month from September 1, 2011 through August 31, 2013. The monthly lease payment was adjusted to approximately $30,000 per month beginning September 1, 2013 to reflect changes in the average cost per square foot.

Future minimum lease payments under non-cancelable lease obligations at December 31, 2014 are as follows (all amounts in thousands):

Year Ending December 31,
2015	$595
2016	480
2017	242
2018	59
2019	0
Thereafter	0
$1,376

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

On July 10, 2014, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Omniglow Settlement Agreement”) with the Former Owners and members of management of Omniglow Corporation (collectively, the “Omniglow Buyers”). Pursuant to the Omniglow Settlement Agreement, CTI agreed to either pay the full settlement amount of approximately $4.5 million or satisfy the settlement amount as follows: (i) an initial payment of $250,000, (ii) transfer the 625,139 Escrowed Shares, (iii) payment of $1.0 million in cash within 21 days from the execution of the Omniglow Settlement Agreement and (iv) additional payments in cash and/or through cooperative marketing credits of $1.9 million if paid within 18 months from the date of the Omniglow Settlement Agreement, or of approximately $2.4 million if paid within 27 months from the date of the Omniglow Settlement Agreement. During July 2014, the Company fulfilled its obligations under items (i), (ii) and (iii) described above. Approximately $2.7 million of obligations related to this matter is included within the contingent legal obligation line items on the Company’s consolidated balance sheet as of December 31, 2014.

Settlement of Arbitration with Former Employee

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with Combat Training Solutions, Inc. (“CTS”) and Antonio Colon, the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS. On June 15, 2012, the Company received a copy of a demand for arbitration filed by Mr. Colon with the American Arbitration Association. Management considered the allegations by Mr. Colon to be without merit. On August 17, 2012, Mr. Colon filed suit in Federal Court and on September 11, 2012, he filed to have the arbitration withdrawn. In addition, on September 11, 2012, Mr. Colon chose to cease working for the Company. CTI filed a Motion to Dismiss the Complaint in Federal Court and to compel the controversy to arbitration before the American Arbitration Association. The District Court for the District of Delaware held a hearing on January 23, 2013, at which it dismissed the Complaint in Federal Court without prejudice and indicated that the arbitration should proceed. On September 23, 2013, the parties entered into an agreement to resolve this matter, and a settlement agreement was signed on November 19, 2013. The executed settlement agreement provides for the Company to make a series of payments over five years to Mr. Colon in the amount of $215,000 annually, for a total of $1,075,000 pursuant to the Promissory Note executed on November 19, 2013 (see Note 12). The Company also made a settlement payment of $275,000 on November 20, 2013 and transferred the land located in Colorado (this land was originally acquired by CTI in connection with the 2011 CTS acquisition) to JasperCo, LLC pursuant to the terms of the executed settlement agreement with Antonio Colon. Pursuant to the Promissory Note, principal repayments of approximately $215,000 were made during the year ended December 31, 2014.

19.	PREFERRED STOCK

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

Series B Convertible Preferred Stock

On July 30, 2014, the Company entered into a Securities Purchase Agreement (the “Series Band C Purchase Agreement”) with Cova Small Cap Holdings, LLC (“Cova”), Bayonet Capital Fund I, LLC, and another investor (each, an “Investor”) for the purchase by the Investors of an aggregate of 1,000 units of securities of the Company (the “Units”) for an aggregate purchase price of $2.0 million (or $2,000.00 per Unit), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series B Preferred Stock”), and (2) one share of Series C Preferred Stock of the Company, par value $0.001 per share (the “Series C Preferred Stock”). Approximately $1.3 million of the net proceeds from the sale of the Units was used to pay a contingent legal obligation pursuant to Civil Action No. 06-706 (see Note 18).

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

Series C Preferred Stock

The shares of Series C Preferred Stock have the rights and preferences set forth in the Certificate of Designation of Series C Preferred Stock (the “Series C Certificate of Designation”). Pursuant to the Series C Certificate of Designation, each share of Series C Preferred Stock ranks senior to the Common Stock, the Series A Preferred Stock and the Series B Preferred Stock with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company. Upon the Company’s liquidation, sale to or merger with another corporation or other “Change of Control” (as such term is defined in the Series C Certificate of Designation), each share of Series C Preferred Stock would be entitled to a liquidation preference equal to the greater of (1) $3,000 per share or (2) $2,000 per share plus any accrued but unpaid dividends, in each case subject to customary adjustments as set forth in the Series C Certificate of Designation (the “Series C Liquidation Value”). The Series C Liquidation Value is the greater of (1) 150% of the Purchase Price ($3,000 per share) or (2) the Base Value ($2,000 per share plus accrued and unpaid dividends). Holders of the Series C Preferred Stock are entitled to cumulative quarterly dividends at a rate of 12% per annum, calculated based on an assumed price of $2,000 per share, payable in cash or in kind; provided that to the extent not paid in cash or by issuance of additional shares of Series C Preferred Stock on the last day of each calendar quarter (a “Dividend Payment Date”), all accrued dividends on any outstanding shares of Series C Preferred Stock shall accumulate and compound. In the event the Company has not paid in cash or by the issuance of additional shares of Series C Preferred Stock all accrued dividends on a Dividend Payment Date, at the election of holders of at least 75% of the outstanding shares of Series C Preferred Stock (the “Requisite Holders”), all such dividends accruing on the shares of Series C Preferred Stock will be paid in shares of Series C Preferred Stock. From and after the fifth anniversary of the issuance of the shares of Series C Preferred Stock, the Requisite Holders will have the right to elect to cause the Company to redeem, out of funds legally available therefore, all but not less than all of the then outstanding shares of Series C Preferred Stock, for a price per share equal to the Series C Liquidation Value for such shares. In addition, the Company has the right to redeem at any time, out of funds legally available therefor, all or any portion of the then outstanding shares of Series C Preferred Stock, for a price per share equal to the Series C Liquidation Value for such shares. As a result of the redemption provisions, the Series C Preferred Stock has been classified outside of permanent equity. The Series C Preferred Stock is not convertible into Common Stock or other securities of the Company, and does not have any voting rights.

The proceeds allocated to the Series C Preferred Stock fair on the issuance date were estimated at approximately $ 0.6 million. This resulted in the Company recognizing a deemed dividend of approximately $1.4 million to reflect the Series C Preferred Stock at its July 30, 2014 redemption value.

Common and Preferred Warrants

In connection with the Series A Preferred Stock issued on November 19, 2013, the Company also issued a Common Warrant for the purchase of up to 6,153,830 shares of common stock at an exercise price of $0.65 per share. The estimated fair value of the Common Warrants was determined at each balance sheet date and the change in the estimated fair value of the Common Warrant is reflected within the “Change in fair value of warrants liability” within the accompanying statements of comprehensive loss.

In connection with the Series A Preferred Stock issued on November 19, 2013, the Company also issued a Preferred Warrant for the purchase of up to 123,077 shares of Series A Preferred Stock with an exercise price of $0.05 per share. The estimated fair value of the Preferred Warrant was determined at each balance sheet date and the change in the estimated fair value of the Preferred Warrant is reflected within the “Change in fair value of warrants liability” within the accompanying statements of comprehensive loss.

The Common Warrant and the Preferred Warrant were both terminated on July 30, 2014 in connection with the issuance of the Series B Convertible Preferred Stock and the Series C Preferred Stock discussed above. The warrants were marked to their market value of approximately $1.5 million as of July 30, 2014, at which time the liability was reclassified to equity.

 The change in the fair value of the warrants liability during the year ended December 31, 2014 is as follows (amounts in thousands):

	Common Warrant	Preferred Warrant	JFC Warrant	Subordinated Term Loan Warrants (see Note 12)	Total Warrant Liability
Warrant liability at December 31, 2013	$4,081	$1,997	$54	$241	$6,373
Warrants amended in connection with refinancing	0	0	0	72	72
Warrant exercise	0	0	(44)	0	(44)
Change in fair value of warrants	(3,331)	(1,223)	(10)	(288)	(4,852)
Termination of Common and Preferred Warrants	(750)	(774)	0	0	(1,524)
Warrant liability at December 31, 2014	$0	$0	$0	$25	$25

20.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. Common stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Common stockholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Common Stock Purchase Warrants

Common stock purchase warrants accounted for within equity are recorded at their initial fair value and reported in stockholders’ equity as increases to additional paid-in capital. Warrants reported as equity, rather than liabilities (i) may not be net-cash settled, (ii) have contractual limits on the number of shares to be delivered in a net-share settlement and (iii) are supported by sufficient unissued common shares available to settle the outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to merit classification as equity.

During 2012, warrants to purchase 160,000 shares of the Company’s common stock issued in conjunction with the Subordinated Term Loan were outstanding (see Note 12). These warrants were amended again during 2013 in connection with the Senior Amendment described in Note 12. As of December 31, 2014, warrants to purchase 455,514 shares of the Company’s common stock issued relating to the Subordinated Term Loan were outstanding.

Warrants to purchase the Company’s common stock were outstanding as follows as of December 31, 2014:

Warrant Holder	Number of Shares Exercisable Under Warrant	Number of Shares Exercisable Under Warrant	Exercise Price	Expiration Date
Granite Creek FlexCap I, L.P.	267,950	267,950	$0.01	November 19, 2023
Patriot Capital II, L.P.	187,564	187,564	$0.01	November 19, 2023

Share-Based Compensation

On March 3, 2009, the Company’s Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “2009 Plan”). The Plan was approved during the Company’s Annual Meeting of Stockholders on June 18, 2009. On October 7, 2014, the Company’s Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved on February 15, 2015. The purpose of the 2009 Plan and the 2014 Plan is to benefit stockholders by assisting the Company in attracting, retaining and providing incentives to key management employees and non-employee directors of, and non-employee consultants to, Cyalume Technologies Holdings, Inc. and its subsidiaries, and to align the interests of such employees, non-employee directors and non-employee consultants with those of stockholders. Accordingly, the 2009 Plan and the 2014 Plan both provide for the granting of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided therein. Under the 2009 Plan, the Company was authorized to issue up to 2,650,000 shares. Under the 2014 Plan, the Company is authorized to issue up to 10,000,000 shares. As of December 31, 2014, 1,150,082 shares were outstanding under the 2009 Plan. As of December 31, 2014, 2,676,582 shares were outstanding under the 2014 Plan. Awards under the plans can impose various service periods and other terms upon the awardee; however, the maximum term of options or similar instruments granted under the plans is ten years.

Share-based awards are also issued that are not under either the 2009 Plan or the 2014 Plan. In September 2012, the Company awarded options to purchase the Company’s common stock to the Chief Operating Officer as part of his employment compensation. These options were not awarded under the 2009 Plan. Also in September 2012, the Company awarded options to purchase the Company’s common stock to East Shore Ventures, LLC as part of compensation for the Chief Executive Officer services provided by East Shore Ventures, LLC’s owner and employee. These options were also not awarded under the 2009 Plan. Because East Shore Ventures, LLC is not considered to be an employee under U.S. GAAP rules for accounting for share-based payments, the Company must estimate the fair value of these options every reporting period and adjust the related compensation cost accordingly.

On November 21, 2014, options to purchase 350,000 shares of the Company’s common stock awarded to the Chief Operating Officer and options to purchase 1,036,104 shares of the Company’s common stock awarded to the Company’s Chief Executive Officer were canceled. These two awards were replaced with options to the Chief Operating Officer to purchase 1,504,767 shares of common stock and options to the Chief Executive Officer to purchase 5,015,891 shares of common stock. Both replacement awards were made outside of the Company’s 2014 Plan and were granted with a $0.09 exercise price. Both replacement awards are included in the section titled “Stock Option Awards” below.

The Company accounted for the cancellation of the two officer awards and the concurrent grant of the replacement awards as a modification of the terms of the cancelled awards. The Company determined the incremental compensation cost by comparing the fair value of the replacement awards to the fair value of the cancelled awards on November 21, 2014. The replacement awards are subject to performance-based conditions that provide that each option shall not vest until the Company’s Term Loan, Real Estate Loan and Subordinated Term Loan have been re-financed such that the total cost of the new money does not exceed certain defined levels. Furthermore, the options provide for 100% vesting upon a sale of the Company at a defined minimum enterprise value.

In accordance with ASC 718, compensation cost is recognized if it is probable that the performance condition will be achieved. The Company evaluated the probability of both the refinancing and the sale of the company being achieved at December 31, 2014 and determined that the probability threshold had not been met for either condition.

The remaining unamortized compensation cost of approximately $0.4 million will be recognized on a straight-line basis over the remaining vesting period of the original canceled officer awards.

During the years ended December 31, 2014 and 2013, total expense recorded for share-based compensation was approximately $394,000 and $773,000, respectively. The following presents how share-based expenses are included in our consolidated statements of comprehensive loss (in thousands):

	Year Ended December 31,
	2014	2013
Cost of revenues	$9	$9
Sales and marketing	38	44
General and administrative	331	621
Research and development	16	99
	$394	$773

The Company does not currently possess any treasury shares; therefore any issuance of stock for any share-based compensation award is expected to be from new shares.

Stock Option Awards

The Black-Scholes pricing model is used to value stock options awarded as share-based compensation. The expected term of the options awarded under share-based compensation arrangements individually is estimated based on the estimated term of the award, the exercise price of the award, the estimated risk-free interest rate over the award’s estimated term, estimated annual dividend yield, and the estimated volatility of the price of our common stock over the award’s estimated term. Risk-free interest rate assumptions are based on U.S. Treasury securities issued with maturities similar to the expected terms of the awards. In September 2012, the Company began estimating the future volatility of the price of our common stock using historical daily prices of our common stock; before September 2012, since our common stock had insufficient trading history to estimate future price volatility, volatility was using historical data of another public company operating in our industry.

The fair value of each award was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for awards to employees and non-employees:

	2014	2013
Expected term (years)	6.3 – 10.0	5.0 – 6.5
Risk-free interest rate	1.83 – 2.31%	1.10 – 1.70%
Estimated dividend yield	None	None
Volatility	143.89 – 144.45%	126.71 – 130.08%

Stock options awarded will generally vest in zero to 5 years. Options awarded to executive officers and other management often may be earned based on meeting Board-determined or CEO-determined performance goals unique to each award recipient and require continued employment over the vesting period. Options awarded to members of the Board of Directors typically vest on the grant date. Options awarded typically expire 10 years after the grant date.

Stock option activity related to share-based compensation is summarized as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2012	2,842	$2.33
Granted (1)	708	1.79
Exercised	0	-
Forfeited	(415)	2.02
Expired	(283)	3.78
Outstanding at December 31, 2013	2,852	2.10
Granted (2)	9,197	0.09
Exercised	0	-
Forfeited/Canceled	(1,520)	1.52
Expired	(182)	3.04
Outstanding at December 31, 2014	10,347	$0.38
Exercisable at December 31, 2014	803	$3.21

(1)	The weighted-average grant-date fair value of awards granted was $1.61.
(2)	The weighted-average grant-date fair value of awards granted was $0.09.

The following table summarizes information about stock options and warrants related to stock-based compensation that are vested or are expected to vest as of December 31, 2014:

				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted			Weighted
		Number		Remaining	Average	Number		Average
Range of		Outstanding		Contractual	Exercise	Exercisable		Exercise
Exercise Prices		(in thousands)		Term (Years)	Price	(in thousands)		Price
$0.00	$2.00	9,698		9.81	$0.17	156		$1.68
2.01	4.00	524		4.96	3.33	522		3.33
4.01	6.00	125		5.94	4.61	125		4.61
		10,347	(1)	9.51	$0.38	803	(2)	$3.21

(1)	The aggregate intrinsic value of these stock options and warrants is $0 as of December 31, 2014.
(2)	The aggregate intrinsic value of these stock options and warrants is $0 as of December 31, 2014. The weighted-average remaining contractual term for these options is 5.74 years as of December 31, 2014.

As of December 31, 2014, there was approximately $977,000 of unrecognized compensation cost related to nonvested option awards which is expected to be recognized over a weighted-average period of 7.72 years.

Restricted Stock

The Company values stock awards at the closing market price of the underlying shares on the trading day previous to the grant date, adjusted for expected forfeitures. There were no unvested restricted stock awards outstanding as of December 31, 2014.

Accumulated Other Comprehensive Loss

The ending accumulated balances for each item in accumulated other comprehensive loss are as follows (all amounts in thousands):

	Year Ended December 31,
	2014	2013
Foreign currency translation loss	$(661)	$(218)
Unrealized gain on cash flow hedges, net of taxes	0	0
	$(661)	$(218)

Changes in accumulated other comprehensive loss due to derivative instruments and hedging activities are as follows (all amounts in thousands):

Balance, December 31, 2012	$(97)
Unrealized gain on cash flow hedges, net of taxes of $(59) during 2013	97
Balance, December 31, 2013 and 2014	$0

Changes in accumulated other comprehensive loss due to currency translation adjustments (all amounts in thousands):

Balance, December 31, 2012	$(418)
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	200
Balance, December 31, 2013	(218)
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	(443)
Balance, December 31, 2014	$(661)

21.	EMPLOYEE BENEFIT PLANS

The CTI Employee Savings and Retirement Plan (the “ESRP”), is intended to be qualified under Section 401(k) of the Internal Revenue Code. Employees of CTI, CTS and CSP who have reached the age of 18 are eligible for participation on the first entry date after three months of service. Entry dates are the first day of January, April, July and October. Employees may defer receiving compensation up to the maximum amount permitted under the Internal Revenue Code. Matching contributions to the ESRP equal (i) 3% of employee compensation plus (ii) 50% of the next 2% of employee compensation. For the years ended December 31, 2014 and 2013, employer matching contributions were approximately $58,000 and $263,000, respectively.

French law requires companies within France (such as CTSAS) to pay its workers a benefit, based on various factors, when an employee becomes 65 years old.  The Company estimated the present value of such a liability for employees at CTSAS and approximately $78,000 and $79,000 has been recorded for this obligation as of December 31, 2014 and 2013, respectively.

22.	CONCENTRATIONS

Sales Concentrations

In 2014, approximately 41% of the Company’s revenue was received from two customers. In 2013, approximately 23% of the Company’s revenue was received from one customer.

Geographic Concentrations

The Company sells to customers located in the United States of America and in international markets. Revenues to customers outside the United States represent 52% and 32% of net revenues for the years ended December 31, 2014 and 2013, respectively. Revenues from customers in the United Kingdom represented 12% and 5% of our 2014 and 2013 revenues, respectively.

CTSAS’ operations are our only operations outside the United States of America. CTSAS’ net assets were approximately $3,362,000 and $5,245,000 as of December 31, 2014 and 2013, respectively.

Concentrations of Credit Risk Arising from Financial Instruments

As of December 31, 2014, three customers combined represented approximately 49% of gross accounts receivable and royalty receivable, and no other customer owed more than 10% of gross accounts receivable. All of these accounts receivable were collected in full in the first quarter of 2015. As of December 31, 2013 three customers combined represented 47% of gross accounts receivable and no other customer owed more than 10% of gross accounts receivable.

The Company maintains cash in several different financial institutions in amounts that typically exceed U.S. federally insured limits and in financial institutions in international jurisdictions where insurance is not provided. The Company has not experienced any losses in such accounts and the Company believes it is not exposed to significant credit risk. Beginning in 2013, insurance coverage reverted to $250,000 per depositor at each financial institution and the cash balances exceed federally-insured limits by approximately $1.5 million. As of December 31, 2014, cash in non-U.S. bank accounts that were not insured by a federal government totaled approximately $790,000.

23.	FAIR VALUES OF ASSETS AND LIABILITIES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2014:

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Warrants (see Note 19) (1)	$0	$0	$(25)	$(25)
	$0	$(0)	$(25)	$(25)

(1)	The Company has classified its warrants liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model or the Monte Carlo simulation method.

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2013:

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Warrants (see Note 19) (1)	$0	$0	$(6,373)	$(6,373)
	$0	$(0)	$(6,373)	$(6,373)

(1)	The Company has classified its warrants liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model or the Monte Carlo simulation method.

The tables below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Warrants liability:
Balance at the beginning of period	$6,373	$0
Warrants amended in connection with refinancing	72	0
Warrant exercise	(44)	0
Termination of common and preferred warrants	(1,524)	0
Change in fair value of warrants	(4,852)	525
Fair value recorded on the November 19, 2013 transaction date	0	5,848
Balance at the end of period	$25	$6,373

The Company has other financial instruments, such as cash, accounts receivable, due from related party, accounts payable, notes payable and a line of credit. The Company believes the carrying amounts of those assets and liabilities approximate their fair value since those carrying amounts have been estimated to approximate the exit price which would be received to sell these assets or pay to transfer these liabilities to a market participant. See Note 2 for a discussion of our accounting policy regarding fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the year ended December 31, 2014, the following assets, all of which are Level 3 assets, were identified as impaired and were adjusted to their fair values (in thousands of dollars) (see also Note 3):

	Cyalume Reporting Unit (1)	Loss Recognized	Fair Value
Patents (2)	Chemical Light	$5,277	$2,154
Trade name (3)	Chemical Light	4,303	667

During the year ended December 31, 2013, the following assets, all of which are Level 3 assets, were identified as impaired and were adjusted to their fair values (in thousands of dollars) (see also Note 3):

	Cyalume Reporting Unit (1)	Loss Recognized	Fair Value
Goodwill (4)	CTS Training	$168	$0
Patents (2)	CTS Training	174	17
Trade name (3)	CTS Training	17	0
Non-compete agreements (5)	CTS Training	34	0
Customer Relationships	CTS Training	650	60

(1)	The Company is managed as one operating segment with three reporting units: Chemical Light (the operations of CTI, CTSAS and CTS), Specialty Products (the operations of CSP) and Other (the operations of CRI and the parent company Cyalume Technologies Holdings, Inc.). Specialty Products’ goodwill was not considered to be impaired and our Other reporting unit does not have a goodwill asset.

(2)	The fair value of the impaired patent asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the patents, net of estimated income taxes (an income approach).

(3)	The fair value of the impaired trademarks and trade names asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the trademarks and trade names, net of estimated income taxes (an income approach).

(4)	The fair value of the impaired goodwill asset was determined calculating the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities and utilized present value techniques utilizing each reporting unit’s forecasted after-tax cash flows.

(5)	The fair value of the impaired non-compete agreement asset was determined using the “comparative business valuation” method, which compares the present value of two streams of the reporting unit’s estimated future cash flows; one stream assuming the non-compete agreements are in place and the other stream assuming the agreements are not in place (an income approach).

24.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Year Ended December 31,
	2014	2013
Interest	$592	$1,693
Income taxes	244	133

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Year Ended December 31,
	2014	2013
Series A Convertible Preferred stock accrued dividend	$509	$55
Series C Preferred stock accrued dividend	103	0
Series A, Series B and Series C Preferred stock deemed dividends	4,921	4,000
Adjustment to warrant liability upon warrant exercise	44	0
Issuance of 350,000 shares to JFC in connection with settling a contingent consideration liability resulting from the acquisition of CSP	241	0
Issuance of 242,308 shares to related party	157	0
Warrants liability recorded in connection with common and preferred warrants	0	5,607
Litigation award payable accounted for as a receivable due from related party	0	134
Amendment and adjustment to the fair value of warrants issued in conjunction with issuance of subordinated term loan recorded within warrant liability	0	241

25.	SUBSEQUENT EVENTS

On February 19, 2015, an amendment was filed to the Company’s Fifth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, increasing the number of authorized shares of the Company’s common stock from 100,000,000 to 150,000,000. The Company’s 2014 Plan (see Note 20) was adopted by the Company’s stockholders on February 15, 2015.

Cyalume Technologies Holdings, Inc.

Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to costs and expenses	Deductions		Balance at End of Period
Year ended December 31, 2013
Allowance for Doubtful Accounts	$155	$2	$(113	)(1)	$44
Deferred Tax Asset Valuation Allowance	3,874	2,048	—		5,922
Year ended December 31, 2014
Allowance for Doubtful Accounts	$44	$12	$(34	)(1)	$22
Deferred Tax Asset Valuation Allowance	5,922	7,172	—		13,094

(1)	Write-offs and recoveries

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: March 26, 2015	By:	/s/ Zivi Nedivi
Zivi Nedivi, President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

President, Chief Executive Officer
/s/ Zivi Nedivi	(Principal Executive Officer) and Director	March 26, 2015
Zivi Nedivi

Chief Financial Officer
/s/ Michael Bielonko	(Principal Financial Officer and Principal Accounting Officer)	March 26, 2015
Michael Bielonko

/s/ Thomas G. Rebar	Director and Chairman	March 26, 2015
Thomas G. Rebar

/s/ Yaron Eitan	Director and Vice Chairman	March 26, 2015
Yaron Eitan

/s/ Ji Ham	Director	March 26, 2015
Ji Ham

/s/ Jason Epstein	Director	March 26, 2015
Jason Epstein

/s/ John Meyer, Jr.	Director	March 26, 2015
John Meyer, Jr.

S-2

Name	Title	Date

/s/ Michael Barry	Director	March 26, 2015
Michael Barry

/s/ Andrew Intrater	Director	March 26, 2015
Andrew Intrater

/s/ James Schleck	Director	March 26, 2015
James Schleck

S-3