Form 10-Q
period 2015-03-31
Cyalume Technologies Holdings, Inc.
filed 2015-05-18
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 2015, there were outstanding 21,400,244 shares of the registrant’s Common Stock, par value $.001 per share.

Cyalume Technologies Holdings, Inc.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014 (unaudited)	4

	Condensed Consolidated Statements of Changes in Preferred Stock and Stockholders' (Deficit) Equity for the three months ended March 31, 2015 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures		31

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$1,343	$2,358
Accounts receivable, net of allowance for doubtful accounts of $22	3,508	3,622
Inventories, net	8,506	7,826
Prepaid expenses and other current assets	813	648
Total current assets	14,170	14,454

Property, plant and equipment, net	6,955	7,120
Goodwill	7,992	7,992
Other intangible assets, net	6,294	6,591
Other noncurrent assets	32	18
Total assets	$35,443	$36,175

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Line of credit	$900	$2,050
Current portion of notes payable	982	5,775
Accounts payable	3,021	2,144
Accrued expenses	2,777	2,690
Deferred revenue and deferred rent	187	181
Income taxes payable	710	644
Capital lease obligation	3	7
Warrant liability	45	25
Total current liabilities	8,625	13,516

Notes payable, net of current portion	14,749	10,214
Note payable due to related parties	2,100	2,100
Deferred income taxes	368	430
Asset retirement obligation	206	204
Legal obligation	2,781	2,781
Other noncurrent liabilities	69	78
Total liabilities	28,898	29,323

Commitments and contingencies (Note 12)
Series C preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	2,165	2,103
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 123,077 shares issued and outstanding	4,699	4,564

Stockholders' (deficit) equity:
Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	1,401	1,401
Common stock, $0.001 par value; 150,000,000 shares authorized; 21,400,244 issued and outstanding	21	21
Additional paid-in capital	102,918	103,014
Accumulated deficit	(103,657)	(103,590)
Accumulated other comprehensive loss	(1,002)	(661)
Total stockholders’ (deficit) equity	(319)	185
Total liabilities and stockholders' (deficit) equity	$35,443	$36,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except shares and per share information)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2015	2014
Revenues	$6,942	$7,269
Cost of revenues	3,804	4,392
Gross profit	3,138	2,877

Other expenses (income):
Sales and marketing	546	954
General and administrative	1,574	1,919
Research and development	312	375
Interest expense, net	503	513
Interest expense – related party	63	106
Amortization of intangible assets	239	496
Change in warrant liability fair value	20	(947)
Other (income) expenses, net	(137)	61
Total other expenses, net	3,120	3,477

Income (loss) before income taxes	18	(600)
Provision for income taxes	85	74
Net loss	(67)	(674)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(341)	(8)
Other comprehensive loss	(341)	(8)
Comprehensive loss	$(408)	$(682)

Net loss	$(67)	$(674)
Series A convertible preferred stock dividends	(135)	(120)
Series C preferred stock dividends	(62)	0
Loss available to common stockholders – basic and diluted	$(264)	$(794)

Loss per common share:
Basic and diluted	$(0.01)	$(0.04)

Weighted average shares used to compute net loss per common share:
Basic and diluted	21,400,244	21,004,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Preferred Stock and Stockholders' (Deficit) Equity

(in thousands, except shares)

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’(Deficit) Equity
Balance at December 31, 2014	123,077	$4,564	1,000	$2,103	1,000	$1,401	21,400,244	$21	$103,014	$(103,590)	$(661)	$185
Dividends accrued on Series A and Series C preferred stock	0	135	0	62	0	0	0	0	(197)	0	0	(197)
Share-based compensation	0	0	0	0	0	0	0	0	101	0	0	101

Net loss	0	0	0	0	0	0	0	0	0	(67)	0	(67)

Other comprehensive loss	0	0	0	0	0	0	0	0	0	0	(341)	(341)
Balance at March 31, 2015	123,077	$4,699	1,000	$2,165	1,000	$1,401	21,400,244	$21	$102,918	$(103,657)	$(1,002)	$(319)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(67)	$(674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	305	374
Amortization of intangible assets, debt issuance costs and debt discount	300	549
Non-cash interest expense	269	240
Provision for (benefit from) deferred income taxes	0	(59)
Share-based compensation expense	101	208
Change in fair value of derivatives	(29)	1
Change in fair value of warrant liability	20	(947)
Other non-cash expenses	2	18
Changes in operating assets and liabilities:
Accounts receivable	73	448
Inventories	(778)	(49)
Prepaid expenses and other current assets	(161)	31
Accounts payable and accrued liabilities	960	(172)
Accrued interest on note payable to related party	62	62
Deferred revenue and deferred rent	6	85
Income taxes payable	90	48
Net cash provided by operating activities	1,153	163

Cash flows from investing activities:
Purchases of long-lived assets	(280)	(91)
Payments for intangibles	(49)	(45)
Net cash used in investing activities	(329)	(136)

Cash flows from financing activities:
Net proceeds from (repayments on) line of credit	(1,150)	400
Repayment of long term notes payable	(475)	(487)
Principal payments on capital lease obligations	(4)	(3)
Proceeds received from warrant exercise	0	1
Payment of preferred stock issuance costs	0	(34)
Payment in connection with legal settlement agreement	(107)	(107)
Payment of debt issuance and deferred financing costs	0	(4)
Net cash used in financing activities	(1,736)	(234)

Effect of exchange rate changes on cash	(103)	(0)
Net decrease in cash	(1,015)	(207)
Cash, beginning of period	2,358	865
Cash, end of period	$1,343	$658

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results from operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2015. The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

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

Cyalume Technologies Holdings, Inc. Notes to Condensed Consolidated Financial Statements

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

The Company’s business is managed and financial results are reported as one segment. Our CEO, who is the Company’s chief operating decision maker, focuses on consolidated results to make strategic and tactical decisions. The Company’s one operating segment consists of three reporting units: Chemical Light (the operations of CTI, CTS and CTSAS), Specialty Products (the operations of CSP) and Other (the operations of CRI and the parent company Cyalume Technologies Holdings, Inc.).

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2015, the Company had a net loss of approximately $0.1 million and generated approximately $1.2 million of cash in its operations. As of March 31, 2015, the Company has an accumulated deficit of approximately $103.7 million, stockholders’ deficit of approximately $0.3 million and the Company’s unrestricted cash balance was approximately $1.3 million.

Due to uncertainty about the Company’s ability to meet its current debt obligations, in their report on our annual financial statements for the year ended December 31, 2014, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

In light of the Company’s results of operations, management has been evaluating various possibilities including but not limited to refinancing or restructuring the Company’s debt, reducing or eliminating operating expenses, and raising additional capital through the issuance of common or preferred stock or securities convertible into common stock. Effective May 18, 2015, the Company refinanced the majority of its debt (see Note 16).

Should additional financial support be required in the future, there can be no assurances that the Company will be successful in raising adequate additional financial support. If unable to do so, the Company would be required to reduce operations. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands) :

	March 31, 2015	December 31, 2014
Raw materials	$4,462	$4,777
Work-in-process	2,133	1,546
Finished goods	1,911	1,503
	$8,506	$7,826

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative assets and liabilities as of March 31, 2015 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contract	Other current assets	$29

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Under certain circumstances, the Company uses currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. The Company reports these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other (income) expenses, net within the accompanying condensed consolidated statements of comprehensive income (loss). At March 31, 2015, the Company held one such currency forward contract. See Note 13 for a description of how we estimate the fair value of these contracts.

6.	CREDIT LINE AND NOTES PAYABLE

Line of Credit

The Company has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”). The amount which may be borrowed from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined based on the Prime Rate, plus 3%. The line of credit’s interest rate at March 31, 2015 was 6.25%. The line of credit expires on December 19, 2015. This line of credit is subject to (i) the same restrictive covenants and (ii) the same collateral and guarantees as the senior debt Term Loan and the senior debt Real Estate Loan as described below. At March 31, 2015, approximately $0.9 million was outstanding on this line of credit and borrowing availability was approximately $2.1 million.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Notes Payable

Outstanding notes payable consist of (all amounts in thousands):

	March 31, 2015	December 31, 2014
Senior Debt - Term Loan	$3,795	$4,239
Senior Debt - Real Estate Loan	1,519	1,551
Subordinated Term Loan	9,944	9,676
Promissory Note Payable	753	860
Total	16,011	16,326
Less: Unamortized debt discount	(280)	(337)
Less: Current portion of notes payable, including current portion of unamortized debt discount and including an adjustment to reflect scheduled maturities of refinanced debt (See Note 16)	(982)	(5,775)
Notes payable, net of current portion	$14,749	$10,214

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

Subordinated Term Loan

On July 29, 2010, the subordinated term loan of $8.5 million (the “Subordinated Term Loan”) was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest is accrued in kind through December 19, 2015 and then payable monthly in cash through the June 30, 2016 maturity date. Interest is accrued monthly at a rate of 11% per annum. No principal payments are required until maturity. The Company has the right to prepay the loan in whole or in part at any time without penalty in the event that the Company’s indebtedness with TD Bank is repaid. The Subordinated Term Loan ranks junior to all debt held by TD Bank but senior to all other remaining long-term debt including existing and future subordinated debt. The Subordinated Term Loan is convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan has been converted to the Company’s common stock. The Company previously determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Simultaneous with the issuance of the Subordinated Term Loan during 2010, the Company issued warrants to repay certain costs of obtaining the convertible notes. These warrants allowed the holder to purchase 160,000 shares of common stock at $1.50 per share through July 19, 2018. A portion of the $8.5 million gross proceeds from the issuance of the loan was allocated to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants ($207,000) was recorded as a debt discount and an increase to additional paid-in capital on our consolidated balance sheet. The warrant’s fair value was increased by $94,000 in 2012 due to (i) a decrease in the exercise price of the warrants and (ii) an extension of the term of the warrant. The warrants were amended again during 2013 in connection with the Senior Amendment described above. An additional amount of approximately $241,000 was added to debt discount and warrant liability during 2013 relating to (i) another decrease in the exercise price of the warrants to $0.01, (ii) an extension of the term of the warrants, and (iii) an increase to the number of shares of common stock that may be purchased upon exercise of the warrants to 455,514 shares of common stock that may be purchased. The debt discount is being amortized to interest expense using the effective interest method over the life of the convertible notes which have a maturity date of June 30, 2016. As a result of the amendment to the warrants, the warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability. The warrant liability relating to the 455,514 shares of common stock which may be purchased upon exercise of the warrants is approximately $45,000 as of March 31, 2015 (see Note 8).

The Company’s Senior Debt and Subordinated Term Loan were refinanced during May 2015 (see Note 16).

Promissory Note Payable

On November 19, 2013, the Company entered into a legal settlement agreement. The executed settlement agreement provided for the Company to make a series of payments to Antonio Colon in the amount of $215,000 annually, for a total of $1,075,000 pursuant to the Promissory Note executed on November 19, 2013 (the “Promissory Note”). This Promissory Note bears interest at a rate of 2% annually and requires principal and interest payments each March and September. The Promissory Note has a maturity date of October 15, 2018.

7.	PREFERRED STOCK

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

Series B Convertible Preferred Stock

On July 30, 2014, the Company entered into a Securities Purchase Agreement (the “Series B and C Purchase Agreement”) with Cova Small Cap Holdings, LLC (“Cova”), Bayonet Capital Fund I, LLC, and another investor (each, an “Investor”) for the purchase by the Investors of an aggregate of 1,000 units of securities of the Company (the “Units”) for an aggregate purchase price of $2.0 million (or $2,000.00 per Unit), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series B Preferred Stock”), and (2) one share of Series C Preferred Stock of the Company, par value $0.001 per share (the “Series C Preferred Stock”). Approximately $1.3 million of the net proceeds from the sale of the Units was used to pay a contingent legal obligation pursuant to Civil Action No. 06-706 (see Note 12).

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

8.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock. Common stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Common stockholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

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

During 2012, warrants to purchase 160,000 shares of the Company’s common stock issued in conjunction with the Subordinated Term Loan were outstanding. These warrants were amended again during 2013 in connection with the Senior Amendment described in Note 6, at which time they were reclassified to warrants liability. These warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability. As of March 31, 2015 and December 31, 2014, respectively, warrants to purchase 455,514 shares of the Company’s common stock issued relating to the Subordinated Term Loan were outstanding.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Warrants to purchase the Company’s common stock were outstanding as follows as of March 31, 2015:

Warrant Holder	Number of Shares Under Warrant	Number of Shares Exercisable Under Warrant	Exercise Price	Expiration Date
Granite Creek FlexCap I, L.P.	267,950	267,950	$0.01	November 19, 2023
Patriot Capital II, L.P.	187,564	187,564	$0.01	November 19, 2023

The change in the fair value of the warrants liability during the three months ended March 31, 2015 is as follows (amounts in thousands):

Subordinated Term Loan Warrants (see Note 6)
Warrant liability at December 31, 2014	$25
Change in fair value of warrants	20
Warrant liability at March 31, 2015	$45

The fair value as of March 31, 2015 of the Subordinated Term Loan Warrants is estimated using the Black-Scholes pricing model with the following inputs:

Subordinated Term Loan Warrants
Stock price of underlying equity	$0.10
Exercise price	$0.01
Expected term (years)	8.6
Risk-free interest rate	2.1%
Estimated dividend yield	None
Volatility	150.4%

9.	INCOME TAXES

During the three months ended March 31, 2015, the Company incurred approximately $85,000 of foreign tax expense on CTSAS’ income. The Company continues to have a full valuation allowance against its U.S. deferred tax asset. The Company has a valuation allowance of approximately $13.1 million as of March 31, 2015 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses.

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

Bayonet Capital Fund I, LLC, Brook Industrial Park, LLC and JFC are controlled by James Schleck.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

11.	NET INCOME (LOSS) PER COMMON SHARE

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

	(in thousands, except shares and per share information)
	Three Months Ended March 31,
	2015	2014
Numerator (in thousands):
Net loss	$(67)	$(674)
Series A convertible preferred stock dividends	(135)	(120)
Series C preferred stock dividends	(62)	0
Loss available to common stockholders – basic and diluted	$(264)	$(794)

Denominator:
Weighted average shares outstanding – basic and diluted	21,400,244	21,004,592

Loss per common share:
Basic and diluted loss per common share	$(0.01)	$(0.04)

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended March 31,
	2015	2014
Options	10,347,322	2,556,672
Series A convertible preferred stock	33,401,765	6,153,850
Series B convertible preferred stock	35,713,147	0
Amended related party note	7,318,187	1,538,450
Convertible notes payable	2,666,667	2,666,667
Warrants	455,514	6,609,364

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

12.	COMMITMENTS AND CONTINGENCIES

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The Former Owners (1) previously retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (2) are related parties under U.S. GAAP due to their ownership interest in the Company and their membership on the Company’s board of directors. On November 19, 2013, a Release and Escrow Agreement was executed whereby the Company released affiliates of the Former Owners from being obligated on the costs and liabilities associated with Civil Action No. 06-706 in exchange for 625,139 shares of Cyalume stock placed in escrow (the “Escrowed Shares”). During 2013, 625,139 shares of the Company’s common stock were placed into escrow which were applied against any damages during July 2014 up to the value of the shares upon conversion to cash. The Escrowed Shares provided the Company with a source of recovery with respect to any loss, liability or expenses incurred by the Company in connection with Civil Action No. 06-706. The Company reflected the value of the 625,139 Escrowed Shares at each reporting period based upon the close price of Cyalume’s stock at each balance sheet date. The Escrow Shares were transferred during July 2014 in connection with the Confidential Settlement Agreement and Mutual Release discussed below.

On July 10, 2014, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Omniglow Settlement Agreement”) with the Former Owners and members of management of Omniglow Corporation (collectively, the “Omniglow Buyers”). Pursuant to the Omniglow Settlement Agreement, CTI agreed to either pay the full settlement amount of approximately $4.5 million or satisfy the settlement amount as follows: (i) an initial payment of $250,000, (ii) transfer the 625,139 Escrowed Shares, (iii) payment of $1.0 million in cash within 21 days from the execution of the Omniglow Settlement Agreement and (iv) additional payments in cash and/or through cooperative marketing credits of $1.9 million if paid within 18 months from the date of the Omniglow Settlement Agreement, or of approximately $2.4 million if paid within 27 months from the date of the Omniglow Settlement Agreement. During July 2014, the Company fulfilled its obligations under items (i), (ii) and (iii) described above. Approximately $2.8 million of obligations related to this matter is included within the legal obligation line item on the Company’s condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014.

13.	FAIR VALUES OF ASSETS AND LIABILITIES

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at March 31, 2015 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Currency forward contract (see Note 5) (1)	$0	$29	$0	$29
Warrants (see Note 8) (2)	0	0	(45)	(45)
	$0	$29	$(45)	$(16)

(1)	The fair value of these contracts is determined by multiplying the notional amount of the contract by the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the foreign exchange rate as of the date the contract is valued (the balance sheet date). Because the contracts typically have a short duration, the value is not discounted using a present value technique (an income approach).

(2)	The Company has classified its warrant liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model.

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2014 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Warrants (see Note 8) (1)	0	0	(25)	(25)
	$0	$0	$(25)	$(25)

(1)	The Company has classified its warrant liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model.

The Company did not transfer any assets or liabilities between Levels 1, 2 or 3 during the three months ended March 31, 2015. Any such transfer would be based on a review of the inputs used that are significant to the fair value measurement of that asset or liability.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2015, none of our assets or liabilities were remeasured at fair value on a nonrecurring basis.

14.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Three Months Ended March 31
	2015	2014
Interest	$120	$154
Income taxes	31	37

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Series A Convertible Preferred stock accrued dividend	$135	$120
Series C Preferred stock accrued dividend	62	0
Adjustment to warrant liability to fair value upon warrant exercise	0	44
Issuance of 350,000 shares to JFC in connection with settling a contingent consideration liability resulting from the acquisition of CSP	0	242

15.	NEW ACCOUNTING PRONOUNCEMENTS

The following are recent accounting pronouncements that have affected our consolidated financial statements or may affect them in the future.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for annual and interim periods beginning on or after December 15, 2016, and will be effective for the Company beginning on January 1, 2017. Early adoption is not permitted. The Company is currently evaluating the method of adoption and the potential impact the update may have on our financial position and results of operations.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 states that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result is debt issuance cost being presented the same way debt discounts have historically been handled. ASU 2015-03 does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance is effective for the Company as of January 1, 2016 and may be adopted early. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by amounts classified as deferred debt issuance costs, but does not expect this update to have any other effect on its consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

16.	SUBSEQUENT EVENTS

On May 18, 2015, the Company entered into a credit agreement with Monroe Capital Management Advisors, LLC (the “Monroe Credit Agreement”), refinancing its existing Senior Debt and Subordinated Term Loan (see Note 6). The Monroe Credit Agreement provides for a $25.0 million credit facility consisting of up to: (i) a $5.0 million revolving credit facility; (ii) an $18.0 million senior secured term loan (the “Term A Loan”) and (iii) a $2.0 million legal reserve delayed draw term loan, which will be used to satisfy the Omniglow Settlement Agreement amount as described further in Note 12.

The Monroe Credit Agreement has a term of five years and bears interest at a rate of the one-month LIBOR rate plus 9%. The Monroe Credit Agreement requires quarterly repayments of approximately $113,000 beginning on June 30, 2015 through March 31, 2016; quarterly repayments of approximately $225,000 beginning on June 30, 2016 through March 31, 2017; quarterly repayments of approximately $450,000 beginning on June 30, 2017 through March 31, 2020; and a payment of approximately $11.3 million on the Term A Loan maturity date of May 18, 2020. Accrued interest shall be payable monthly in arrears on the last business day of each calendar month.

In accordance with ASC 470-10, the current and non-current maturities within the accompanying Condensed Consolidated Balance Sheet as of March 31, 2015 have been adjusted to reflect the scheduled maturities of the Monroe Credit Agreement.

In connection with the execution of the Monroe Credit Agreement, the Company issued 10 shares of Series D convertible preferred stock (the “Series D Convertible Preferred Stock”).  Each share of Series D Convertible Preferred Stock may be converted at any time at the option of the holder into a number of shares of common stock initially equal to 747,624 shares of common stock, The Series D Convertible Preferred Stock will automatically, without any action on the part of the holder thereof, be converted into that number of fully paid and nonassessable shares of the Company’s common stock equal to the conversion number at the time in effect. The Series D Convertible Preferred Stock has a mandatory conversion date on the tenth anniversary of the issuance date. The Series D Convertible Preferred Stock ranks senior to the Company’s Series A Preferred Stock and the Company’s Series B Preferred Stock. The Company’s Series C Preferred Stock ranks senior to the Series D Convertible Preferred Stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Unless the content otherwise requires, all references to "we", "us", the “Company" or “Cyalume" in this Quarterly Report on Form 10-Q refers to Cyalume Technologies Holdings, Inc.

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

Material Changes in Results of Operations – 3 Months Ended March 31, 2015 versus the 3 Months Ended March 31, 2014

Revenues in 2015 and 2014 were as follows:

Category ($ in millions)	2015	2014	Change
Chemical Light	$4.2	$5.0	$(0.8)
Ammunition	0.2	0.0	0.2
Training and Simulation	0.1	0.1	0
Specialty Products	2.4	2.2	0.2
Total	$6.9	$7.3	$(0.4)

During the first quarter of 2015, Chemical Light revenues decreased from the first quarter of 2014 primarily as a result of lower European military purchases. As much of the Chemical Light revenue comes from indefinite demand/indefinite quantity contracts, we do not have direct insight into patterns of demand/consumption. Ammunition revenues were approximately $0.2 million during the first quarter of 2015 as sales for military training rounds utilizing our technology resumed during February of 2015. Training and Simulation revenues for the first quarter of 2015, which are generated from CTS devices being purchased, remained relatively flat compared to the first quarter of 2014. Specialty Products revenue during the first quarter of 2015 increased over the first quarter of 2014, primarily as a result of an increase in product sales.

Cost of goods sold for the first quarter of 2015 decreased to approximately $3.8 million from the prior year amount of approximately $4.4 million as a result of the lower revenue levels. The gross profit margin for the first quarter of 2015 increased to approximately 45.0% versus 40.0% for the first quarter of 2014. This increase was largely attributable to favorable product mix changes toward an increase in higher-margin product sales during the quarter.

Sales and marketing expenses for the first quarter of 2015 were approximately $0.5 million versus $1.0 million in the first quarter of 2014. The decrease of approximately $0.4 million, or approximately 43.0%, was attributable to a decrease in sales and marketing expenses resulting from the reduction of sales and marketing positions during the last half of 2014.

General and administrative expenses for the first quarter of 2015 were approximately $1.6 million versus $1.9 million for the prior year, or a decrease of approximately $0.3 million. Depreciation expense and professional fees were significantly lower during the first quarter of 2015 compared to the first quarter of 2014.

Research and development expenses of approximately $0.3 million for the first quarter of 2015 decreased slightly by approximately $0.1 million from the prior year. We had fewer research and development initiatives during the first quarter of 2015 versus the same period of the prior year.

During the three months ended March 31, 2015, we incurred approximately $85,000 of foreign tax expense on CTSAS’ income. We continue to have a full valuation allowance against our U.S. deferred tax asset due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized. We have a valuation allowance of approximately $13.1 million as of March 31, 2015 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses.

Material Changes in Financial Condition – March 31, 2015 versus December 31, 2014

Cash was approximately $1.3 million at March 31, 2015, representing a decrease of approximately $1.0 million from December 31, 2014. Combined accounts payable and accrued liabilities increased by approximately $1.0 million; accounts receivable decreased by approximately $0.1 million; inventories increased by approximately $0.7 million.

Our accounts receivable decreased slightly at March 31, 2015 compared to December 31, 2014 due to timing differences of payments. Our receivables are generally collected within 30 days, thus revenues recorded in the 30-day period preceding the measurement date significantly influence the reported balances.

Accounts payable and accrued expenses combined were approximately $5.8 million at March 31, 2015 versus approximately $4.8 million at December 31, 2014, an increase of approximately $1.0 million. Material purchases for ammunition manufacturing accounted for most of this increase, combined with large chemical and foil purchases. Borrowings outstanding under our line of credit, used to meet temporary working capital needs, was approximately $0.9 million at March 31, 2015 versus approximately $2.1 million at December 31, 2014.

The current portion of notes payable was approximately $1.0 million at March 31, 2015, as a result of scheduled maturities of our refinanced debt (See Note 6 and Note 16 within the accompanying Notes to Condensed Consolidated Financial Statements), which was refinanced on May 18, 2015 and is further described below.

On May 18, 2015, we entered into a credit agreement with Monroe Capital Management Advisors, LLC (the “Monroe Credit Agreement”), refinancing our existing Senior Debt and Subordinated Term Loan. The Monroe Credit Agreement provides for a $25.0 million credit facility consisting of up to: (i) a $5.0 million revolving credit facility; (ii) an $18.0 million senior secured term loan (the “Term A Loan”) and (iii) a $2.0 million legal reserve delayed draw term loan, which will be used to satisfy the Omniglow Settlement Agreement amount as described further in Note 12.

The Monroe Credit Agreement has a term of five years and bears interest at a rate of the one-month LIBOR rate plus 9%. The Monroe Credit Agreement requires quarterly repayments of approximately $113,000 beginning on June 30, 2015 through March 31, 2016; quarterly repayments of approximately $225,000 beginning on June 30, 2016 through March 31, 2017; quarterly repayments of approximately $450,000 beginning on June 30, 2017 through March 31, 2020; and a payment of approximately $11.3 million on the Term A Loan maturity date of May 18, 2020. Accrued interest shall be payable monthly in arrears on the last business day of each calendar month. In accordance with ASC 470-10, the current and non-current maturities within the accompanying Condensed Consolidated Balance Sheet as of March 31, 2015 have been adjusted to reflect the scheduled maturities of the Monroe Credit Agreement.

In connection with the execution of the Monroe Credit Agreement, the Company issued 10 shares of Series D convertible preferred stock (the “Series D Convertible Preferred Stock”).  Each share of Series D Convertible Preferred Stock may be converted at any time at the option of the holder into a number of shares of common stock initially equal to 747,624 shares of common stock, The Series D Convertible Preferred Stock will automatically, without any action on the part of the holder thereof, be converted into that number of fully paid and nonassessable shares of the Company’s common stock equal to the conversion number at the time in effect. The Series D Convertible Preferred Stock has a mandatory conversion date on the tenth anniversary of the issuance date. The Series D Convertible Preferred Stock ranks senior to the Company’s Series A Preferred Stock and the Company’s Series B Preferred Stock. The Company’s Series C Preferred Stock ranks senior to the Series D Convertible Preferred Stock.

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, we had $1.3 million and $2.4 million, respectively, of cash on hand. The major sources and uses of cash during 2015 were all in the normal course of business.

Capital expenditures and payments for intangibles were approximately $0.3 million for the three months ended March 31, 2015 and approximately $0.1 million for the three months ended March 31, 2014. We expect to fund capital expenditures for the remainder of 2015 from existing cash and operating cash flows.

CTI has a line of credit with a maximum borrowing capacity of $5.0 million with TD Bank N.A. (“TD Bank”). The amount which may be borrowed from this line of credit is dependent mainly on accounts receivable and inventory balances. Interest is payable monthly and is determined based on (i) the Prime Rate, plus 3%. The line of credit’s interest rate at March 31, 2015 was 6.25%. The line of credit expires on December 19, 2015. This line of credit is subject to (i) the same restrictive covenants and (ii) the same collateral and guarantees as the senior debt Term Loan and the senior debt Real Estate Loan. At March 31, 2015, $0.9 million was outstanding on this line of credit and borrowing availability was approximately $2.1 million at March 31, 2015. At December 31, 2014, approximately $2.1 million was outstanding on this line of credit and borrowing availability was approximately $0.6 million.

We were in compliance with the financial covenants related to these loans as of March 31, 2015.

We did not pay a dividend in the three months ended March 31, 2015 and we do not intend to pay a common dividend in the future. We are accruing dividends in connection with the Series A Convertible Preferred Stock issued on November 19, 2013 and in connection with the Series C Preferred Stock issued on July 30, 2014.

Other than immaterial operating leases, we did not have any off-balance sheet arrangements during 2015 or 2014.

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

We also provide research and development services for customers for which we earn payments that are contingent upon achieving a specific result (“milestones”). Upon achieving such milestones, revenue is recognized provided the payment is (i) related to past performance, (ii) reasonable relative to all of the deliverables and payment terms within the arrangement with our customer, and (iii) nonrefundable.

Warrant Liability

The Company uses fair values as determined by significant unobservable inputs. These estimated values are significant inputs into the Black Scholes pricing model and the Monte Carlo simulation method used to calculate the estimated fair value of warrants potentially settleable in cash, which are recorded as warrants liability. The estimated fair value of the common warrants and the preferred warrants are determined at each balance sheet date and the change in the estimated fair value of the warrants is reflected within the Company’s statements of comprehensive loss.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of March 31, 2015 or December 31, 2014.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

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

Cyalume Technologies Holdings, Inc.

Date: May 18, 2015	By:	/s/ Zivi Nedivi

Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2015	By:	/s/ Michael Bielonko

Michael Bielonko, Chief Financial Officer
(Principal Financial Officer)

