Form 10-Q
period 2015-06-30
Cyalume Technologies Holdings, Inc.
filed 2015-08-14
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 2015, there were outstanding 21,400,244 shares of the registrant’s Common Stock, par value $.001 per share.

Cyalume Technologies Holdings, Inc.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)	4

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity for the Six Months Ended June 30, 2015 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Current assets:
Cash	$1,073	$2,358
Accounts receivable, net of allowance for doubtful accounts of $21 and $22, respectively	4,554	3,622
Inventories, net	8,168	7,826
Income taxes refundable	130	0
Prepaid expenses and other current assets	1,184	648
Total current assets	15,109	14,454

Property, plant and equipment, net	6,869	7,120
Goodwill	7,992	7,992
Other intangible assets, net	6,111	6,591
Debt issue costs, noncurrent	880	0
Other noncurrent assets	0	18
Total assets	$36,961	$36,175
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,000	$2,050
Current portion of notes payable	598	5,775
Accounts payable	2,230	2,144
Accrued expenses	2,223	2,690
Deferred revenue and deferred rent	166	181
Income taxes payable	400	644
Capital lease obligation	0	7
Warrants liability	30	25
Legal obligation	1,400	0
Total current liabilities	10,047	13,516

Notes payable, net of current portion	16,598	10,214
Note payable due to related parties	0	2,100
Deferred income taxes	376	430
Legal obligation	0	2,781
Other noncurrent liabilities	280	282
Total liabilities	27,301	29,323

Commitments and contingencies (Note 12)

Series C preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	2,230	2,103
Series D convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 10 shares issued and outstanding	830	0
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 123,097 shares issued and outstanding	4,840	4,564

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	1,401	1,401
Common stock, $0.001 par value; 150,000,000 shares authorized; 21,400,244 shares issued and outstanding	21	21
Additional paid-in capital	102,871	103,014
Accumulated deficit	(101,604)	(103,590)
Accumulated other comprehensive loss	(929)	(661)
Total stockholders’ equity	1,760	185
Total liabilities and stockholders' equity	$36,961	$36,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except shares and per share information)

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$9,916	$8,887	$16,858	$16,156
Cost of revenues	5,326	5,336	9,130	9,728
Gross profit	4,590	3,551	7,728	6,428

Other expenses (income):
Sales and marketing	562	911	1,108	1,865
General and administrative	1,912	1,554	3,486	3,473
Research and development	287	379	599	754
Interest expense, net	857	524	1,360	1,037
Interest expense – related party	37	117	100	223
Amortization of intangible assets	238	497	477	993
Legal settlement	(1,381)	0	(1,381)	0
Change in warrant liability fair value	(15)	(4,095)	5	(5,042)
Other expenses, net	6	291	(131)	352
Total other expenses, net	2,503	178	5,623	3,655

Income before income taxes	2,087	3,373	2,105	2,773
Provision for income taxes	34	101	119	175
Net income	2,053	3,272	1,986	2,598

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	73	(44)	(268)	(52)
Other comprehensive income (loss)	73	(44)	(268)	(52)
Comprehensive income	$2,126	$3,228	$1,718	$2,546

Net income	$2,053	$3,272	$1,986	$2,598
Series A convertible preferred stock dividends	(141)	(125)	(276)	(245)
Series C preferred stock dividends	(65)	0	(127)	0
Net income available to common stockholders	$1,847	$3,147	$1,583	$2,353

Earnings per common share:
Basic	$0.09	$0.15	$0.07	$0.11
Diluted	$0.02	$0.10	$0.02	$0.08
Weighted average shares used to compute net earnings per common share:
Basic	21,400,244	21,362,564	21,400,244	21,184,567
Diluted	100,479,954	32,153,976	100,370,051	29,322,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Preferred Stock and Stockholders' Equity

(in thousands, except shares)

(Unaudited)

	Series A Convertible Preferred Stock		Series C Preferred Stock		Series D Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2014	123,077	$4,564	1,000	$2,103	0	$0	1,000	$1,401	21,400,244	$21	$103,014	$(103,590)	$(661)	$185

Dividends accrued on Series A and Series C preferred stock	0	276	0	127	0	0	0	0	0	0	(403)	0	0	(403)
Issuance of Series A and Series D convertible preferred stock	20	0	0	0	10	830	0	0	0	0	0	0	0	0
Relative fair value allocated to warrant issued	0	0	0	0	0	0	0	0	0	0	46			46
Share-based compensation	0	0	0	0	0	0	0	0	0	0	214	0	0	214
Net income	0	0	0	0	0	0	0	0	0	0	0	1,986	0	1,986
Other comprehensive loss	0	0	0	0	0	0	0	0	0	0	0	0	(268)	(268)
Balance at June 30, 2015	123,097	$4,840	1,000	$2,230	10	$830	1,000	$1,401	21,400,244	$21	$102,871	$(101,604)	$(929)	$1,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,986	$2,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	615	750
Amortization of intangible assets, debt issuance costs and debt discount	905	1,111
Non-cash interest expense	414	490
Share-based compensation expense	214	262
Change in fair value of derivatives	(29)	0
Change in fair value of warrant liability	5	(5,042)
Legal settlement	(1,381)	0
Other non-cash expenses	4	8
Changes in operating assets and liabilities:
Accounts receivable	(404)	16
Inventories	(422)	1,137
Prepaid expenses and other current assets	(49)	197
Accounts payable and accrued liabilities	(375)	(1,494)
Accrued interest on note payable to related party	(504)	125
Deferred revenue and deferred rent	(15)	267
Income taxes payable	(359)	181
Net cash provided by operating activities	605	606

Cash flows from investing activities:
Purchases of long-lived assets	(483)	(104)
Payments for intangibles	(84)	(152)
Net cash used in investing activities	(567)	(256)

Cash flows from financing activities:
(Repayments on) proceeds from TD Bank line of credit, net	(2,050)	650
Principal repayments on CTI long term notes payable	(15,880)	(962)
Borrowings on Monroe line of credit, net	3,000	0
Borrowings on Monroe long term notes payable, net of repayments	17,888	0
Repayment of related party note payable	(2,100)	0
Principal payments on capital lease obligations	(7)	(7)
Proceeds received from warrant exercise	0	1
Payment of preferred stock issuance costs	0	(53)
Payment in connection with legal settlement agreement	(107)	(107)
Payment of debt issuance and deferred financing costs	(1,983)	(15)
Net cash used in financing activities	(1,239)	(493)

Effect of exchange rate changes on cash	(84)	(17)
Net decrease in cash	(1,285)	(160)
Cash, beginning of period	2,358	865
Cash, end of period	$1,073	$705

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results from operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2015. The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

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

These consolidated financial statements and footnotes include the financial position and operations of Cyalume Technologies Holdings, Inc. (“Cyalume”), a holding company that is the sole shareholder of Cyalume Technologies, Inc. (“CTI”), of Cyalume Specialty Products, Inc. (“CSP”) and of CT SAS Holdings, Inc. (“CT SAS Holdings”). CTI is the sole shareholder Cyalume Realty, Inc. (“CRI”) and Combat Training Solutions, Inc. (“CTS”) and CT SAS Holdings is the sole shareholder of Cyalume Technologies, SAS (“CTSAS”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s primary focus is providing tactical and training solutions to the military of the U.S. and other countries through both products and services.

CTI and CTSAS manufacture and sell chemiluminescent products and reflective and photoluminescent materials to military, ammunition, commercial and public safety markets. CTSAS is located in France and represents us in certain international markets, primarily Europe and the Middle East. CTI sells to customers in all other geographic markets. CTI’s and CTSAS’s business operations constitute the majority, based on revenues and assets, of our consolidated business operations.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The Company’s business is managed and financial results are reported as one segment. Our CEO, who is the Company’s chief operating decision maker, focuses on consolidated results to make strategic and tactical decisions. The Company’s one operating segment consists of three reporting units: Chemical Light (the operations of CTI, CTS and CTSAS), Specialty Products (the operations of CSP) and Other (the operations of CRI, the holding company CT SAS Holdings and the parent company Cyalume Technologies Holdings, Inc.).

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2015, the Company had net income of approximately $2.0 million and generated approximately $0.6 million of cash from its operations. As of June 30, 2015, the Company has an accumulated deficit of approximately $101.6 million, stockholders’ equity of approximately $1.8 million and the Company’s unrestricted cash balance was approximately $1.1 million.

Due to uncertainty about the Company’s ability to meet its current debt obligations, in their report on our annual financial statements for the year ended December 31, 2014, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Management continues to evaluate various possibilities including but not limited to refinancing or restructuring the Company’s debt, reducing or eliminating operating expenses, and raising additional capital through the issuance of common or preferred stock or securities convertible into common stock. Effective May 18, 2015, the Company refinanced the majority of its debt (see Note 6).

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

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$4,792	$4,777
Work-in-process	1,896	1,546
Finished goods	1,480	1,503
	$8,168	$7,826

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative assets and (liabilities) as of June 30, 2015 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contract	Other current assets	$5
Warrants	Warrant liability	(30) (See Note 8)

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Under certain circumstances, the Company uses currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. The Company reports these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other (income) expenses, net within the accompanying condensed consolidated statements of comprehensive income. At June 30, 2015, the Company held one such currency forward contract. See Note 13 for a description of how the fair value of these contracts is estimated.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

6.	CREDIT LINE AND NOTES PAYABLE

Monroe Refinancing

On May 18, 2015, the Company entered into a credit agreement with Monroe Capital Management Advisors, LLC (the “Monroe Credit Agreement”), refinancing its existing senior and subordinated debt (see below). The Monroe Credit Agreement provides for a $25.0 million credit facility consisting of up to: (i) a $5.0 million revolving credit facility (the “Monroe Line of Credit”); (ii) an $18.0 million senior secured term loan (the “Term A Loan”) and (iii) a $2.0 million delayed draw term loan (the “Delayed Draw Loan”), which will be used to satisfy the Omniglow Settlement Agreement amount as described further in Notes 12 and 16.

The Monroe Credit Agreement has a term of five years and bears interest at a rate of the one-month LIBOR plus 9%. The Term A Loan requires quarterly repayments of approximately $113,000 beginning on June 30, 2015 through March 31, 2016; quarterly repayments of approximately $225,000 beginning on June 30, 2016 through March 31, 2017; quarterly repayments of approximately $450,000 beginning on June 30, 2017 through March 31, 2020; and a payment of approximately $11.3 million on the Term A Loan maturity date of May 18, 2020. Accrued interest shall be payable monthly in arrears on the last business day of each calendar month.

Pursuant to the terms of the Monroe Credit Agreement, the Company must maintain: (i) a fixed charge coverage ratio of 1.25 to 1.00; (ii) a senior debt to EBITDA ratio of 4.50 to 1.00, decreasing to 1.50 to 1.00 over the term of the loans; and (iii) a twelve month trailing EBITDA , measured quarterly, in the amount of $4,750,000, increasing to $7.0 million over the term of the loans. The Company was in compliance with the financial covenants related to these loans as of June 30, 2015.

The Delayed Draw Loan, which was drawn on August 3, 2015 (see Note 12), provides for quarterly amortization payments on the last day of each calendar quarter in an aggregate principal amount equal to 0.625% of the original principal amount of the Delayed Draw Loan, increasing to 1.25% on March 31, 2016, and increasing to 2.5% on March 31, 2017, with the balance payable on the maturity date of May 18, 2020.

In connection with the execution of the Monroe Credit Agreement, the Company issued 10 shares of Series D convertible preferred stock (the “Series D Convertible Preferred Stock”).  Each share of Series D Convertible Preferred Stock may be converted at any time at the option of the holder into a number of shares of common stock initially equal to 752,807.8 shares of common stock (see Note 7).

The proceeds from the Monroe Credit Agreement were allocated to the instruments issued based on their relative fair value.

Line of Credit

The Monroe Line of Credit has a maximum borrowing capacity of $5.0 million, bears interest at a rate of the one-month LIBOR plus 9% and expires on May 18, 2020. The Monroe Line of Credit replaced the Company’s previous line of credit with TD Bank N.A. (“TD Bank”). The amount which may be borrowed under the Monroe Line of Credit is dependent mainly on accounts receivable and inventory balances. Under the terms of the Monroe Credit Agreement, the Company is able to borrow under the Monroe Line of Credit in an amount not to exceed the lesser of: (i) $5.0 million and (ii) the sum of 85% of all eligible accounts receivable plus 60% of all eligible inventory. Interest is payable monthly and the Monroe Line of Credit’s interest rate at June 30, 2015 was 10%. This line of credit is subject to various restrictive covenants and collateral guarantees. At June 30, 2015, approximately $3.0 million was outstanding on the Monroe Line of Credit and borrowing availability was approximately $2.0 million.

Notes Payable

Outstanding notes payable consist of (all amounts in thousands):

	June 30, 2015	December 31, 2014
Monroe Term A Loan	$17,888	$0
TD Bank Term Loan	0	4,239
TD Bank Real Estate Loan	0	1,551
Subordinated Term Loan	0	9,676
Promissory Note Payable	753	860
Total	18,641	16,326
Less: Unamortized debt discount	(1,445)	(337)
Less: Current portion of notes payable, including current portion of unamortized debt discount	(598)	(5,775)
Notes payable, net of current portion	$16,598	$10,214

Term Loans

In addition to the previous line of credit with TD Bank, CTI previously had two loans payable to TD Bank, a Term Loan and a Real Estate Loan (together, the “Senior Debt”), that were originally entered into on December 19, 2008, and which were amended twice during 2012 to modify certain financial and non-financial covenants required by these loans. The Fourth Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement (the “Senior Amendment”) was entered into on November 19, 2013.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

On July 29, 2010, the subordinated term loan of $8.5 million (the “Subordinated Term Loan”) was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest was being accrued in kind monthly at a rate of 11% per annum. No principal payments were required until maturity. The Subordinated Term Loan was convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan was converted to the Company’s common stock. The Company previously determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP. Simultaneous with the issuance of the Subordinated Term Loan during 2010, the Company issued warrants to repay certain costs of obtaining the convertible notes. These warrants allowed the holder to purchase 160,000 shares of common stock at $1.50 per share through July 19, 2018. A portion of the $8.5 million gross proceeds from the issuance of the loan was allocated to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants was recorded as a debt discount and an increase to additional paid-in capital. The warrant’s fair value was increased in 2012 due to (i) a decrease in the exercise price of the warrants and (ii) an extension of the term of the warrant. The warrants were amended again during 2013 in connection with the Senior Amendment described above. An additional amount was added to debt discount and warrant liability during 2013 relating to (i) another decrease in the exercise price of the warrants to $0.01, (ii) an extension of the term of the warrants, and (iii) an increase to the number of shares of common stock that may be purchased upon exercise of the warrants to 455,514 shares of common stock that may be purchased. The debt discount was being amortized to interest expense using the effective interest method over the life of the convertible notes which had a maturity date of June 30, 2016. As a result of the amendment to the warrants in 2013, the warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability. The warrant liability relating to the 455,514 shares of common stock which may be purchased upon exercise of the warrants is approximately $30,000 as of June 30, 2015 (see Note 8).

The Company’s Senior Debt and Subordinated Term Loan were refinanced on May 18, 2015.

Upon the consummation of the Monroe Credit Agreement, the Company paid in full all amounts due under (i) the Amended and Restated Revolving Credit and Term Loan Agreement, dated July 29, 2010, as amended (the “Senior Credit Agreement”), by and among the Company, Cyalume Technologies, Inc. (“CTI”), certain of the Company’s other subsidiaries and TD Bank, N.A., as administrative agent and lender, (ii) the Subordinated Term Loan, dated July 29, 2010, as amended (the “Subordinated Loan Agreement”), by and among the Company, CTI, certain of the Company’s other subsidiaries, Granite Creek Flexcap I, L.P., Patriot Capital II, L.P. and Granite Creek Partners Agent, L.L.C., as administrative agent, and (iii) the amended and restated promissory note, dated November 19, 2013, as amended, previously issued by the Company to JFC Technologies, LLC (the “Amended JFC Note”) (see Note 10), such that each of the Senior Credit Agreement, the Subordinated Loan Agreement and the Amended JFC Note was paid in full and the Company has no further financial obligations thereunder. During the six months ended June 30, 2015, the Company expensed the remaining unamortized issuance costs relating to the previous Senior Debt and Subordinated Term Loan of approximately $0.3 million which is included within interest expense, net, within the accompanying Condensed Consolidated Statements of Comprehensive Income.

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

Each share of Series A Preferred Stock may be converted at any time at the option of the holder into a number of shares of common stock initially equal to 50 shares of common stock, determined by dividing the Liquidation Value per share of Series A Preferred Stock by the

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

applicable conversion price per share of Series A Preferred Stock. The initial conversion price was equal to $0.65, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions. Pursuant to the Series A Certificate of Designation amended on July 30, 2014 and amended again on May 15, 2015 (the “Amended Series A Certificate of Designation”), the conversion price per share of Series A Preferred Stock is now equal to $0.13664587. The Series A Preferred Stock is not subject to mandatory conversion at any time.

Upon voluntary or involuntary liquidation, dissolution or winding up of the Company, each holder of Series A Preferred Stock is entitled to a liquidation preference of $32.50 per share, plus any accrued but unpaid dividends, subject to customary adjustments as set forth in the Amended Series A Certificate of Designation (the “Series A Liquidation Value”).

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

The shares of Series B Preferred Stock have the rights and preferences set forth in the Certificate of Designation of Series B Convertible Preferred Stock, which was amended on May 15, 2015 (the “Amended Series B Certificate of Designation”). Pursuant to the Amended Series B Certificate of Designation, each share of Series B Preferred Stock ranks senior to the Company’s common stock (the “Common Stock”) and the Company’s Series A Preferred Stock with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company. Upon the Company’s liquidation, sale to or merger with another corporation or other “Change of Control” (as such term is defined in the Amended Series B Certificate of Designation), each share of Series B Preferred Stock would be entitled to a liquidation preference in an amount equal to the amount per share that would have been payable had all shares of Series B Preferred Stock been converted into Common Stock immediately prior to such event in accordance with the terms of the Amended Series B Certificate of Designation, excluding for purposes of such calculation the liquidation preference payable to the holders of Series A Preferred Stock. Holders of the Series B Preferred Stock are entitled to convert at any time all or any portion of the shares of Series B Preferred Stock into a number of shares of Common Stock initially equal to 35,713.147 shares of Common Stock per share of Series B Preferred Stock (the “Conversion Number”), such that the 1,000 shares of Series B Preferred Stock issued pursuant to the Purchase Agreement will initially be convertible into a number of shares of Common Stock representing approximately 40% of the total number of shares of Common Stock outstanding, calculated on a fully-diluted basis, assuming the conversion of all outstanding shares of Series A Preferred Stock and Series B Preferred Stock. The Conversion Number is subject to customary adjustments, including for dividends, stock splits and other reorganizations affecting the Common Stock. In addition, the Conversion Number is subject to anti-dilution protections, subject to certain exceptions, if the Company issues or sells shares of Common Stock or other equity securities for no consideration or for

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

consideration that is based on an equity valuation of the Company of less than $2.0 million in the aggregate (a “Trigger Issuance”). In the event of a Trigger Issuance, the Conversion Number shall be increased as of the close of business on the effective date of the Trigger Issuance to a number calculated as follows: (i) two-thirds of the Common Stock deemed Outstanding (as defined in the Amended Series A Certificate of Designation) immediately following such Trigger Issuance (excluding any Common Stock Deemed Outstanding as a result of the conversion of the Series B Preferred Stock) (ii) divided by 1,000. Each share of Series B Preferred Stock will automatically convert into shares of Common Stock on the tenth anniversary of its original issuance date, at the then-current Conversion Number. Each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which such share is convertible and will be entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration.

Series C Preferred Stock

The shares of Series C Preferred Stock have the rights and preferences set forth in the Certificate of Designation of Series C Preferred Stock, which was amended on May 15, 2015 (the “Amended Series C Certificate of Designation”). Pursuant to the Amended Series C Certificate of Designation, each share of Series C Preferred Stock ranks senior to the Common Stock, the Series A Preferred Stock, the Series B Preferred Stock and the Series D Preferred Stock with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company. Upon the Company’s liquidation, sale to or merger with another corporation or other “Change of Control” (as such term is defined in the Amended Series C Certificate of Designation), each share of Series C Preferred Stock would be entitled to a liquidation preference equal to the sum of: (1) $3,000 per share (the “Base Liquidation Value”) and the (2) the amount, if any, by which the Base Value exceeds 150% of the purchase price (the “Excess Liquidation Value), plus any accrued but unpaid dividends, in each case subject to customary adjustments as set forth in the Amended Series C Certificate of Designation. Holders of the Series C Preferred Stock are entitled to cumulative quarterly dividends at a rate of 12% per annum, calculated based on an assumed price of $2,000 per share, payable in cash or in kind; provided that to the extent not paid in cash or by issuance of additional shares of Series C Preferred Stock on the last day of each calendar quarter (a “Dividend Payment Date”), all accrued dividends on any outstanding shares of Series C Preferred Stock shall accumulate and compound. In the event the Company has not paid in cash or by the issuance of additional shares of Series C Preferred Stock all accrued dividends on a Dividend Payment Date, at the election of holders of at least 75% of the outstanding shares of Series C Preferred Stock (the “Requisite Holders”), all such dividends accruing on the shares of Series C Preferred Stock will be paid in shares of Series C Preferred Stock. From and after the fifth anniversary of the issuance of the shares of Series C Preferred Stock, the Requisite Holders will have the right to elect to cause the Company to redeem, out of funds legally available therefore, all but not less than all of the then outstanding shares of Series C Preferred Stock, for a price per share equal to the Series C Liquidation Value for such shares. In addition, the Company has the right to redeem at any time, out of funds legally available therefore, all or any portion of the then outstanding shares of Series C Preferred Stock, for a price per share equal to the Series C Liquidation Value for such shares. The Series C Preferred Stock is not convertible into Common Stock or other securities of the Company, and does not have any voting rights. As a result of the redemption provisions, the Series C Preferred Stock has been classified outside of permanent equity.

Series D Convertible Preferred Stock

In connection with the execution of the Monroe Credit Agreement, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Monroe Capital Corporation, Monroe Capital Senior Secured Direct Loan Fund LP, Monroe Capital Senior Secured Direct Loan Fund (Unleveraged) LP and Monroe Capital Partners Fund II, LP. Pursuant to the Subscription Agreement, the Company issued 10 shares of $0.001 par value per share Series D convertible preferred stock (the “Series D Convertible Preferred Stock”).  Each share of Series D Convertible Preferred Stock may be converted at any time at the option of the holder into a number of shares of common stock initially equal to 752,807.8 shares of common stock. The Series D Convertible Preferred Stock will automatically, without any action on the part of the holder thereof, be converted into that number of fully paid and nonassessable shares of the Company’s common stock equal to the conversion number at the time in effect. The Series D Convertible Preferred Stock has a mandatory conversion date on the tenth anniversary of the issuance date. The Series D Convertible Preferred Stock ranks senior to the Company’s Series A Preferred Stock and the Company’s Series B Preferred Stock. The Company’s Series C Preferred Stock ranks senior to the Series D Convertible Preferred Stock. The shares of Series D Preferred Stock have the rights and preferences set forth in the Certificate of Designation of Series D Convertible Preferred Stock (the “Series D Certificate of Designation”).

In the event of any voluntary or involuntary liquidation, the holders of the Series D Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders before any payment shall be made to the holders of junior securities. The Series C Preferred Stockholders would receive the Base Liquidation Value first, and not be entitled to the Excess Liquidation Value (as defined in the Amended Certificate of Designation of the Series C Preferred Stock) until the holders of the Series D Convertible Preferred Stock receive a pro rata Liquidation Value amount in cash. If at any time the Company redeems the outstanding

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

shares of Series A Preferred Stock or Series C Preferred Stock, the holders of the Series D Preferred Stock would have the right to elect to cause the Company to redeem, out of funds legally available therefore, all but not less than all of the then outstanding shares of Series D Preferred Stock, for a price per share equal to the Liquidation Value for such shares; provided that, prior to the Company paying the full redemption price for all outstanding shares of Series D Preferred Stock, the Company would not be permitted to pay (i) any amounts in excess of the Series C Base Liquidation Value upon the redemption of shares of Series C Preferred Stock or (ii) any amounts upon the redemption of shares of Series A Preferred Stock. In the event of a voluntary or involuntary liquidation, each share of Series D Preferred Stock would be entitled to a liquidation preference in an amount equal to the amount per share that would have been payable had all shares of Series D Preferred Stock been converted into Common Stock immediately prior to such event in accordance with the terms of the Series D Certificate of Designation, excluding for purposes of such calculation the liquidation preference payable to the holders of Series A Preferred Stock and the holders of Series B Preferred Stock. The Series D Preferred Stock does not have any voting rights, except that the written consent of the holders of a majority of the then-outstanding Series D Preferred Stock shall be required for the Company to take certain actions, including the amendment of its certificate of incorporation or bylaws in a manner that adversely affects the relative rights, preferences, privileges or powers of holders of Series D Preferred Stock. As a result of the redemption provisions, the Series D Convertible Preferred Stock has been classified outside of permanent equity.

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

Common and Preferred Warrants

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

During 2012, warrants to purchase 160,000 shares of the Company’s common stock issued in conjunction with the Subordinated Term Loan were outstanding and initially accounted for within equity. These warrants were amended again during 2013 in connection with the Senior Amendment described in Note 6, at which time they were reclassified to warrants liability. These warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability. As of June 30, 2015 and December 31, 2014, warrants to purchase 455,514 shares of the Company’s common stock issued relating to the Subordinated Term Loan were outstanding.

Pursuant to the terms of a letter agreement previously entered into between the Company and Dragonfly Capital Partners, LLC (“Dragonfly”) under which Dragonfly provided advisory services to the Company in connection with the Company’s debt financing, the Company paid $820,000 cash to Dragonfly and issued to Dragonfly a warrant on May 18, 2015 to purchase from the Company up to an aggregate of 1,003,744 shares of Common Stock (subject to customary adjustments) at an exercise price of $0.05 per share (the “Dragonfly Warrant”). The Dragonfly warrant is being accounted for within equity at its initial fair value.

The estimated fair value of the Dragonfly Warrant was recorded as an issuance cost in connection with the Monroe refinancing transaction. The Dragonfly Warrant fair value of approximately $46,000 was estimated using the Black-Scholes pricing model with the following inputs:

Stock price of underlying equity	$0.05
Exercise price	$0.05
Expected term (years)	5.0
Risk-free interest rate	1.5%
Estimated dividend yield	None
Volatility	157.0%

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Warrants to purchase the Company’s common stock were outstanding as follows as of June 30, 2015:

Warrant Holder	Number of Shares Under Warrant	Number of Shares Exercisable Under Warrant	Exercise Price	Expiration Date
Granite Creek FlexCap I, L.P. (“Granite”)	267,950	267,950	$0.01	November 19, 2023
Patriot Capital II, L.P. (“Patriot”)	187,564	187,564	$0.01	November 19, 2023
Dragonfly Capital Partners, LLC (“Dragonfly”)	1,003,744	1,003,744	$0.05	May 18, 2020

The fair value as of June 30, 2015 of the Granite and Patriot Warrants is estimated using the Black-Scholes pricing model with the following inputs:

Granite and Patriot Warrants
Stock price of underlying equity	$0.06
Exercise price	$0.01
Expected term (years)	8.4
Risk-free interest rate	2.2%
Estimated dividend yield	None
Volatility	162.4%

The change in the fair value of the warrants liability during the six months ended June 30, 2015 is as follows (amounts in thousands):

Granite and Patriot Warrants (see Note 6)
Warrant liability at December 31, 2014	$25
Change in fair value of warrants	5
Warrant liability at June 30, 2015	$30

9.	INCOME TAXES

During the six months ended June 30, 2015, the Company recorded approximately $79,000 of foreign tax expense on CTSAS’s income and approximately $40,000 of state income tax expense on CSP’s income. During the six months ended June 30, 2014, the Company recorded approximately $157,000 of foreign tax expense on CTSAS’s income. The Company continues to have a full valuation allowance against its U.S. deferred tax asset. The Company has a valuation allowance of approximately $13.1 million as of June 30, 2015 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses.

10.	RELATED PARTY TRANSACTIONS

Financing Arrangements with Related Parties

In December 2012, the Company entered into a $2,100,000 unsecured promissory note with JFC Technologies, LLC (“JFC”), an entity controlled by James Schleck, a previous employee of CSP, who is an owner of a significant amount of the Company’s common shares and is a Board member. On November 19, 2013, the unsecured promissory note was amended (the “Amended JFC Note”). Pursuant to the Amended JFC Note, interest accrued at the rate of 12% per annum, retroactive to the date of the original note. On May 18, 2015, the

 Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Amended JFC Note of approximately $2.1 million and approximately $0.5 million of accrued interest on the Amended JFC Note were repaid in connection with the Company refinancing its debt. Pursuant to the Amended JFC Note, up to $1.0 million of the principal amount was convertible, at the option of JFC, into the number of shares of Series A Preferred Stock equal to the portion of the principal amount being converted divided by the conversion price of $32.50 per share. On May 18, 2015, $650 was converted into 20 shares of Series A Preferred Stock issued to James Schleck.

CSP leases property in Bound Brook, New Jersey, from Brook Industrial Park, LLC. This lease requires monthly lease payments of approximately $30,000 and ends on August 31, 2016, with extension options available.

Bayonet Capital Fund I, LLC, Brook Industrial Park, LLC and JFC are controlled by James Schleck.

11.	NET INCOME PER COMMON SHARE

Basic income per common share is computed by dividing net income available to common stockholders by the basic weighted average number of common shares outstanding. Diluted income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of (i) shares issuable upon the exercise of warrants and options (using the “treasury stock” method), (ii) unvested restricted stock awards (using the “treasury stock” method) and (iii) shares issuable upon conversion of convertible notes and convertible preferred stock using the “if-converted” method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Numerator (in thousands):
Net income	$2,053	$3,272	$1,986	$2,598
Less: Series A convertible preferred stock dividends	(141)	(125)	(276)	(245)
Less: Series C preferred stock dividends	(65)	0	(127)	0
Income available to common stockholders - basic	$1,847	$3,147	$1,583	$2,353
Effect of dilutive securities:
Less: Change in fair value of warrant liability for dilutive warrants (income) expense	(15)	(232)	5	(228)
Add: Convertible related party promissory note	16	30	45	60
Add: Series A convertible preferred stock dividends	141	125	276	245
Add: Convertible debt	0	250	0	0
Income available to common stockholders - diluted	$1,989	$3,320	$1,909	$2,430

Denominator:
Weighted average shares outstanding - basic	21,400,244	21,362,564	21,400,244	21,184,567
Effect of dilutive securities:
Warrants	608,274	432,445	506,553	445,787
Series B convertible preferred stock	35,713,147	0	35,713,147	0
Series D convertible preferred stock	3,474,498	0	1,746,847	0
Convertible related party promissory note	3,860,143	1,538,450	5,579,612	1,538,450
Series A convertible preferred stock	35,423,648	6,153,850	35,423,648	6,153,850
Convertible debt	0	2,666,667	0	0
Weighted average common shares - diluted	100,479,954	32,153,976	100,370,051	29,322,654

Income per common share:
Basic	$0.09	$0.15	$0.07	$0.11
Diluted	$0.02	$0.10	$0.02	$0.08

 Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options	10,547,322	2,986,186	10,547,322	2,986,186
Series A convertible preferred stock	0	0	33,401,765	0
Series B convertible preferred stock	0	0	0	0
Convertible related party promissory note	0	0	0	0
Convertible debt	2,666,667	0	2,666,667	2,666,667
Warrants	0	6,153,850	455,514	6,153,850

12.	COMMITMENTS AND CONTINGENCIES

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

The Former Owners (1) previously retained the responsibility for paying the costs and liabilities associated with Civil Action No. 06-706 and (2) are related parties under U.S. GAAP due to their ownership interest in the Company and their membership on the Company’s board of directors. On November 19, 2013, a Release and Escrow Agreement was executed whereby the Company released affiliates of the Former Owners from being obligated on the costs and liabilities associated with Civil Action No. 06-706 in exchange for 625,139 shares of Cyalume stock placed in escrow (the “Escrowed Shares”). During 2013, 625,139 shares of the Company’s common stock were placed into escrow which were applied against any damages during July 2014 up to the value of the shares upon conversion to cash. The Escrowed

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Shares provided the Company with a source of recovery with respect to any loss, liability or expenses incurred by the Company in connection with Civil Action No. 06-706. The Company reflected the value of the 625,139 Escrowed Shares at each reporting period based upon the close price of Cyalume’s stock at each balance sheet date. The Escrow Shares were transferred during July 2014 in connection with the Confidential Settlement Agreement and Mutual Release discussed below. On July 10, 2014, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Omniglow Settlement Agreement”) with the Former Owners and members of management of Omniglow Corporation (collectively, the “Omniglow Buyers”). Pursuant to the Omniglow Settlement Agreement, CTI agreed to either pay the full settlement amount of approximately $4.5 million or satisfy the settlement amount as follows: (i) an initial payment of $250,000, (ii) transfer the 625,139 Escrowed Shares, (iii) payment of $1.0 million in cash within 21 days from the execution of the Omniglow Settlement Agreement and (iv) additional payments in cash and/or through cooperative marketing credits of $1.9 million if paid within 18 months from the date of the Omniglow Settlement Agreement, or of approximately $2.4 million if paid within 27 months from the date of the Omniglow Settlement Agreement. During July 2014, the Company fulfilled its obligations under items (i), (ii) and (iii) described above. CTI entered into a Second Amendment (the “Settlement Amendment”) to the Confidential and Mutual Release (the “Settlement Agreement”) initially entered into on July 10, 2014 (as described above), with certain former stockholders and members of management of Omniglow Corporation (collectively, the “Omniglow Buyers”). Pursuant to the Settlement Amendment, CTI’s obligation was reduced and a final payment of $1.4 million (the “Reduced Final Payment”) was agreed to be made within five days of the execution of the first amendment to the Company’s Monroe Credit Agreement (see Note 16). The Reduced Final Payment is in lieu of a payment of $1.9 million that would otherwise have been due on January 10, 2016 (or, at CTI’s election, a payment of $2.35 million due on October 10, 2016). Accordingly, upon payment by CTI of the Reduced Final Payment on August 3, 2015, CTI has no further payment obligations pursuant to the Settlement Agreement. Therefore, the Company reversed $1,381,000 of a legal obligation during the six months ended June 30, 2015, as included within the legal settlement line in the accompanying Condensed Consolidated Statements of Comprehensive Income and the $1.4 million Reduced Final Payment amount is included within the current legal obligation line in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2015.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at June 30, 2015 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Currency forward contract (see Note 5) (1)	0	5	0	5
Warrants (see Note 8) (2)	0	0	(30)	(30)
	$0	$5	$(30)	$(25)

(1)	The fair value of these contracts is determined by multiplying the notional amount of the contract by the difference between (a) the U.S. dollar amount due on the contract at maturity and (b) the foreign exchange rate as of the date the contract is valued (the balance sheet date). Because the contracts typically have a short duration, the value is not discounted using a present value technique (an income approach).
(2)	The Company has classified its warrant liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model.

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2014 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Warrants (see Note 8) (1)	0	0	(25)	(25)
	$0	$0	$(25)	$(25)

(1)	The Company has classified its warrant liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model.

The Company did not transfer any assets or liabilities between Levels 1, 2 or 3 during the three months ended June 30, 2015. Any such transfer would be based on a review of the inputs used that are significant to the fair value measurement of that asset or liability.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended June 30, 2015, none of our assets or liabilities were remeasured at fair value on a nonrecurring basis.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

14.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands) :

	Six Months Ended June 30
	2015	2014
Interest	$456	$310
Income taxes	510	171

Non-Cash Investing and Financing Activities (all amounts in thousands) :

	Six Months Ended June 30,
	2015	2014
Series A Convertible Preferred stock accrued dividend	$276	$245
Series C Preferred stock accrued dividend	127	0
Issuance of Series D Convertible Preferred stock in connection with debt refinancing	830	0
Warrant issued in connection with debt refinancing	46	0
Adjustment to warrant liability upon warrant exercise	0	44
Issuance of 350,000 shares to JFC in connection with settling a contingent consideration liability resulting from the acquisition of CSP	0	241
Issuance of 242,308 shares to Selway	0	157

15.	NEW ACCOUNTING PRONOUNCEMENTS

The following are recent accounting pronouncements that have affected our consolidated financial statements or may affect them in the future.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for annual and interim periods beginning on or after December 15, 2016, and will be effective for the Company beginning on January 1, 2017. Early adoption is not permitted. The Company is currently evaluating the method of adoption and the potential impact the update may have on our financial position and results of operations. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year but to permit entities to choose to adopt the standard as of the original effective date.

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

On August 3, 2015, the Company entered into a First Amendment (the “First Amendment”) to the Monroe Credit Agreement. Pursuant to the First Amendment, the Monroe Credit Agreement was amended to, among other things, reduce the aggregate amount of the Delayed Draw Loan under the Monroe Credit Agreement, which loan commitment was for purposes of funding the final payment due under the Settlement Agreement, from $2.0 million to $1.5 million. On August 3, 2015, the full amount of the Delayed Draw Loan was funded to the Company, $1.4 million of which was used to make the Reduced Final Payment, and the remaining $100,000 of which was paid to the Agent as a deferred closing fee. The First Amendment also modified, for certain periods during the term of the Credit Agreement, (i) the maximum senior debt to EBITDA ratio that the Company is required to maintain and (ii) the applicable limits on the Company’s aggregate permitted capital expenditures pursuant to the terms of the Credit Agreement.

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

Company Overview

We are a global, technology-based manufacturer primarily providing tactical and training solutions to the military of the U.S. and other select countries, through both products and services. We manufacture chemical light, reflective and battlefield effects simulator products while our services include planning and implementing tactical training exercises simulating real world experiences. In addition, and to a lesser extent, we also sell these products into the law enforcement, commercial public safety and other markets. We also provide specialty chemical products to the defense, pharmaceutical, cosmetic and other markets. We do not sell products as novelties.

We maintain principal executive offices at 910 SE 17 th Street, Suite 300, Fort Lauderdale, Florida 33316. We have three U.S.-based subsidiaries: Cyalume Technologies, Inc. (“CTI”), Cyalume Specialty Products, Inc. (“CSP”) and CT SAS Holdings, Inc. (“CT SAS Holdings”). CTI is located in West Springfield, Massachusetts and CSP is located in Bound Brook, New Jersey. CT SAS Holdings is a U.S. holding company for our non-U.S.-based subsidiary, Cyalume Technologies, SAS (“CTSAS”), located in Aix-en-Provence, France. CTI has two U.S.-based subsidiaries, Cyalume Realty, Inc. (“CRI”) and Combat Training Solutions, Inc. (“CTS”), based in West Springfield, Massachusetts. We manufacture products in the West Springfield, Bound Brook, and Aix-en-Provence locations.

Material Changes in Results of Operations – Three and Six Months Ended June 30, 2015 versus the Three and Six Months Ended June 30, 2014

Revenues for 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Category ($ in millions)	2015	2014	2015	2014

Chemical Light	$5.0	$6.2	$9.3	$11.2
Ammunition	1.5	0.0	1.7	0.0
Training and Simulation	0.1	0.2	0.2	0.3
Specialty Products	3.3	2.5	5.7	4.7
Total	$9.9	$8.9	$16.9	$16.2

Chemical Light revenues decreased for both the three months and six months ended June 30, 2015 from the corresponding prior year periods primarily as a result of lower European military purchases. As much of the Chemical Light revenue comes from indefinite demand/indefinite quantity contracts, we do not have direct insight into the patterns of demand/consumption. Ammunition revenues were approximately $1.5 million and $1.7 million for the three months and six months ended June 30, 2015. Sales for military training rounds utilizing our technology resumed during February of 2015. Training and Simulation revenues for the three and six months ended June 30, 2015, respectively, which are generated from CTS devices being purchased, remained relatively flat compared to the corresponding prior year periods. Specialty Products revenue during the three and six months ended June 30, 2015 increased by approximately $0.8 million and $1.0 million, respectively, compared to the corresponding prior year periods primarily as a result of an increase in product sales.

Cost of goods sold was approximately $5.3 million for both the second quarter of 2015 and the second quarter of 2014. The gross profit margin for the second quarter of 2015 was approximately 46.3% versus 40.0% for the second quarter of 2014. The gross profit for the six months ended June 30, 2015 was approximately 45.8% versus 39.8% for the six months ended June 30, 2014. This increase compared to both corresponding prior year periods was largely attributable to favorable product mix changes including higher-margin specialty product sales during the second quarter of 2015.

Sales and marketing expenses for the three and six months ended June 30, 2015 were approximately $0.6 million and $1.1 million, respectively, versus approximately $0.9 million and $1.9 million, respectively, for the corresponding prior year periods. The decrease of approximately $0.3 million for the three months ended June 30, 2015 and the decrease of approximately $0.8 million for the six months ended June 30, 2015 were attributable to a decrease in sales and marketing expenses resulting from the reduction of sales and marketing positions during the last half of 2014.

General and administrative expenses for the three and six months ended June 30, 2015 were approximately $1.9 million and $3.5 million, respectively, versus approximately $1.6 million and $3.5 million, respectively, for the corresponding prior year periods. The increase of approximately $0.3 million for the three months ended June 30, 2015 relates to the 2015 bonus plan accrual compared to the prior year during which the Company did not have a 2014 bonus plan.

Research and development expenses for the three and six months ended June 30, 2015 were approximately $0.3 million and $0.6 million, respectively, compared to approximately $0.4 million and $0.8 million, respectively, for the corresponding prior year periods. We had fewer research and development initiatives during 2015 versus 2014.

During the six months ended June 30, 2015, we recorded tax expense of approximately $0.1 million on foreign income generated by our CTSAS subsidiary. During the six months ended June 30, 2014, we recorded tax expense of approximately $0.2 million on foreign income generated by our CTSAS subsidiary. We continue to have a full valuation allowance against our U.S. deferred tax asset due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized. We have a valuation allowance of approximately $13.1 million as of June 30, 2015 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses.

Material Changes in Financial Condition – June 30, 2015 versus December 31, 2014

Cash was approximately $1.1 million at June 30, 2015, representing a decrease of $1.3 million from December 31, 2014. Accounts payable and accrued liabilities combined were approximately $4.4 million at June 30, 2015 versus approximately $4.8 million at December 31, 2014, a decrease of approximately $0.4 million due to the payment of prior year accruals and vendor payments. Accounts receivable increased by approximately $0.9 million at June 30, 2015 as a result of ammunition billing during the second quarter of 2015. Our receivables are generally collected within 30 days, thus, billings recorded in the 30-day period preceding a reporting period date may significantly impact the reported balances. Inventories as of June 30, 2015 increased by approximately $0.3 million compared to December 31, 2014 primarily as a result of material purchases for ammunition manufacturing.

Our line of credit, used to meet temporary working capital needs, was approximately $3.0 million at June 30, 2015 versus approximately $2.1 million at December 31, 2014.

The current portion of notes payable was approximately $0.6 million at June 30, 2015, which decreased compared to approximately $5.8 million at December 31, 2014, primarily as a result of scheduled maturities of our refinanced debt (see Note 6 within the accompanying Notes to Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, we had approximately $1.1 million and approximately $2.4 million, respectively, of cash on hand. In addition to the refinancing of our debt, the other major sources and uses of cash during 2015 were all in the normal course of business.

Capital expenditures and payments for intangibles were approximately $0.6 million for the six months ended June 30, 2015 and approximately $0.3 million for the six months ended June 30, 2014. We expect to fund capital expenditures for the remainder of 2015 from existing cash and operating cash flows.

On May 18, 2015, we entered into a credit agreement with Monroe Capital Management Advisors, LLC as administrative agent and lead arranger (the “Agent”) and the various lenders party thereto (the “Monroe Credit Agreement”). The Monroe Credit Agreement provides for a total borrowing commitment of $25.0 million (the “Monroe Credit Facility”) in the form of (i) a $5.0 million revolving credit facility (the “Monroe Line of Credit”); (ii) an $18.0 million senior secured term loan (the “Term A Loan”) and (iii) a $2.0 million delayed draw term loan (the “Delayed Draw Loan”).

Effective as of August 3, 2015, we entered into a Second Amendment (the “Settlement Amendment”) to the Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) initially entered into on July 10, 2014 (see Note 12 within the accompanying Notes to Condensed Consolidated Financial Statements), with certain former stockholders and members of management of Omniglow Corporation (collectively, the “Omniglow Buyers”). Pursuant to the Settlement Amendment, the parties to the Settlement Agreement agreed to amend our obligation to make the final settlement payment due under the Settlement Agreement, such that we would make a final payment of $1.4 million (the “Reduced Final Payment”) within five days of the execution of the first amendment to the Monroe Credit Agreement in lieu of a payment of $1.9 million that would otherwise have been due on January 10, 2016 (or, at our election, a payment of $2.35 million due on October 10, 2016). Accordingly, upon payment of the Reduced Final Payment, which payment was made on August 3, 2015, we have no further payment obligations pursuant to the Settlement Agreement.

On August 3, 2015, we entered into a First Amendment (the “First Amendment”) to the Monroe Credit Agreement. Pursuant to the First Amendment, the Monroe Credit Agreement was amended to, among other things, reduce the aggregate amount of the Delayed Draw Loan under the Credit Agreement, which loan commitment was for purposes of funding the final payment due under the Settlement Agreement, from $2.0 million to $1.5 million. On August 3, 2015, the full amount of the Delayed Draw Loan was funded to us, $1.4 million of which was used to make the Reduced Final Payment, and the remaining $100,000 of which was paid to the Agent as a deferred closing fee. The First Amendment also modified, for certain periods during the term of the Credit Agreement, (i) the maximum senior debt to EBITDA ratio that the Company is required to maintain and (ii) the applicable limits on the Company’s aggregate permitted capital expenditures pursuant to the terms of the Credit Agreement.

Pursuant to the Monroe Credit Agreement, we borrowed an aggregate principal amount equal to $21.0 million ($3.0 million under the Monroe Line of Credit and $18.0 million under the Term A Loan), less closing fees and expenses. The drawn proceeds from the Monroe Credit Facility were used to repay in full our senior debt with TD Bank, N.A., repay in full the Company’s subordinated debt with Granite Creek Partners Agent, LLC, and retire the Company’s amended and restated promissory note in favor of JFC Technologies, LLC. The remainder of the proceeds are for the Company’s general working capital purposes.

Under the terms of the Monroe Credit Facility, the Company is able to borrow under the Monroe Line of Credit in an amount not to exceed the lesser of: (i) $5.0 million; and (ii) the sum of 85% of all eligible accounts receivable plus 60% of all eligible inventory. Additionally, while the loans are outstanding we must maintain: (a) a fixed charge coverage ratio of 1.25 to 1.00; (b) a senior debt to EBITDA ratio of 4.50 to 1.00, decreasing to 1.50 to 1.00 over the term of the loans; and (c) a twelve month trailing EBITDA, measured quarterly, in the amount of $4,750,000, increasing to $7,000,000 over the term of the loans.

The Term A Loan provides for quarterly amortization payments on the last day of each calendar quarter, commencing on June 30, 2015, in an aggregate principal amount equal to $112,500, increasing to $225,000 on June 30, 2016, and increasing to $450,000 on June 30, 2017, with the balance payable on the termination date of May 18, 2020 (the “Termination Date”). The Delayed Draw Loan provides for quarterly amortization payments on the last day of each calendar quarter, in an aggregate principal amount equal to 0.625% of the original principal amount of the Delayed Draw Loan, increasing to 1.25% on March 31, 2016, and increasing to 2.5% on March 31, 2017, with the balance payable on the Termination Date. The Monroe Line of Credit is payable on the Termination Date.

We were in compliance with the financial covenants related to these loans as of June 30, 2015.

We did not pay a dividend in the six months ended June 30, 2015 and we do not intend to pay a common dividend in the future. We are accruing dividends in connection with the Series A Convertible Preferred Stock issued on November 19, 2013 and we are accruing dividends in connection with the Series C Preferred Stock issued on July 30, 2014.

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

Warrants Liability

The Company uses fair values as determined by significant unobservable inputs. These estimated values are significant inputs into the Monte Carlo simulation method and the Black Scholes pricing model used to calculate the estimated fair value of common warrants and preferred warrants potentially settle able in cash, which are recorded as warrants liability. The estimated fair value of the common warrants and the preferred warrants are determined at each balance sheet date and the change in the estimated fair value of the warrants is reflected within the Company’s statements of comprehensive income.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of June 30, 2015 or December 31, 2014.

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

Foreign Operations and Currency

Accounts of our foreign subsidiary are recorded using their local currency (the euro) as the functional currency. For consolidation, revenues and expenses are converted to U.S. dollars using the average exchange rate for the month in which they were recorded. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income, net in the statement of comprehensive income or loss in the period the gain or loss occurred.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Cyalume Technologies Holdings, Inc.

Date: August 14, 2015	By:	/s/ Zivi Nedivi

Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Michael Bielonko

Michael Bielonko, Chief Financial Officer
(Principal Financial Officer)

