Form 10-Q
period 2015-09-30
Cyalume Technologies Holdings, Inc.
filed 2015-11-16
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2015, there were outstanding 21,400,244 shares of the registrant’s Common Stock, par value $.001 per share.

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$1,631	$2,358
Accounts receivable, net of allowance for doubtful accounts of $7 and $22, respectively	4,307	3,622
Inventories, net	7,970	7,826
Income taxes refundable	213	0
Prepaid expenses and other current assets	2,034	648
Total current assets	16,155	14,454

Property, plant and equipment, net	6,858	7,120
Goodwill	7,992	7,992
Other intangible assets, net	5,908	6,591
Debt issue costs, noncurrent	854	0
Other noncurrent assets	0	18
Total assets	$37,767	$36,175
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,000	$2,050
Current portion of notes payable	655	5,775
Accounts payable	1,349	2,144
Accrued expenses	3,202	2,690
Deferred revenue and deferred rent	180	181
Income taxes payable	464	644
Capital lease obligation	0	7
Warrants liability	18	25
Total current liabilities	7,868	13,516

Notes payable, net of current portion	16,388	10,214
Note payable due to related parties	0	2,100
Deferred income taxes	382	430
Legal obligation	0	2,781
Other noncurrent liabilities	284	282
Total liabilities	24,922	29,323

Commitments and contingencies (Note 12)

Series C preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	2,297	2,103
Series D convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 10 shares issued and outstanding	2,751	0
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 123,097 shares issued and outstanding	4,987	4,564

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	1,401	1,401
Common stock, $0.001 par value; 150,000,000 shares authorized; 21,400,244 shares issued and outstanding	21	21
Additional paid-in capital	102,741	103,014
Accumulated deficit	(100,460)	(103,590)
Accumulated other comprehensive loss	(893)	(661)
Total stockholders’ equity	2,810	185
Total liabilities and stockholders' equity	$37,767	$36,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except shares and per share information)

(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$10,541	$8,387	$27,399	$24,543
Cost of revenues	5,286	4,515	14,416	14,243
Gross profit	5,255	3,872	12,983	10,300

Other expenses (income):
Sales and marketing	559	966	1,667	2,831
General and administrative	2,049	1,641	5,535	5,114
Research and development	287	432	886	1,186
Interest expense, net	840	526	2,200	1,563
Interest expense – related party	0	68	100	291
Amortization of intangible assets	238	564	715	1,557
Legal settlement	0	0	(1,381)	0
Change in warrant liability fair value	(12)	197	(7)	(4,844)
Impairment loss on intangible assets	0	9,100	0	9,100
Loss on extinguishment of related party debt	0	527	0	527
Other expenses (income), net	(12)	12	(143)	363
Total other expenses, net	3,949	14,033	9,572	17,688

Income (loss) before income taxes	1,306	(10,161)	3,411	(7,388)
Provision for income taxes	162	112	281	287
Net income (loss)	1,144	(10,273)	3,130	(7,675)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	36	(246)	(232)	(298)
Other comprehensive income (loss)	36	(246)	(232)	(298)
Comprehensive income (loss)	$1,180	$(10,519)	$2,898	$(7,973)

Net income (loss)	$1,144	$(10,273)	$3,130	$(7,675)
Series A convertible preferred stock dividends	(146)	(130)	(422)	(375)
Series C preferred stock dividends	(67)	(41)	(194)	(41)
Series A deemed dividend	0	(2,422)	0	(2,422)
Series B deemed dividend	0	(1,098)	0	(1,098)
Series C deemed dividend	0	(1,401)	0	(1,401)
Net income (loss) available to common stockholders - basic	931	(15,365)	2,514	(13,012)
Change in fair value of warrant liability	(12)	0	(7)	0
Convertible related party promissory note	0	0	45	0
Series A convertible preferred stock dividends	146	0	422	0
Net income (loss) available to common stockholders - diluted	$1,065	$(15,365)	$2,974	$(13,012)

Earnings (loss) per common share:
Basic	$0.04	$(0.72)	$0.12	$(0.61)
Diluted	$0.01	$(0.72)	$0.03	$(0.61)
Weighted average shares used to compute net earnings (loss) per common share:
Basic	21,400,244	21,400,244	21,400,244	21,258,011
Diluted	101,875,913	21,400,244	101,579,116	21,258,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Preferred Stock and Stockholders' Equity

(in thousands, except shares)

(Unaudited)

	Series A Convertible Preferred Stock		Series C Preferred Stock		Series D Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2014	123,077	$4,564	1,000	$2,103	0	$0	1,000	$1,401	21,400,244	$21	$103,014	$(103,590)	$(661)	$185

Dividends accrued on Series A and Series C preferred stock	0	423	0	194	0	0	0	0	0	0	(617)	0	0	(617)
Issuance of Series A and Series D convertible preferred stock	20	0	0	0	10	2,751	0	0	0	0	0	0	0	0
Relative fair value allocated to warrant issued	0	0	0	0	0	0	0	0	0	0	42			42
Share-based compensation	0	0	0	0	0	0	0	0	0	0	302	0	0	302
Net income	0	0	0	0	0	0	0	0	0	0	0	3,130	0	3,130
Other comprehensive loss	0	0	0	0	0	0	0	0	0	0	0	0	(232)	(232)
Balance at September 30, 2015	123,097	$4,987	1,000	$2,297	10	$2,751	1,000	$1,401	21,400,244	$21	$102,741	$(100,460)	$(893)	$2,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$3,130	$(7,675)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	933	1,059
Amortization of intangible assets, debt issuance costs and debt discount	1,423	1,736
Non-cash interest expense	414	750
Share-based compensation expense	302	313
Impairment loss on intangible assets	0	9,100
Change in fair value of derivatives	(29)	0
Change in fair value of warrant liability	(7)	(4,844)
Legal settlement	(1,381)	0
Loss on extinguishment of debt - related party	0	527
Other non-cash expenses	7	54
Changes in operating assets and liabilities:
Accounts receivable	(149)	(161)
Inventories	(207)	1,568
Prepaid expenses and other current assets	(521)	290
Accounts payable and accrued liabilities	(278)	(1,662)
Accrued interest on note payable to related party	(504)	188
Deferred revenue and deferred rent	(1)	89
Income taxes payable	(377)	261
Net cash provided by operating activities	2,755	1,593

Cash flows from investing activities:
Purchases of long-lived assets	(778)	(302)
Payments for intangibles	(109)	(166)
Net cash used in investing activities	(887)	(468)

Cash flows from financing activities:
(Repayments on) proceeds from TD Bank line of credit, net	(2,050)	150
Principal repayments on CTI long term notes payable	(15,880)	(1,437)
Borrowings on Monroe line of credit, net	2,000	0
Borrowings on Monroe long term notes payable, net of repayments	19,266	0
Repayment of related party note payable	(2,100)	0
Principal payments on capital lease obligations	(7)	(11)
Proceeds from issuance of Series C and Series B preferred stock	0	2,000
Proceeds received from warrant exercise	0	1
Payment of preferred stock issuance costs	0	(321)
Payment in connection with legal settlement agreement	(1,615)	(1,465)
Payment of debt issuance and deferred financing costs	(2,118)	(21)
Net cash used in financing activities	(2,504)	(1,104)

Effect of exchange rate changes on cash	(91)	(38)
Net decrease in cash	(727)	(17)
Cash, beginning of period	2,358	865
Cash, end of period	$1,631	$848

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results from operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2015. The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

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

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2015, the Company had net income of approximately $3.1 million and generated approximately $2.8 million of cash from its operations. As of September 30, 2015, the Company has an accumulated deficit of approximately $100.5 million, stockholders’ equity of approximately $2.8 million and the Company’s unrestricted cash balance was approximately $1.6 million.

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

Should additional financial support be required in the future, there can be no assurances that the Company will be successful in raising adequate additional financial support. If unable to do so, the Company could be required to reduce operations. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$4,702	$4,777
Work-in-process	1,833	1,546
Finished goods	1,435	1,503
	$7,970	$7,826

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The derivative assets and (liabilities) as of September 30, 2015 in our condensed consolidated balance sheet consist of the following (all amounts in thousands):

Derivative Instrument	Balance Sheet Location	Fair Value
Currency forward contract	Other current assets	$0
Warrants	Warrant liability	(18) (See Note 8)

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Under certain circumstances, the Company uses currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. The Company reports these currency forward contracts at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other (income) expenses, net within the accompanying condensed consolidated statements of comprehensive income. At September 30, 2015, the Company did not have any currency forward contracts outstanding. See Note 13 for a description of how the fair value of forward contracts is estimated.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

6.	CREDIT LINE AND NOTES PAYABLE

Monroe Refinancing

On May 18, 2015, the Company entered into a credit agreement with Monroe Capital Management Advisors, LLC (the “Monroe Credit Agreement”), refinancing its existing senior and subordinated debt (see below). The Monroe Credit Agreement provides for a $25.0 million credit facility consisting of up to: (i) a $5.0 million revolving credit facility (the “Monroe Line of Credit”); (ii) an $18.0 million senior secured term loan (the “Term A Loan”) and (iii) a $2.0 million delayed draw term loan (the “Delayed Draw Loan”). The Delayed Draw Loan was used to satisfy the Omniglow Settlement Agreement amount as described further in Note 12.

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

Pursuant to the terms of the Monroe Credit Agreement, the Company must maintain: (i) a fixed charge coverage ratio of 1.25 to 1.00; (ii) a senior debt to EBITDA ratio of 4.50 to 1.00, decreasing to 1.50 to 1.00 over the term of the loans; and (iii) a twelve month trailing EBITDA, measured quarterly, in the amount of $4,750,000, increasing to $7.0 million over the term of the loans. The Company was in compliance with the financial covenants related to these loans as of September 30, 2015.

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

In connection with the execution of the Monroe Credit Agreement, the Company issued 10 shares of Series D convertible preferred stock (the “Series D Convertible Preferred Stock”).  Each share of Series D Convertible Preferred Stock may be converted at any time at the option of the holder into a number of shares of common stock initially equal to 752,807.8 shares of common stock (see Note 7). The relative fair value of the Series D Convertible Preferred Stock is approximately $2.8 million which has been recorded as debt issuance costs of approximately $0.4 million and debt discount on the Company’s Term A Loan and Delayed Draw Loan of approximately $2.4 million.

The proceeds from the Monroe Credit Agreement were allocated to the various instruments issued based on their relative fair value.

Line of Credit

The Monroe Line of Credit has a maximum borrowing capacity of $5.0 million, bears interest at a rate of the greater of (i) 1% and (ii) the one-month LIBOR; plus 9% and expires on May 18, 2020. The Monroe Line of Credit replaced the Company’s previous line of credit with TD Bank N.A. (“TD Bank”). The amount which may be borrowed under the Monroe Line of Credit is dependent mainly on accounts receivable and inventory balances. Under the terms of the Monroe Credit Agreement, the Company is able to borrow under the Monroe Line of Credit in an amount not to exceed the lesser of: (i) $5.0 million and (ii) the sum of 85% of all eligible accounts receivable plus 60% of all eligible inventory. Interest is payable monthly and the Monroe Line of Credit’s interest rate at September 30, 2015 was 10% (1% plus 9%). This line of credit is subject to various restrictive covenants and collateral guarantees. At September 30, 2015, approximately $2.0 million was outstanding on the Monroe Line of Credit and additional borrowing availability was approximately $2.9 million.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Notes Payable

Outstanding notes payable consist of (all amounts in thousands):

	September 30, 2015	December 31, 2014
Monroe Term A Loan	$17,775	$0
Delayed Draw Loan	1,491	0
TD Bank Term Loan	0	4,239
TD Bank Real Estate Loan	0	1,551
Subordinated Term Loan	0	9,676
Promissory Note Payable	645	860
Total	19,911	16,326
Less: Unamortized debt discount	(2,868)	(337)
Less: Current portion of notes payable, including current portion of unamortized debt discount	(655)	(5,775)
Notes payable, net of current portion	$16,388	$10,214

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

On July 29, 2010, the subordinated term loan of $8.5 million (the “Subordinated Term Loan”) was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest was being accrued in kind monthly at a rate of 11% per annum. No principal payments were required until maturity. The Subordinated Term Loan was convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan was converted to the Company’s common stock. The Company previously determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP. Simultaneous with the issuance of the Subordinated Term Loan during 2010, the Company issued warrants to repay certain costs of obtaining the convertible notes. These warrants allowed the holder to purchase 160,000 shares of common stock at $1.50 per share through July 19, 2018. A portion of the $8.5 million gross proceeds from the issuance of the loan was allocated to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants was recorded as a debt discount and an increase to additional paid-in capital. The warrant’s fair value was increased in 2012 due to (i) a decrease in the exercise price of the warrants and (ii) an extension of the term of the warrant. The warrants were amended again during 2013 in connection with the Senior Amendment described above. An additional amount was added to debt discount and warrant liability during 2013 relating to (i) another decrease in the exercise price of the warrants to $0.01, (ii) an extension of the term of the warrants, and (iii) an increase to the number of shares of common stock that may be purchased upon exercise of the warrants to 455,514 shares of common stock that may be purchased. The debt discount was being amortized to interest expense using the effective interest method over the life of the convertible notes which had a maturity date of June 30, 2016. As a result of the amendment to the warrants in 2013, the warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability. The warrant liability relating to the 455,514 shares of common stock which may be purchased upon exercise of the warrants is approximately $18,000 as of September 30, 2015 (see Note 8).

The Company’s Senior Debt and Subordinated Term Loan were refinanced on May 18, 2015.

Upon the consummation of the Monroe Credit Agreement, the Company paid in full all amounts due under (i) the Amended and Restated Revolving Credit and Term Loan Agreement, dated July 29, 2010, as amended (the “Senior Credit Agreement”), by and among the Company, Cyalume Technologies, Inc. (“CTI”), certain of the Company’s other subsidiaries and TD Bank, N.A., as administrative agent and lender, (ii) the Subordinated Term Loan, dated July 29, 2010, as amended (the “Subordinated Loan Agreement”), by and among the Company, CTI, certain of the Company’s other subsidiaries, Granite Creek Flexcap I, L.P., Patriot Capital II, L.P. and Granite Creek Partners Agent, L.L.C., as administrative agent, and (iii) the amended and restated promissory note, dated November 19, 2013, as amended, previously issued by the Company to JFC Technologies, LLC (the “Amended JFC Note”) (see Note 10), such that each of the Senior Credit Agreement, the Subordinated Loan Agreement and the Amended JFC Note was paid in full and the Company has no further financial obligations thereunder. At the time of the refinancing, the Company expensed the remaining unamortized issuance costs relating to the previous Senior Debt and Subordinated Term Loan of approximately $0.3 million which is included within interest expense, net, within the accompanying Condensed Consolidated Statements of Comprehensive Income.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The shares of Series B Preferred Stock have the rights and preferences set forth in the Certificate of Designation of Series B Convertible Preferred Stock, which was amended on May 15, 2015 (the “Amended Series B Certificate of Designation”). Pursuant to the Amended Series B Certificate of Designation, each share of Series B Preferred Stock ranks senior to the Company’s common stock (the “Common Stock”) and the Company’s Series A Preferred Stock with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company. Upon the Company’s liquidation, sale to or merger with another corporation or other “Change of Control” (as such term is defined in the Amended Series B Certificate of Designation), each share of Series B Preferred Stock would be entitled to a liquidation preference in an amount equal to the amount per share that would have been payable had all shares of Series B Preferred Stock been converted into Common Stock immediately prior to such event in accordance with the terms of the Amended Series B Certificate of Designation, excluding for purposes of such calculation the liquidation preference payable to the holders of Series A Preferred Stock. Holders of the Series B Preferred Stock are entitled to convert at any time all or any portion of the shares of Series B Preferred Stock into a number of shares of Common Stock initially equal to 35,713.147 shares of Common Stock per share of Series B Preferred Stock (the “Conversion Number”). The Conversion Number is subject to customary adjustments, including for dividends, stock splits and other reorganizations affecting the Common Stock. In addition, the Conversion Number is subject to anti-dilution protections, subject to certain exceptions, if the Company issues or sells shares of Common Stock or other equity securities for no consideration or for consideration that is based on an equity valuation of the Company of less than $2.0 million in the aggregate (a “Trigger Issuance”). In the event of a Trigger Issuance, the Conversion Number shall be increased as of the close of business on the effective date of the Trigger Issuance to a number calculated as follows: (i) two-thirds of the Common Stock deemed Outstanding (as defined in the Amended Series A Certificate of Designation) immediately following such Trigger Issuance (excluding any Common Stock Deemed Outstanding as a result of the conversion of the Series B Preferred Stock) (ii) divided by 1,000. Each share of Series B Preferred Stock will automatically convert into shares of Common Stock on the tenth anniversary of its original issuance date, at the then-current Conversion Number. Each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which such share is convertible and will be entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration. The Series B Preferred Stock has been classified within permanent equity.

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

During the third quarter of 2015, the Company finalized the valuation of its Series D Convertible Preferred Stock. As described above, the Company issued 10 shares of Series D Convertible Preferred Stock on May 18, 2015. The finalized valuation resulted in an increase of approximately $1.9 million to its Series D Convertible Preferred Stock, an increase of approximately $1.5 million to its debt discount and an increase of approximately $0.4 million to its debt issuance costs, reflected during the third quarter of 2015 within the Company’s Condensed Consolidated Balance Sheet. The impact of the adjustment on the Company’s Condensed Consolidated Statements of Comprehensive Income was not material.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

In the event of any voluntary or involuntary liquidation, the holders of the Series D Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders before any payment shall be made to the holders of junior securities. The Series C Preferred Stockholders would receive the Base Liquidation Value first, and not be entitled to the Excess Liquidation Value (as defined in the Amended Certificate of Designation of the Series C Preferred Stock) until the holders of the Series D Convertible Preferred Stock receive a pro rata Liquidation Value amount in cash. If at any time the Company redeems the outstanding shares of Series A Preferred Stock or Series C Preferred Stock, the holders of the Series D Preferred Stock would have the right to elect to cause the Company to redeem, out of funds legally available therefore, all but not less than all of the then outstanding shares of Series D Preferred Stock, for a price per share equal to the Liquidation Value for such shares; provided that, prior to the Company paying the full redemption price for all outstanding shares of Series D Preferred Stock, the Company would not be permitted to pay (i) any amounts in excess of the Series C Base Liquidation Value upon the redemption of shares of Series C Preferred Stock or (ii) any amounts upon the redemption of shares of Series A Preferred Stock. In the event of a voluntary or involuntary liquidation, each share of Series D Preferred Stock would be entitled to a liquidation preference in an amount equal to the amount per share that would have been payable had all shares of Series D Preferred Stock been converted into Common Stock immediately prior to such event in accordance with the terms of the Series D Certificate of Designation, excluding for purposes of such calculation the liquidation preference payable to the holders of Series A Preferred Stock and the holders of Series B Preferred Stock. The Series D Preferred Stock does not have any voting rights, except that the written consent of the holders of a majority of the then-outstanding Series D Preferred Stock shall be required for the Company to take certain actions, including the amendment of its certificate of incorporation or bylaws in a manner that adversely affects the relative rights, preferences, privileges or powers of holders of Series D Preferred Stock. As a result of the redemption provisions, the Series D Convertible Preferred Stock has been classified outside of permanent equity.

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

During 2012, warrants to purchase 160,000 shares of the Company’s common stock issued in conjunction with the Subordinated Term Loan were outstanding and initially accounted for within equity. These warrants were amended again during 2013 in connection with the Senior Amendment described in Note 6, at which time they were reclassified to warrants liability. These warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability. As of September 30, 2015 and December 31, 2014, warrants to purchase 455,514 shares of the Company’s common stock issued relating to the Subordinated Term Loan were outstanding (see Notes 6 and 8).

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

The Dragonfly Warrant was reflected at its relative fair value of approximately $42,000 in connection with the Monroe refinancing transaction.

Warrants to purchase the Company’s common stock were outstanding as follows as of September 30, 2015:

Warrant Holder	Number of Shares Under Warrant	Number of Shares Exercisable Under Warrant	Exercise Price	Expiration Date
Granite Creek FlexCap I, L.P. (“Granite”)	267,950	267,950	$0.01	November 19, 2023
Patriot Capital II, L.P. (“Patriot”)	187,564	187,564	$0.01	November 19, 2023
Dragonfly Capital Partners, LLC (“Dragonfly”)	1,003,744	1,003,744	$0.05	May 18, 2020

The fair value as of September 30, 2015 of the Granite and Patriot Warrants is estimated using the Black-Scholes pricing model with the following inputs:

Granite and Patriot Warrants
Stock price of underlying equity	$0.04
Exercise price	$0.01
Expected term (years)	8.1
Risk-free interest rate	1.9%
Estimated dividend yield	None
Volatility	165.2%

The change in the fair value of the warrants liability during the nine months ended September 30, 2015 is as follows (amounts in thousands):

Granite and Patriot Warrants (see Note 6)
Warrant liability at December 31, 2014	$25
Change in fair value of warrants	(7)
Warrant liability at September 30, 2015	$18

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

9.	INCOME TAXES

During the nine months ended September 30, 2015, the Company recorded approximately $211,000 of foreign tax expense on CTSAS’s income and approximately $70,000 of state income tax expense on CSP’s income. During the nine months ended September 30, 2014, the Company recorded approximately $269,000 of foreign tax expense on CTSAS’s income. The Company continues to have a full valuation allowance against its U.S. deferred tax asset. The Company has a valuation allowance of approximately $13.1 million as of September 30, 2015 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses.

10.	RELATED PARTY TRANSACTIONS

Financing Arrangements with Related Parties

In December 2012, the Company entered into a $2,100,000 unsecured promissory note with JFC Technologies, LLC (“JFC”), an entity controlled by James Schleck, a previous employee of CSP, who is an owner of a significant amount of the Company’s common shares and is a Board member. On November 19, 2013, the unsecured promissory note was amended (the “Amended JFC Note”). Pursuant to the Amended JFC Note, interest accrued at the rate of 12% per annum, retroactive to the date of the original note. On May 18, 2015, the Amended JFC Note of approximately $2.1 million and approximately $0.5 million of accrued interest on the Amended JFC Note were repaid in connection with the Company refinancing its debt. Pursuant to the Amended JFC Note, up to $1.0 million of the principal amount was convertible, at the option of JFC, into the number of shares of Series A Preferred Stock equal to the portion of the principal amount being converted divided by the conversion price of $32.50 per share. On May 18, 2015, $650 was converted into 20 shares of Series A Preferred Stock issued to James Schleck.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Numerator (in thousands):
Net income (loss)	$1,144	$(10,273)	$3,130	$(7,675)
Less: Series A convertible preferred stock dividends	(146)	(130)	(422)	(375)
Less: Series C preferred stock dividends	(67)	(41)	(194)	(41)
Less: Series A deemed dividend	0	(2,422)	0	(2,422)
Less: Series B deemed dividend	0	(1,098)	0	(1,098)
Less: Series C deemed dividend	0	(1,401)	0	(1,401)
Income (loss) available to common stockholders - basic	$931	$(15,365)	$2,514	$(13,012)
Effect of dilutive securities:
Less: Change in fair value of warrant liability for dilutive warrants (income) expense	(12)	0	(7)	0
Add: Convertible related party promissory note	0	0	45	0
Add: Series A convertible preferred stock dividends	146	0	422	0
Income (loss) available to common stockholders - diluted	$1,065	$(15,365)	$2,974	$(13,012)

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Denominator:
Weighted average shares outstanding - basic	21,400,244	21,400,244	21,400,244	21,258,011
Effect of dilutive securities:
Warrants	744,256	0	581,133	0
Series B convertible preferred stock	35,713,147	0	35,713,147	0
Series D convertible preferred stock	7,528,078	0	3,695,101	0
Convertible related party promissory note	0	0	3,699,303	0
Series A convertible preferred stock	36,490,188	0	36,490,188	0
Convertible debt	0	0	0	0
Weighted average common shares - diluted	101,875,913	21,400,244	101,579,116	21,258,011

Income (loss) per common share:
Basic	$0.04	$(0.72)	$0.12	$(0.61)
Diluted	$0.01	$(0.72)	$0.03	$(0.61)

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options	10,505,322	2,636,186	10,505,322	2,636,186
Series A convertible preferred stock	0	32,421,014	0	32,421,014
Series B convertible preferred stock	0	35,713,147	0	35,713,147
Convertible related party promissory note	0	7,318,187	0	7,318,187
Convertible debt	0	2,666,667	0	2,666,667
Warrants	0	455,514	0	455,514

12.	COMMITMENTS AND CONTINGENCIES

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

During 2015, CTI entered into a Second Amendment (the “Settlement Amendment”) to the Confidential and Mutual Release (the “Settlement Agreement”) which was initially entered into on July 10, 2014 (as described above), with certain former stockholders and members of management of Omniglow Corporation (collectively, the “Omniglow Buyers”). Pursuant to the Settlement Amendment, CTI’s obligation was reduced and a final payment of $1.4 million (the “Reduced Final Payment”) was agreed to be made within five days of the execution of the first amendment to the Company’s Monroe Credit Agreement at which time the Company drew the Delayed Draw Loan (see Note 6). The Reduced Final Payment is in lieu of a payment of $1.9 million that would otherwise have been due on January 10, 2016 (or, at CTI’s election, a payment of $2.35 million due on October 10, 2016). Accordingly, upon payment by CTI of the Reduced Final Payment on August 3, 2015, CTI has no further payment obligations pursuant to the Settlement Agreement. Therefore, the Company reversed $1,381,000 of a legal obligation during the second quarter of 2015, as included within the legal settlement line in the accompanying Condensed Consolidated Statements of Comprehensive Income and the $1.4 million Reduced Final Payment amount was reflected when the Reduced Final Payment was made on August 3, 2015.

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

Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at September 30, 2015 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Warrants (see Note 8) (1)	0	0	(18)	(18)
	$0	$0	$(18)	$(18)

(1)	The Company has classified its warrant liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model.

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2014 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Warrants (see Note 8) (1)	0	0	(25)	(25)
	$0	$0	$(25)	$(25)

(1)	The Company has classified its warrant liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model (See Note 8 for assumptions).

The Company did not transfer any assets or liabilities between Levels 1, 2 or 3 during the three months ended September 30, 2015. Any such transfer would be based on a review of the inputs used that are significant to the fair value measurement of that asset or liability.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended September 30, 2015, none of our assets or liabilities were remeasured at fair value on a nonrecurring basis.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

14.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Interest	$1,019	$456
Income taxes	655	171

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Series A Convertible Preferred stock accrued dividend	$422	$375
Series C Preferred stock accrued dividend	194	41
Issuance of Series D Convertible Preferred stock in connection with debt refinancing	2,751	0
Relative fair value of warrant issued in connection with debt refinancing	42	0
Adjustment to warrant liability upon warrant exercise	0	44
Issuance of 350,000 shares to JFC in connection with settling a contingent consideration liability resulting from the acquisition of CSP	0	241
Issuance of 242,308 shares to Selway	0	157

15.	NEW ACCOUNTING PRONOUNCEMENTS

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

Material Changes in Results of Operations – Three and Nine Months Ended September 30, 2015 versus the Three and Nine Months Ended September 30, 2014

Revenues for 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Category ($ in millions)	2015	2014	2015	2014

Chemical Light	$5.5	$5.5	$14.7	$16.7
Ammunition	2.1	0.0	3.8	0.0
Training and Simulation	0.1	0.2	0.3	0.4
Specialty Products	2.8	2.7	8.6	7.4
Total	$10.5	$8.4	$27.4	$24.5

Chemical Light revenues remained flat for the three months ended September 30, 2015 and decreased for nine months ended September 30, 2015 from the corresponding prior year period primarily as a result of lower European military purchases. As much of the Chemical Light revenue comes from indefinite demand/indefinite quantity contracts, we do not have direct insight into the patterns of demand/consumption. Ammunition revenues were approximately $2.1 million and $3.8 million for the three months and nine months ended September 30, 2015, respectively. Sales for military training rounds utilizing our technology resumed during February of 2015, yielding the Ammunition revenues during 2015. Training and Simulation revenues for the three and nine months ended September 30, 2015, respectively, which are generated from CTS devices being purchased, remained relatively flat compared to the corresponding prior year periods. Specialty Products revenue during the three and nine months ended September 30, 2015 increased by approximately $0.1 million and $1.2 million, respectively, compared to the corresponding prior year periods primarily as a result of an increase in product sales.

Cost of goods sold for the third quarter of 2015 of approximately $5.3 million increased from the prior year amount of $4.5 million. Cost of goods sold for the nine months ended September 30, 2015 of approximately $14.4 million increased from the prior year amount of $14.2 million. The gross profit margin for the third quarter of 2015 was approximately 49.9% versus 46.2% for the third quarter of 2014. The gross margin for the nine months ended September 30, 2015 was approximately 47.4% versus 42.0% for the nine months ended September 30, 2014. This increase compared to both corresponding prior year periods was largely attributable to favorable product mix changes including higher-margin specialty product sales during both the third quarter of 2015 and the nine months ended September 30, 2015.

Sales and marketing expenses for the three and nine months ended September 30, 2015 were approximately $0.6 million and $1.7 million, respectively, versus approximately $1.0 million and $2.8 million, respectively, for the corresponding prior year periods. The decrease of approximately $0.4 million for the three months ended September 30, 2015 and the decrease of approximately $1.2 million for the nine months ended September 30, 2015 were attributable to a decrease in sales and marketing expenses resulting from the reduction of sales and marketing positions during the last half of 2014.

General and administrative expenses for the three and nine months ended September 30, 2015 were approximately $2.0 million and $5.5 million, respectively, versus approximately $1.6 million and $5.1 million, respectively, for the corresponding prior year periods. The increase of approximately $0.4 million for the three months ended September 30, 2015 and the increase of approximately $0.4 million for the nine months ended September 30, 2015 relates to the 2015 bonus plan accrual compared to the prior year during which the Company did not have a 2014 bonus plan.

Research and development expenses for the three and nine months ended September 30, 2015 were approximately $0.3 million and $0.8 million, respectively, compared to approximately $0.4 million and $1.2 million, respectively, for the corresponding prior year periods. We had fewer research and development initiatives during 2015 versus 2014.

During the nine months ended September 30, 2015, we recorded tax expense of approximately $0.2 million on foreign income generated by our CTSAS subsidiary and approximately $0.1 million of state income tax expense on CSP’s income. During the nine months ended September 30, 2014, we recorded tax expense of approximately $0.3 million on foreign income generated by our CTSAS subsidiary. We continue to have a full valuation allowance against our U.S. deferred tax asset due to management’s assessment that it is more likely than not that domestic deferred tax assets may not be realized. We have a valuation allowance of approximately $13.1 million as of September 30, 2015 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses.

Material Changes in Financial Condition – September 30, 2015 versus December 31, 2014

Cash was approximately $1.6 million at September 30, 2015, representing a decrease of $0.7 million from December 31, 2014. The decrease in accounts payable and accrued liabilities combined of approximately $0.3 million to a combined total of approximately $4.6 million at September 30, 2015 was due to the payment of prior year accruals and vendor payments. Accounts receivable increased by approximately $0.7 million at September 30, 2015 as a result of ammunition billing during the third quarter of 2015. Our receivables are generally collected within 30 days, thus, billings recorded in the 30-day period preceding a reporting period date may significantly impact the reported balances. Inventories as of September 30, 2015 increased by approximately $0.1 million compared to December 31, 2014 primarily as a result of material purchases for ammunition manufacturing.

Our line of credit, used to meet temporary working capital needs, was approximately $2.0 million at September 30, 2015 versus approximately $2.1 million at December 31, 2014.

The current portion of notes payable was approximately $0.7 million at September 30, 2015, which decreased compared to approximately $5.8 million at December 31, 2014, primarily as a result of scheduled maturities of our refinanced debt (see Note 6 within the accompanying Notes to Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

As of September 30, 2015 and December 31, 2014, we had approximately $1.6 million and approximately $2.4 million, respectively, of cash on hand. In addition to the refinancing of our debt, the other major sources and uses of cash during 2015 were all in the normal course of business.

Capital expenditures and payments for intangibles were approximately $0.9 million for the nine months ended September 30, 2015 and approximately $0.5 million for the nine months ended September 30, 2014. We expect to fund capital expenditures for the remainder of 2015 from existing cash and operating cash flows.

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

On August 3, 2015, we entered into a First Amendment (the “First Amendment”) to the Monroe Credit Agreement. Pursuant to the First Amendment, the Monroe Credit Agreement was amended to, among other things; reduce the aggregate amount of the Delayed Draw Loan under the Credit Agreement, which loan commitment was for purposes of funding the final payment due under the Settlement Agreement, from $2.0 million to $1.5 million. On August 3, 2015, the full amount of the Delayed Draw Loan was funded to us, $1.4 million of which was used to make the Reduced Final Payment, and the remaining $100,000 of which was paid to the Agent as a deferred closing fee. The First Amendment also modified, for certain periods during the term of the Credit Agreement, (i) the maximum senior debt to EBITDA ratio that the Company is required to maintain and (ii) the applicable limits on the Company’s aggregate permitted capital expenditures pursuant to the terms of the Credit Agreement.

Pursuant to the Monroe Credit Agreement, we borrowed an aggregate principal amount equal to $21.0 million ($3.0 million under the Monroe Line of Credit and $18.0 million under the Term A Loan), less closing fees and expenses. The drawn proceeds from the Monroe Credit Facility were used to repay in full our senior debt with TD Bank, N.A., repay in full the Company’s subordinated debt with Granite Creek Partners Agent, LLC, and retire the Company’s amended and restated promissory note in favor of JFC Technologies, LLC. The remainder of the proceeds are for the Company’s general working capital purposes. We also borrowed $1.5 million under the Delayed Draw Loan.

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

We were in compliance with the financial covenants related to these loans as of September 30, 2015.

We did not pay a dividend in the nine months ended September 30, 2015 and we do not intend to pay a common dividend in the future. We are accruing dividends in connection with the Series A Convertible Preferred Stock issued on November 19, 2013 and we are accruing dividends in connection with the Series C Preferred Stock issued on July 30, 2014.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of September 30, 2015 or December 31, 2014.

We classify interest on tax deficiencies as interest expense and income tax penalties as other expense.

During September 2015, the IRS completed an audit of our tax return for the year 2013. There were no adjustments to our 2013 tax return. Our tax return filed for the year 2014 is still open for audit. The tax return for 2014 was filed on September 14, 2015 under a filing extension.

Goodwill

Goodwill is deemed to have an indefinite life and accordingly, is not subject to amortization. Goodwill is subject to an annual impairment review, and, if conditions warrant, interim impairment reviews. Impairment charges, if any, are recorded in the period in which the impairment is determined.

We perform the traditional two-step process for assessing goodwill for impairment. The first step of the two-step process requires a comparison of our estimated fair value for each reporting unit versus our carrying (book) value. If our carrying value were to exceed our fair value, further analysis (step 2 of the two-step process) would be required to determine the amount, if any, that our goodwill was impaired. To determine the amount of fair value, we use a discounted cash flow analysis.

Intangible Assets

Intangible assets include developed technologies and patents, customer relationships, customer backlog, non-compete agreements and trademarks and trade names, which are amortized over their estimated useful lives. The carrying amounts of intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. Costs incurred to register new patents or defend existing patents are capitalized while costs to renew or extend the term of intangible assets are expensed when incurred.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Cyalume Technologies Holdings, Inc.

Date: November 16, 2015	By:	/s/ Zivi Nedivi

Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Michael Bielonko

Michael Bielonko, Chief Financial Officer
(Principal Financial Officer)

