Form 10-K
period 2015-12-31
Cyalume Technologies Holdings, Inc.
filed 2016-04-07
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File Number 000-52247

Cyalume Technologies Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3200738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (10,490,705 shares) based on the last reported sale price of the registrant’s Common Stock on the OTCBB on June 30, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $629,442. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 30, 2016, there were outstanding 21,400,244 shares of the registrant’s Common Stock, par value $.001 per share.

CYALUME TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2015

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

Overall Approach

Our primary focus is providing tactical and training solutions to the military of the United States, and other select countries, through both products and services. We manufacture chemical light, reflective and battlefield effects simulator products while our services include planning and implementing tactical training exercises simulating real-world experiences. We also sell the chemical light and reflective products into the law enforcement, commercial, and other markets. In addition, we provide specialty chemical products to the defense, pharmaceutical, cosmetic and other markets. We employ the following strategies to seek to provide for long-term success.

•	Utilizing Patent Protection. We have pursued and expect to continue to pursue patent protection of developed technology and to aggressively defend against violations of our patents.

•	Making Environmentally Friendly and Safe to Use Products. Our products are designed to be effective, safe to use and friendly to the environment. Chemicals used in our chemical light products are non-toxic and phthalate free.

•	Increasing Product Diversification. We intend to continue to diversify into additional products and applications utilizing current technology and technology now under development. Product diversification allows us to present a more complete line of products that meet current and projected user needs, as well as reducing dependence on a relatively small number of products for financial and competitive success.

•	Continually Improving Products and Performance. We are committed to product improvement and rely on a dedicated in-house team of highly experienced engineers and chemists who are complemented on an as needed basis by third-party expertise.

•	Pursuing Strategic Partnering and Acquisitions. We actively seek partners who can help us advance our technologies or introduce products to the market, especially where established partners may help us attain faster market penetration. In addition, we are seeking additional businesses to acquire that will complement our existing products and further strengthen our ability to achieve profitable growth.

Products and Services

We primarily provide products of two general types: those producing chemical light, including training ammunition; and specialty chemicals.

•	Products producing chemical light rely on a chemical reaction known as chemiluminescence. The base product is known as a ‘‘light stick’’ and is typically six inches in length. A light stick is a translucent flexible plastic tube that is partly filled with one chemical ingredient and also with a glass container (‘‘ampoule’’) that contains a complementary reactive chemical. When the tube is bent enough to break the glass ampoule, the chemicals contained within the plastic tube mix and light is generated. Chemiluminescent products come in varying shapes, sizes and functions and provide light in different colors, intensities and durations. These include:

o	Light sticks that come in lengths ranging from 1.5 inches to 15 inches and having durations for specified light output that range from 5 minutes to 24 hours. Colors emitted include red, blue, white, yellow, green, orange and infrared.
o	Components to training and tactical ammunition that provide day/night marking and illumination capabilities. Day/night marking rounds increase the effectiveness of weapons training by providing a night-time training ability where, in many cases, one did not exist before. Chemical light munitions are preferable to traditional tracer or training rounds for two reasons. Traditional tracer or pyrotechnic training munitions contain fire-producing elements that can start range fires. Additionally, traditional tracer or pyrotechnic training munitions experience ‘‘duds’’, or unexploded rounds. These unexploded rounds present future safety hazards and must be found and defused. Chemical light training ammunition payloads cannot start range fires and do not represent future safety hazards from unexploded rounds, making their use not only more economical, but safer for military personnel.

•	Our specialty chemical products support a wide variety of applications in the pharmaceutical, cosmetic, defense and nutritional supplements industries. Products also include certain components used in the manufacture of our chemical light products.

We do not sell products as novelties.

We manufacture products in West Springfield, MA; Bound Brook, NJ; and Aix-en-Provence, France.

Services we provide, on a very limited basis, include training on the proper utilization of our battlefield effects simulator devices and providing live training exercises. In these exercises we hire and provide “battlefield actors”, people trained to act as insurgents or the indigenous population. The “actors” we hire and train may have lived in the country or speak the language of the country in which the training is simulated to take place, making the training as realistic as possible. In addition, our specialty chemicals business provides R&D / product development assistance to our customers.

Markets

•	Chemical Light

Chemical light revenue, including ammunition, accounted for approximately 69% of total revenues in 2015 and 66% in 2014. We primarily sell chemiluminescent devices, primarily light sticks in varying colors, lengths and durations of light output, as well as flat chemiluminescent disks and reflective patches and belts. The primary users of these products and services are the U.S. Military and European militaries participating in the NATO Support Agency f/k/a the NATO Maintenance and Supply Agency (“NSPA”).

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

Ammunition revenue was negligible in 2014, but represented approximately 14% of total revenues in 2015. These revenues represent sales of chemiluminescent payloads and components that are incorporated into training ammunition. Ammunition revenues increased in 2015 due to a new contract.

Critical events, risks and uncertainties regarding the ammunition market include the expansion and acceptance of the existing products to the United States military and other foreign militaries and the level of budgetary funds available for such products.

•	Training & Simulation

Training & simulation revenue accounted for approximately one percent of total revenues in 2015 and two percent in 2014. We sell battlefield effects simulator devices and training services.

The critical risks and uncertainties in the training & simulation market include the level of budgetary funds available for such products and training; maintaining a stable of products considered relevant to current real world experiences and competitors seeking to expand their markets.

•	Specialty Products

Through CSP, we provide specialty chemicals to a variety of customers including chemical, defense, cosmetic, nutritional supplement and pharmaceutical companies. These revenues represented approximately 30% of total revenues in 2015 and 32% in 2014.

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

Our contract with LCI was entered into June 1, 2004 and had an initial term of five years, followed by three automatic five-year renewal terms unless the agreement is cancelled. This contract was renewed in both 2009 and 2014 and we currently expect that the contract will renew again in 2019. The contract between LCI and the U.S. military is an IDIQ contract (indefinite demand, indefinite quantity) with fixed prices subject to annual renegotiation. Through our agreement with LCI, we share in any price increases received by LCI. Revenues through LCI accounted for approximately 23% of total revenues in 2015 and 28% in 2014.

•	NSPA

We have a direct contract with NSPA, the administrative services arm serving the non-U.S. NATO countries. NSPA re-awarded the contract to us in November 2013. The base contract period is for three years and NSPA has the option to extend for another two years. The contract contains provisions for pricing escalations. Revenues through NSPA accounted for 10% of total revenues in 2015 and approximately 13% in 2014.

•	Ammunition : Revenues to American Rheinmetall Munition accounted for approximately 14% of total revenues in 2015, and were negligible for 2014.

•	Training & Simulation : No individual customer accounted for sales in either 2015 or 2014 that exceeded 10% of total revenues.

•	Specialty Products: Sales are made to a variety of customers in the various markets served, none of which individually represented more than 10% of total revenues in either 2015 or 2014.

Revenues to customers outside the United States represented approximately 31% and 52% of our total revenues for the years ended December 31, 2015 and 2014, respectively.

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

In the training and simulation market, we compete with a number of firms. We focus on specific niches to minimize competition.

In markets where we compete with our specialty products, we focus on value-added applications utilizing our in-house research and development (“R&D”) expertise to work directly with the customer and generally seek to avoid applications representing pure commodity type sales.

Employees

As of December 31, 2015, we had 162 full-time employees and 28 on-call part-time employees who participate in training simulations as needed. We operate in local labor markets that provide an adequate supply of labor to compensate for any turnover. We are not party to any collective bargaining agreements, have not experienced any work stoppages and consider our relationship with employees to be sound.

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

Research and Development

We have active research and development groups with full-time chemists and engineers at both the West Springfield and Bound Brook facilities. Additionally, we utilize consultants as needed for specific projects. Our research and development group is focused on maintaining the high level of quality of existing products, developing improvements to existing products, and developing new technologies and products with viable commercial applications. We maintain an active program of soliciting feedback and ideas from end-users of products. We incurred research and development expense of approximately $1.4 million and $1.5 million during the years ended December 31, 2015 and 2014, respectively. Additionally, we incurred approximately $0.2 million in capitalized costs for filing patents in each of the years ended December 31, 2015 and 2014.

Intellectual Property

We rely on the ability to develop patentable technology to help ensure the commercial success of products and technology. Once patents are issued, we follow an active program of monitoring competitors’ products to attempt to ensure that our intellectual property rights are not violated. We currently hold and maintain more than 50 active and pending U.S. patents. Many of these patents are also registered in various foreign countries. These patents include phthalate free formulations, formulas for creating a more consistent light for longer periods, a bio-degradable light stick, flat disks employing a translucent aluminum pouch instead of an ampoule, and various battlefield effects simulators. We expect to file for additional patents during 2016 and thereafter. Patents typically have a 20-year life from date of filing. We had no key patents expire in 2015 and no key patents are scheduled to expire in 2016. We do not anticipate any near-term decline in sales as a result of any expiring or expired patents.

Government Regulations

We are subject to the jurisdiction of the State Department of the United States under the International Traffic in Arms Regulations (“ITAR”). Specifically, chemical light infrared products, which are exported from the West Springfield facility, are subject to these regulations. We must periodically re-register with the State Department for exporting purposes. Our latest renewal that was granted expires June 30, 2016 and is subject to renewal again at that time. We are in good standing with the State Department and the ITAR.

In addition, we also maintain appropriate licenses with the Food & Drug Administration (“FDA”), the Drug Enforcement Agency (“DEA”) and the Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). All such licenses are current and are expected to be renewed at the appropriate time.

Environmental

We believe that we are in material compliance with all local, state and national environmental regulations under which we are subject to regulation and that all appropriate permits are in place. The cost of compliance with environmental regulations has been and is expected to continue to be negligible.

Backlog

A significant portion of our revenue is generated under indefinite quantity, fixed-price contracts or arrangements whereby we fulfill orders as they are placed by customers. Once orders are received they are typically fulfilled within three months. As of December 31, 2015, we had total open sales and purchase orders for products that approximated $9.0 million, versus $14.7 million at December 31, 2014. As of December 31, 2014, our backlog included a two-year ammunition order for 2015 and 2016. As of December 31, 2015, only one year of backlog remained from this two-year order. Purchase orders can be amended or cancelled, however, the Company has no indications of any amended orders or any cancelled orders.

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

Sales for which federal or foreign governments and militaries thereof are the ultimate customer accounted for more than 50% of our business in both 2015 and 2014. Budget reductions, reallocations of existing budgets, or spending constraints affecting military spending could cause significant delays or reductions in the number and value of orders for products, which could reduce revenues.

Due to our current level of dependency on the U.S. and NATO country defense agencies for revenues, the loss of business with either would significantly adversely impact us at this time.

A large portion of our revenue is derived from a small number of customers.

A large percentage of our revenue is typically derived from a small number of customers, and we expect this trend to continue.  For our fiscal year ended December 31, 2015, two customers accounted for approximately 37% of our revenue. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to purchase our products at the same levels, or at all. Accordingly, our revenue and results of operations may vary substantially from period to period. We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If one or more of our significant customers were to terminate or fail to renew its contract with us, to otherwise cease doing business with us, to significantly reduce or delay its purchases from us or to fail to pay us on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

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

CTI and CTSAS manufacture products in and sell products from the U.S. and France, respectively. Products sold by CTI are priced in U.S. dollars and most raw material components are purchased in U.S. dollars. Products sold by CTSAS are priced predominantly in euros and most of CTSAS’s raw material purchases from third parties are priced in euros. Significant changes in foreign exchange rates will affect reported financial results.

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

Our ability to win new contracts and contract renewals depends on factors outside our control, which could limit revenue growth and profitability.

Our revenue growth and ability to achieve and maintain profitability is generally dependent upon the ability to win new contracts and renewals of existing contracts. This depends on a number of factors we cannot control, including substitution of our products with products based on an alternative technology.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2015, we had total debt obligations outstanding of approximately $20.3 million, versus $21.3 million as of December 31, 2014. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to restructure or refinance our debt, or dispose of material assets or operations, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

We have never declared or paid any cash dividends on common stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on factors our Board of Directors deems relevant, including among others, results of operations, financial condition and cash requirements, business prospects, and the terms of credit facilities and other financing arrangements. In addition, our credit facility precludes us from paying dividends without the consent of our lenders. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value.

Our securities are quoted on the OTCQB Market, which may limit the liquidity and price of our securities more than if the securities were quoted or listed on the NASDAQ or the AMEX markets.

Our securities are quoted on the OTCQB Market, a NASD-sponsored and operated inter-dealer automated quotation system. Quotation of our securities on the OTCQB Market will limit the liquidity and price of securities more than if the securities were quoted or listed on NASDAQ or AMEX

We currently have a small number of beneficial holders, which we believe contributes significantly to limited trading and to limiting the liquidity and price of securities. Furthermore, we believe this contributes to unexpected price volatility.

The issuance of common shares upon the conversion of our outstanding Series A, Series B or Series D preferred stock or the exercise of our outstanding options or warrants may cause immediate and substantial dilution to our existing stockholders.

In our November 2013 financing, we issued 123,077 shares of Series A preferred stock outstanding that may be converted into shares of common stock. Each share of Series A preferred stock is convertible into common stock at a conversion price of $0.13664587. We also have additional options and warrants outstanding. On July 30, 2014, we issued an aggregate of 1,000 units of securities of the Company for an aggregate purchase price of $2.0 million (or $2,000 per unit). Investors purchased an aggregate of 1,000 units of securities of the Company (the “Units”), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company and (2) one share of Series C Preferred Stock of the Company. Each share of Series B Convertible Preferred Stock is initially convertible into 35,713.147 shares of common stock. We issued 10 shares of Series D preferred stock in connection with the May 2015 refinancing and each share is convertible into 752,807.8 shares of common stock. The issuance of shares upon conversion of the preferred stock, or outstanding indebtedness and exercise of warrants and options may result in substantial dilution to the interests of other stockholders. We may find it more difficult to raise additional equity capital while our preferred stock and our warrants are outstanding.

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

Our Series A, Series B, Series C and Series D preferred stocks have liquidation preferences and redemption requirements that may affect common stock holders.

In the event of our dissolution, liquidation, sale or change of control, the holders of our Series C preferred stock would be entitled to receive a liquidation preference in priority over the holders of common stock, as well as over the holders of our Series A, Series B and Series D preferred stock.  Pursuant to the Series C Certificate of Designation, each share of Series C Preferred Stock ranks senior to our common stock, our Series A preferred stock and our Series B preferred stock with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company. Pursuant to the Series D Certificate of Designation, each share of Series D Preferred Stock ranks senior to Series B Preferred Stock, Series A Preferred Stock and common stock. Pursuant to the Series B Certificate of Designation, each share of Series B Preferred Stock ranks senior to our common stock and our Series A preferred stock. Therefore, it is possible that holders of common stock will not obtain any proceeds if any such event occurs. In addition, beginning on the fifth anniversaries of both of the closings of the Series A and Series C preferred stock financing transactions, the requisite holders of the Series A and the Series C preferred stock will have the right to elect to cause us to redeem, out of funds legally available therefore, all but not less than all of the then outstanding shares of Series A and Series C preferred stock, respectively, for a price per share equal to the liquidation value for such shares.

The interests of our significant stockholders may not coincide with yours and such stockholders may make decisions with which you may disagree.

As of December 31, 2015, Cova Small Cap Holdings, LLC (“Cova”) and US VC Partners, L.P. (“US VC”), holders of our common and preferred stock, were entitled to vote a number of shares equal to approximately 23% and 39.7%, respectively, of our common shares eligible to vote, or, on a combined basis approximately 62.7%. Both Cova and US VC have a number of officers in common. As a result, these stockholders have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not coincide with our interests or the interests of other stockholders.

We have experienced recurring operating losses prior to 2015 and our liquidity had been reduced.

For the year ended December 31, 2015, we had net income of approximately $3.3 million versus for the year ended December 31, 2014, in which we had a net loss of approximately $7.7 million. As of December 31, 2015, we had an accumulated deficit of approximately $100.0 million and total stockholders’ equity of $2.8 million. Our unrestricted cash balance was approximately $1.5 million at December 31, 2015 and our borrowing availability under our senior lender credit facility was $4.0 million. Although improving, our financial condition may limit our ability to do acquisitions or grow the business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own the West Springfield, Massachusetts facility which houses research and development and manufacturing for CTI and CTS products. The facility is located on ten acres of land in an industrial area and has approximately 200,000 square feet of office, manufacturing and warehousing space. There is adequate space available in the facility to accommodate an increase in operations and staffing. There are no known matters of ground contamination or air quality discharges that exceed acceptable limits. The facility is older and contains asbestos, which is consistent with buildings of its era, but there is no known damaged asbestos requiring remediation. The facility is subject to inspections by various environmental agencies from time to time and no significant violations of any environmental standards have been noted during the period of ownership by the current owners. Environmental violations are not believed to represent a material risk. The facility is subject to a mortgage.

The facility in Aix-en-Provence, France is also owned by us and houses all foreign operations. The facility has 10,000 square feet of office and manufacturing space sitting on two acres and is in good condition. There are no known environmental violations pertaining to the facility and environmental violations are not believed to represent a material risk.

We lease several buildings in Bound Brook, New Jersey, where administrative, manufacturing and research and development activities are housed for CSP. The lease is a market-based lease, for approximately 50,000 square feet of production and office space that was entered into with the acquisition of the assets of JFC Technologies, effective August 31, 2011. The lease ends on August 31, 2016, with extension options available, and requires current lease payments of approximately $33,000 per month.

Effective March 5, 2013, we entered into a five-year lease for approximately 8,500 square feet of office space in Fort Lauderdale, Florida to house certain executive, sales and administrative personnel and corporate functions. Monthly lease payments are approximately $19,000 and subject to annual escalation.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and units are quoted on the OTCQB Market under the symbols ‘‘CYLU’’ and ‘‘CYLUU,’’ respectively. The following table sets forth the high and low sales information for our common stock and units for each of the calendar quarters indicated. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Units
	High	Low	High	Low

First quarter 2014	$0.94	$0.64	$3.50	$3.50
Second quarter 2014	$0.45	$0.08	$3.50	$3.50
Third quarter 2014	$0.10	$0.04	$3.50	$3.50
Fourth quarter 2014	$0.10	$0.05	$3.50	$3.50
First quarter 2015	$0.17	$0.03	$3.50	$3.50
Second quarter 2015	$0.15	$0.03	$3.50	$3.50
Third quarter 2015	$0.10	$0.04	$3.50	$3.50
Fourth quarter 2015	$0.15	$0.04	$3.50	$3.50

Holders of Common Stock

As of March 11, 2016, there were of record 161 holders of common stock and one holder of units.

Dividends

We have never declared or paid cash dividends on common stock and do not anticipate declaring or paying cash dividends on common stock in the foreseeable future. Payments of future dividends on common stock, if any, will be at the discretion of our Board of Directors after taking into account various factors, including financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our Board of Directors may deem relevant. Our credit agreement with our senior lenders prohibits paying a dividend without their consent.

Performance Graph

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Recent Sales of Unregistered Securities

Other than as previously disclosed in our Quarterly Report on Form 10-Q or our Current Report on Form 8-K, none.

Purchases of Equity Securities by the Company and Affiliated Purchasers

We did not purchase any equity securities during the fourth quarter of 2015, and we have no publicly announced plans or programs to do so.

ITEM 6.    SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The majority of revenues are derived from sales for the ultimate use by the U.S. Military and various other militaries around the globe. For 2015, there were two direct customers each with revenues greater than 10% of our total revenues: LC Industries, which accounted for approximately 23% of total revenues, and American Rheinmetall Munition, which accounted for approximately 14% of total revenues. In the military markets, we have longer-term, fixed-price, indefinite-quantity contracts lasting three to five years. They generally provide higher margins because the products are more technologically advanced, versus some of the commercial markets, where advanced technology/performance is generally not as important and therefore competition is greater, resulting in lower margins. See Item 1: Business for greater detail.

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

We have two significant contracts, with LC Industries and the NSPA, as discussed in Item 1: Business, providing for the sale of indefinite quantities of products at fixed per unit prices, subject to adjustment for certain economic factors. In addition, we accepted a two year purchase order covering the period 2015 – 2016 for training ammunition with a fixed unit price for the period. Revenue under these contracts is recognized when products ordered under the contracts are received by the customer. Whenever costs change, we review the pricing under these contracts to determine whether they require the sale of products at a loss. To date, we have no loss contracts which would require the accrual of future losses in the current financial statements.

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

Warrants Liability

The Company uses fair values as determined by significant unobservable inputs. These estimated values are significant inputs into the Monte Carlo simulation method and the Black Scholes pricing model used to calculate the estimated fair value of common warrants and preferred warrants potentially settleable in cash, which are recorded as warrants liability. The estimated fair value of the Company’s warrants are determined at each balance sheet date and the change in the estimated fair value of the warrants is reflected within the Company’s statements of comprehensive income (loss).

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of December 31, 2015 or 2014.

We classify interest on tax deficiencies as interest expense and income tax penalties as other expense.

In September 2015, the IRS completed an audit of our tax return for the year 2013. There were no adjustments to our 2013 tax return. Our tax return filed for the year 2014 is still open for audit. The tax return for 2014 was filed on September 14, 2015 under a filing extension. The tax return for 2015 is expected to be filed under a filing extension prior to September 15, 2016.

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

Foreign Operations and Currency

Accounts of our foreign subsidiary are recorded using their local currency (the euro) as the functional currency. For consolidation, revenues and expenses are converted to U.S. dollars using the average exchange rate for the month in which they were recorded. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income, net in the consolidated statements of comprehensive income (loss) in the period the gain or loss occurred.

Recent Accounting Pronouncements

The following are recent accounting pronouncements that have affected our consolidated financial statements or may affect them in the future.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. As a result, this guidance is now effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017 and early adoption is permitted only as of annual reporting periods (including interim reporting periods within those reporting periods) beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company is in the process of determining the potential effects on the consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 states that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result is debt issuance cost being presented the same way debt discounts have historically been handled. ASU 2015-03 does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance is effective for the Company as of January 1, 2016 and may be adopted early. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by amounts classified as deferred debt issuance costs, but does not expect this update to have any other effect on its consolidated financial statements when adopted in 2016.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. This guidance is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is in the process of determining the potential effects on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating into current and noncurrent amounts. ASU 2015-17 will be effective for annual periods beginning on or after December 15, 2016 and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company has elected to early adopt this guidance as of December 31, 2015 on a prospective basis. As a result, we reclassified our deferred tax assets classified as current to noncurrent and our deferred tax liabilities classified as current to noncurrent in our December 31, 2015 consolidated balance sheet. Prior balance sheets were not retrospectively adjusted.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019 and early adoption is not permitted. The Company does not expect the adoption of ASU 2016-01 will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are largely similar to those applied in current lease accounting. This standard will result in extensive qualitative and quantitative disclosure changes. This standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

Results of Operations

Overall Perspective : Financial results for 2015 improved from those of 2014. We began sales under a new training ammunition program, and sales increased over the prior year in our Specialty Chemicals business. These increases were partially offset by decreases in our Chemical Light and Training & Simulation businesses. We had expected the decrease in Chemical Light revenues based on the expected impact from the drawdown and reassignment of troops from Afghanistan, and believe that the 2015 level of sales achieved represents a base from which to grow. Our operating expenses increased over 2014, but this was due to performance bonuses being accrued for achieving financial targets set by the Board of Directors. Absent the bonus expense accrual, our operating expenses declined from 2014 levels. In May 2015, we refinanced our senior and subordinated debt by entering into a new five year credit agreement that we believe will meet the Company’s liquidity needs.

Revenues :    Total revenues for 2015 of approximately $37.8 million increased by approximately $4.5 million from 2014 due primarily to the start of sales under a new training ammunition program. The following table depicts annual revenues by sales category. In managing the business, we do not prepare profitability statements or track assets / costs by these categories; the business is operated as a single segment.

Category ($ in millions)	2015	2014	Change
Chemical Light	$20.7	$22.1	$(1.4)
Ammunition	5.3	0.0	5.3
Training & Simulation	0.4	0.6	(0.2)
Specialty Products	11.4	10.6	0.8
Total	$37.8	$33.3	$4.5

The following tables show revenues by quarter by category to help analyze major trends / impacts on the business.

2015 Category ($ in millions)	Q1	Q2	Q3	Q4	2015
Chemical Light	$4.2	$5.0	$5.5	$6.0	$20.7
Ammunition	0.2	1.5	2.1	1.5	5.3
Training & Simulation	0.1	0.1	0.1	0.1	0.4
Specialty Products	2.4	3.3	2.8	2.9	11.4
Total	$6.9	$9.9	$10.5	$10.5	$37.8

2014 Category ($ in millions)	Q1	Q2	Q3	Q4	2014
Chemical Light	$5.0	$6.2	$5.5	$5.4	$22.1
Ammunition	0.0	0.0	0.0	0.0	0.0
Training & Simulation	0.1	0.2	0.2	0.1	0.6
Specialty Products	2.2	2.5	2.7	3.2	10.6
Total	$7.3	$8.9	$8.4	$8.7	$33.3

Chemical Light: Revenues of approximately $20.7 million for 2015 were approximately $1.4 million, or approximately 6% below revenues of approximately $22.2 million for 2014 due to decreased sales to both LC Industries and the NSPA.

Ammunition: Revenues increased by approximately $5.3 million from the start of a new contract for 40mm low-velocity training ammunition.

Training & Simulation: Revenues for 2015 of approximately $0.4 million declined by approximately $0.2 million from the prior year due to fewer CTS devices being purchased and fewer training sessions conducted.

Specialty Products: Revenues of approximately $11.4 million for 2015 were approximately $0.8 million, or 8%, above revenues of approximately $10.6 million for 2014 due to increased purchases from several customers.

Gross profit: Gross profit was approximately $17.4 million for 2015 versus $13.9 million for 2014, representing a $3.5 million increase. The increase was the result of sales of training ammunition, an improvement in overhead absorption and lower expense for slow moving and obsolete inventory. The gross margin for 2015 was 46.0% versus 41.8% for 2014. Contributing to this were price increases, the improved absorption of overhead and lower expense for slow moving and obsolete inventory.

Expenses: Sales and marketing expenses in 2015 of approximately $2.4 million decreased by $1.0 million, or approximately 29%, from the prior year, primarily due to lower sales and marketing payroll expense from a reduction in positions and a corresponding drop in sales and marketing related travel expenses. General and administrative expenses in 2015 of approximately $7.6 million increased from 2014 by approximately $1.9 million, primarily due to the accruing of performance based bonus expense. Research and development expenses of approximately $1.4 million in 2015 decreased by approximately $0.1 million, or a 7% decrease from 2014 due to increased focus of resources on fewer research activities.

Interest expense, net: Interest expense of approximately $3.0 million increased by approximately $0.9 million from the prior year. The increase was primarily attributable to the amortization of debt issuance costs incurred in the refinancing of our senior and subordinated debt on May 18, 2015.

Amortization of intangible assets : Amortization of intangibles was approximately $1.0 million in 2015 and $1.8 million in 2014. The reduction in 2015 is due to a number of intangible assets becoming fully amortized, as well as the reduced amount being amortized in 2015 as a result of the impairment charges recorded during 2014.

Impairment Charges: During 2015, based on our annual review, there were no impairment charges.

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

The “step 1” goodwill impairment assessment for 2015 and 2014 was performed by comparing the fair value of each reporting unit containing goodwill to those reporting units’ carrying values. Our Chemical Light and Specialty Products reporting units have goodwill assets. Since there are no quoted market prices for our reporting units, the fair value of our reporting units were determined using a discounted present value technique utilizing each reporting unit’s forecasted after-tax cash flows. The “step 1” test determined that the fair value of the both the Chemical Light reporting unit and the Specialty Products reporting unit exceeded their carrying values, and therefore the goodwill did not need to be tested further under what is commonly known as “step 2” of the goodwill impairment assessment.

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

Provision for (benefit from) income taxes: The change from a pre-tax loss in 2014 to pre-tax income in 2015 is due primarily to the increase in revenues, decrease in legal fees, and sales and marketing expenses in 2015. The 2014 intangible impairment loss, as well as a loss on the extinguishment of related party debt, resulted in an overall pre-tax loss of approximately $6.5 million for the year ended December 31, 2014. The effective tax rate for 2015 of approximately 6% is lower than the 2014 rate of (19%). The Company incurred approximately $0.3 million of foreign tax expense on CTSAS’s income in 2015. The Company continues to have a full valuation allowance against its U.S. deferred tax assets. The Company has a valuation allowance of approximately $12.3 million as of December 31, 2015 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses.

Balance Sheet

Accounts receivable at December 31, 2015 were approximately $4.3 million, or approximately $0.7 million higher than at the end of 2014. Higher fourth quarter revenues in 2015 and timing differences for billings and collections account for most of the change.

Inventories, net were approximately $7.5 million at December 31, 2015 versus $7.8 million at the end of 2014. The decrease was the result of efforts to continuously reduce the level of inventory on-hand and timing. Our inventory balances fluctuate from a combination of recent sales activity and the timing of purchases of raw materials. Certain raw materials are purchased only several times a year due to long lead times and the desire to purchase in bulk to minimize costs, while other materials are purchased more frequently.

Property, plant and equipment of approximately $6.8 million at December 31, 2015, decreased from the end of 2014 by approximately $0.3 million due to depreciation in excess of capital additions.

Net intangible assets of approximately $5.7 million at December 31, 2015, decreased from the end of 2014 by approximately $0.9 million due primarily to approximately $1.0 of amortization of such assets.

The current portion of notes payable decreased to approximately $0.5 million at December 31, 2015, from $5.8 million at the prior year-end. The 2014 balance was significantly higher in order to recognize a December 2015 maturity date on our senior debt with TD Bank.

Accounts payable and accrued expenses, combined, were approximately $4.8 million at the end of both 2015 and 2014. Accounts payable of approximately $0.9 million as of December 31, 2015, was approximately $1.2 million lower than the prior year-end. Further improvement in 2015 of Company performance and cash flow contributed to reducing outstanding payables. Accrued expenses of $3.8 million as of December 31, 2015 were approximately $1.1 million higher than the previous year-end due primarily to the accrual of performance bonuses earned in 2015 and payable in 2016.

Net deferred income tax assets increased at the end of 2015 over the prior year, primarily as a result of the following:

•	Decreases in accrued legal fees and legal settlements;
•	Decreases in inventory reserves.

•	An increase in deferred tax liabilities as a result of future non-deductible goodwill amortization.

A valuation allowance of approximately $12.2 million remains on deferred federal tax assets for the carryforward of net operating losses and foreign tax credits, which we do not anticipate using in the near-term. The utilization of this asset is dependent upon generation of significant revenues from sources outside the U.S.

We had federal net operating loss carryforwards amounting to $4.6 million and $3.9 million at December 31, 2015 and 2014, respectively. The net operating loss carryforward at December 31, 2015 expires in fiscal years 2027 through 2035. Internal Revenue Code Section 382 limits utilization of prior losses to approximately $0.4 million per year. However, it is possible that future changes in ownership could result in changes to the amounts allowed by IRC Section 382 and provide for a lower annual limitation for utilization of losses. State net operating loss carryforwards amounted to $8.4 million and $10.3 million as of December 31, 2015 and 2014, respectively.

Effective as of August 3, 2015, CTI entered into a Second Amendment (the “Settlement Amendment”) to the Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) entered into on July 10, 2014 (the “Settlement Agreement”), with certain former stockholders and members of management of Omniglow Corporation (collectively, the “Omniglow Buyers”) (which Settlement Agreement was summarized in the Current Report on Form 8-K filed by the Company on July 16, 2014). Pursuant to the Settlement Amendment, the parties to the Settlement Agreement agreed to amend CTI’s obligation to make the final settlement payment due under the Settlement Agreement, such that CTI would make a final payment of $1.4 million (the “Reduced Final Payment”) within five days of the execution of the Settlement Amendment in lieu of a payment of $1.9 million that would otherwise have been due on January 10, 2016 (or, at CTI’s election, a payment of $2.35 million due on October 10, 2016). Accordingly, upon payment by CTI of the Reduced Final Payment, which payment was made on August 3, 2015, CTI has no further payment obligations pursuant to the Settlement Agreement.

Liquidity and Capital Resources

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

Pursuant to the Monroe Credit Agreement, we borrowed an aggregate principal amount equal to $21.0 million ($3.0 million under the Monroe Line of Credit and $18.0 million under the Term A Loan), less closing fees and expenses. The drawn proceeds from the Monroe Credit Facility were used to repay in full our senior debt with TD Bank, N.A., repay in full the Company’s subordinated debt with Granite Creek Partners Agent, LLC, and retire the Company’s amended and restated promissory note in favor of JFC Technologies, LLC. The remainder of the proceeds were used for the Company’s general working capital purposes.

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

As of December 31, 2015, cash was approximately $1.7 million versus $2.4 million as of December 31, 2014. However, our availability under our revolving credit facility was $4.0 million at December 31, 2015 versus availability at December 31, 2014 of $0.6 million.

Capital expenditures and payments for intangibles, which totaled approximately $0.8 million in 2014, were approximately $1.2 million for 2015 and are expected to increase for 2016 to reflect a number of planned capital improvement projects. We expect to fund these capital expenditures in 2016 from existing cash and operating cash flows.

We were in compliance with our financial planned covenants as of December 31, 2015. We expect to meet our financial covenants for 2016 and that cash provided by the business will be adequate to meet our planned needs.

Subsequently, on March 18, 2016, we paid approximately $1.8 million in accrued performance bonuses out of cash on hand without need to access the revolving line of credit.

The Company did not pay a dividend in 2015 and has no plans to do so.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2015 or 2014.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of disclosure controls and procedures were effective as of December 31, 2015.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework - 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of December 31, 2015.

As a smaller reporting company, we are not required to obtain an attestation report from our independent registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during our last fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to each of our directors and executive officers as of March 26, 2015:

Name	Age	Position with Cyalume and Principal Occupation	Held Office Since
Yaron Eitan	59	Director and Vice Chairman of the Board	2006
Zivi Nedivi	57	President and Chief Executive Officer, Director	2012
Dale Baker	58	Chief Operating Officer	2012
Michael Bielonko	63	Chief Financial Officer & Secretary	2013
James (Jamie) Schleck	47	Director	2011
Ji Ham	40	Director	2013
Jason Epstein	42	Director	2008
Andrew Intrater	53	Director	2009
John G. Meyer, Jr.	71	Director	2011
Thomas G. Rebar	53	Director and Chairman of the Board	2007
Michael Barry	58	Director	2014

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

Yaron Eitan has been our Vice Chairman of the Board since December 2008 and was our Chief Executive Officer and President from May 2006 through December 2008. In 1998, Mr. Eitan founded Selway Partners LLC, a holding company focused on technology investments, and has been its President and Chief Executive Officer since that time. From July 2002 to the present, Mr. Eitan has been a member of SCP Private Equity Management Company, LLC, a private equity and venture capital management company. Mr. Eitan is the Chairman and/or board member of several privately-held technology companies. Mr. Eitan holds an M.B.A. from the Wharton School of Business of the University of Pennsylvania. We believe that Mr. Eitan’s leadership, business and technology experience qualify him to serve as a director.

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

Thomas G. Rebar has served as a Director of Cyalume since August 6, 2007 and as our Chairman from August 2014. Mr. Rebar has been a Partner of SCP Private Equity Management, LLC since 1996. Mr. Rebar is currently a Director of several privately-held companies. Mr. Rebar has served as the chair of our audit committee since January 2009. Mr. Rebar received his B.S. summa cum laude from the University of Scranton and an M.B.A. from New York University Graduate School of Business Administration. Mr. Rebar’s leadership, business and financial experience qualify him to serve as a director.

Michael Barry has been a Director of Cyalume since July 30, 2014. Mr. Barry is the President of Prairie Street Capital, has extensive experience as the CEO of industrial distribution businesses as well as in the global sourcing of products. He was the President and COO of Copperfield Chimney Supply, a national million supplier of proprietary chimney and hearth products to retailers and professional contractors.  Mr. Barry was also the President of Woodard, Inc., a $65 million multi-location manufacturer of casual patio furniture to specialty retailers and mass merchants.  Prior to joining Woodard, Mr. Barry was the President and CEO of Intech EDM, an industrial distributor of consumable materials for Electrical Discharge Machining with operations in six countries. Mr. Barry received his BS from Georgetown University and an MBA, with distinction, from The Wharton School.  Mr. Barry is a CTP (“Certified Turnaround Professional”) and a member of the AICPA and the Illinois CPA Society. Mr. Barry’s business background and financial expertise qualify him to serve as a director.

Meetings and Committees of the Board of Directors

During the year ended December 31, 2015, the Board of Directors met 10 times. All of the directors attended at least 75% of the meetings of the Board and each committee on which he serves, except Jason Epstein and Andrew Intrater. Each director is expected to participate, either in person or via teleconference, in meetings of our Board of Directors and meetings of committees of our Board of Directors in which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities. The Board of Directors has determined that Messrs. Eitan, Ham, Epstein, Intrater, Meyer, Rebar and Barry, are each independent directors as defined in Rule 4200 of the Nasdaq Marketplace Rules and applicable Securities and Exchange Commission (“SEC”) regulations.

Compensation Committee. On January 13, 2009, the Board of Directors formed a Compensation Committee and adopted a written charter. Serving on the Compensation Committee are Yaron Eitan (chairman), Jason Epstein and John G. Meyer, Jr., each of whom is independent as defined in Rule 5605(a)(2) of the Listing Rules. The Compensation Committee held three meetings during 2015. The charter is available to security holders on our website, www.cyalume.com. The charter sets forth responsibilities, authority and specific duties of the Compensation Committee. The Compensation Committee reviews and recommends to the board the compensation for the CEO and non-employee directors of our Company, and reviews the CEO’s compensation recommendations for all other corporate officers. It also reviews the general policy relating to compensation and benefits for all employees. The Compensation Committee has been designated by the Board of Directors to administer the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan and the Cyalume Technologies Holdings, Inc. 2014 Equity Incentive Plan.

Nominating and Corporate Governance Committee. On January 13, 2009, the Board of Directors formed the Nominating and Corporate Governance Committee and adopted a written charter. Thomas Rebar (Chairman) and Andrew Intrater, each of whom is independent as defined in Rule 5605(a)(2) of the Listing Rules, serve on this committee. The Nominating and Corporate Governance Committee’s charter is available to security holders on our website, www.cyalume.com. The Nominating and Corporate Governance Committee did not meet during 2015. There were no vacancies on the Board occurring during 2015. The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board of Directors are required to have such experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the Listing Rules and applicable SEC regulations. Stockholders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o Cyalume Technologies Holdings, Inc., 910 SE 17th Street, Suite 300, Fort Lauderdale, Florida 33316. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. Those suggesting a nominee should include evidence that the writer is a Company stockholder, the name and contact information of the candidate and a statement signed by the candidate that the candidate is willing to be considered for nomination by the committee and wiling to serve as a director, if nominated and elected. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

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

Executive Committee. On January 13, 2009, the Board of Directors formed an Executive Committee. Yaron Eitan (Chairman), Michael Barry, Ji Ham, Thomas Rebar and Zivi Nedivi serve on this committee. The Executive Committee exercises the powers of the Board between meetings of the full Board of Directors. The Executive Committee met monthly during 2015.

Audit Committee. The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Thomas G. Rebar (Chairman), Michael Barry and Yaron Eitan serve on this committee. The Audit Committee held five meetings during 2015. The Board of Directors has determined that Thomas G. Rebar is an “audit committee financial expert”. The Board of Directors has determined that each of the members of the Audit Committee are independent as defined in Rule 5605(a)(2) of the Listing Rules.

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

Compensation Committee Interlocks and Insider Participation

During 2015, no current or former officer or employee of CTI, CSP or CTS participated in deliberations of Cyalume’s Board of Directors concerning Executive Officer compensation.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all stockholders have complied with all filing requirements applicable to 10% beneficial owners during the year-ended December 31, 2015.

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

Employment Agreements

The following discussion summarizes the material terms of current employment agreements with our Executive Officers:

Zivi Nedivi The Company, CTI and East Shore Ventures, LLC (the “Consultant”), a limited liability company owned by Mr. Nedivi, entered into a services agreement (the “Services Agreement”), effective April 2, 2012, which provided that Mr. Nedivi would serve as the Company’s Chief Executive Officer and member of the Company’s board of directors. The Services Agreement had an initial term of three years. Effective as of February 1, 2015, the Company, CTI, and Mr. Nedivi entered into an employment agreement (the “Employment Agreement”), pursuant to which Mr. Nedivi continues to serve as the Company’s Chief Executive Officer. Mr. Nedivi had previously served in such capacity pursuant to the Services Agreement, which was terminated effective as of February 1, 2015. The material terms of the Employment Agreement are substantially the same as those of the Services Agreement, other than changes to reflect the change from an independent contractor relationship to an employment relationship.

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

The Consultant initially received an option to purchase up to 1,036,104 shares of the Company’s common stock at an exercise price per share of $1.50 (the “Initial Nedivi Option”). The Initial Nedivi Option became exercisable annually in five equal installments on each of the first five anniversaries of the approval of the issuance of the Initial Nedivi Option. In November 2014, that option was cancelled and replaced with an option, issued directly to Mr. Nedivi, to purchase 5,015,891 shares of the Company’s common stock at an exercise price per share of $0.09 (the “Nedivi Option”), subject to the effectiveness of the adoption of the 2014 Plan [and the Amendment]. The Nedivi Option shall be subject to vesting over four years from the date of grant, in four equal annual installments commencing on the first anniversary of the date of grant with the final installment occurring on the fourth anniversary of the date of grant, provided that the Nedivi Option shall not vest until the Company’s senior debt and junior debt have both been re-financed such that the total cost of new money shall not exceed 25% per annum including cash and PIK interest and the cost of warrants (unless such threshold is subsequently increased by the Board). This performance condition was met on May 18, 2015. Additionally, the Nedivi Option shall vest in full upon the sale of the Company for at least $35 million of enterprise value. If neither a qualified refinancing nor a qualified sale of the Company, as described above, occurs then no portion of the Nedivi Option shall vest.

In the event Mr. Nedivi’s employment under the Employment Agreement is terminated by the Company without Cause or by non-renewal, or by Mr. Nedivi for Good Reason, in addition to the amounts accrued to him, Mr. Nedivi would be entitled to receive continued payment of his base salary then in effect for a one-year period, subject to Mr. Nedivi signing a release of claims in favor of the Company and its affiliates.

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

Mr. Baker also received an initial option to purchase up to 350,000 shares of the Company’s common stock at an exercise price per share of $1.50 (the “Initial Baker Option”). The Initial Baker Option became exercisable annually in five equal installments on each of the first five anniversaries of the approval of the issuance of the Initial Baker Option. In November 2014, the Initial Baker Option was cancelled and replaced with an option to purchase 1,504,767 shares of the Company’s common stock at an exercise price per share of $0.09 (the “Baker Option”), subject to the effectiveness of the adoption of the 2014 Plan [and the Amendment]. The Baker Option shall be subject to vesting over four years from the date of grant, in four equal annual installments commencing on the first anniversary of the date of grant with the final installment occurring on the fourth anniversary of the date of grant, provided that the Baker Option shall not vest until the Company’s senior debt and junior debt have both been re-financed such that the total cost of new money shall not exceed 25% per annum including cash and PIK interest and the cost of warrants (unless such threshold is subsequently increased by the Board). This performance condition was met on May 18, 2015. Additionally, the Baker Option shall vest in full upon the sale of the Company for at least $35 million of enterprise value. If neither a qualified refinancing or a qualified sale of the Company, as described above, occurs then no portion of the Baker Option shall vest.

Michael Bielonko Mr. Bielonko’s employment agreement, effective October 10, 2013, provided that Mr. Bielonko would be employed as CTI’s Chief Financial Officer. The contract had an initial term expiring on December 31, 2014 unless extended in writing by the mutual agreement of the parties or unless terminated by either party upon 30 days written notice prior to the anniversary/expiration date or terminated pursuant to certain events or for cause. As of December 31, 2014, the employment agreement effective October 10, 2013 expired; Mr. Bielonko continues to serve as the CFO on an agreed upon day-to-day basis until such time as he is replaced, ends the day-to-day agreement, or a new agreement is entered into.

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

Severance Arrangements

Assuming the employment of our named executive officers were to be terminated without cause, each as of December 31, 2015, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the below table:

	Cash Severance
	No Change in Control	Change in Control
Zivi Nedivi	$450,000	$450,000
Dale Baker	$175,000	$175,000
Michael Bielonko	$93,500	$93,500

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by death or disability, other than the payment of accrued but unpaid annual salary and bonus, if any, and reimbursement of accrued but unpaid business expenses.

Summary Compensation Table

The following table shows information concerning the annual compensation in 2015 and 2014 for services provided to us by our Chief Executive Officer and our two other executive officers.

Name and Principal Position	Year	Salary ($)	Earned Bonus ($)		Option Awards ($) (1)		All Other Compensation ($)	Total Compensation ($)
Zivi Nedivi,	2015	435,577	740,528		181,676	(4)	—	1,357,781
President & CEO	2014	431,250	—		—	(3)	—	431,250

Dale Baker,	2015	345,816	400,966		126,400	(4)	774	873,956
COO	2014	342,613	—		—	(3)	774	343,387

Michael Bielonko,	2015	181,246	139,430		—		12,847	333,523
CFO & Secretary	2014	187,000	100,000	(2)	27,279		14,496	328,775

(1)	The amounts in this column reflect the aggregate full grant date fair value of each award computed in accordance with ASC Topic 718, Compensation-Stock Compensation. This is not necessarily representative of the value received. The executive officers can only realize value from stock options if the market price of Cyalume stock increases above the exercise price of the options.

(2)	Represents a stay bonus paid pursuant to the terms of Mr. Bielonko’s employment agreement.

(3)	Due to the performance-based conditions associated with this award, the fair value is zero as of this date.

(4)	Performance based conditions were met May 18, 2015 with the refinancing of the Company’s debt.

Equity Compensation Awards

On November 21, 2014, the Compensation Committee of the Board of Directors authorized 5,015,891 stock options to Zivi Nedivi, 1,504,767 stock options to Dale Baker and 324,729 stock options to Michael Bielonko, in each case subject to the effectiveness of the adoption of the 2014 Plan, which became effective February 2015.

Outstanding Equity Awards at December 31, 2015

	Option Awards							Stock Awards
	Equity Incentive Plan Awards:							Equity Incentive Plan Awards:
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)	Number of unearned shares that have not vested (#)	Market or payout value of unearned shares that have not vested ($)
Zivi	1,253,972	(1)	3,761,919	(1)	—	$0.09	11/21/2024	—	—	—	—
Nedivi

Dale	376,191	(2)	1,128,576	(2)	—	$0.09	11/21/2024	—	—	—	—
Baker

Michael	9,900	(3)	14,849	(3)	—	$1.66	1/7/2023	—	—	—	—
Bielonko	324,749	(4)	0	(4)	—	$0.09	11/21/2024	—	—	—	—

(1)	These options were granted on November 21, 2014, subject to the effectiveness of the adoption of the 2014 Plan, and vest in the following increments: 1,253,972 on 11/21/2015, 2016 and 2017 and 1,253,975 on 11/21/2018.

(2)	These options were granted on November 21, 2014, subject to the effectiveness of the adoption of the 2014 Plan, and vest in the following increments: 376,191 on 11/21/2015, 2016 and 2017 and 376,194 on 11/21/2018.

(3)	These options vest in the following increments: 4,950 on 1/1/2014, 2015, 2016 and 2017 and 4,949 on 1/1/2018.

(4)	These options were granted on November 21, 2014, subject to the effectiveness of the adoption of the 2014 Plan, and vested December 31, 2015 on the condition met by Mr. Bielonko that he did not leave the Company voluntarily prior to December 31, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2015, certain information as to the equity compensation plan of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares of the Company’s common stock may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	4,027,164	$0.84	(2)	8,229,252
Total	4,027,164	$0.84		8,229,262

(1) Consists of the Company’s Amended 2009 Omnibus Securities and Incentive Plan and the 2014 Equity Incentive Plan (adopted February 15, 2015).

(2) Weighted Average exercise price of outstanding options; excludes restricted stock.

Director Compensation

There were no option awards or stock awards made in 2015. No compensation was paid to non-employee directors in 2015. All directors are reimbursed for travel and other expenses directly related to activities as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March __, 2016, certain information as to the stock ownership of (i) each person known by the Company to own beneficially more than five percent of the Company’s Common Stock, (ii) each of the Company’s current directors and those nominees standing for election, (iii) each of the Company’s executive officers, and (iv) the Company’s executive officers and directors as a group. Except otherwise set forth in the notes to the table, the business address of each stockholder is c/o the Company, 910 SE 17th St., Suite 300, Fort Lauderdale, FL 33316. Information provided as to 5% stockholders other than our employees or management is based solely on forms 13D or 13G filed with the Securities and Exchange Commission and subsequent issuances by the Company.

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

The applicable percentage of ownership is based on 21,400,244 shares outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Common Stock
Ji Ham (2)	20,000	*
Yaron Eitan (3)	1,232,332	5.7%
Jason Epstein (4)	95,000	*
Andrew Intrater (5)	60,565,878	77.4%
John G. Meyer, Jr. (6)	270,915	1.3%
Zivi Nedivi (7)	1,253,972	5.5%
Thomas G. Rebar (8)	350,137	1.6%
James Schleck (9)	7,159,265	28.6%
Michael Barry (10)	14,126,693	39.8%
Dale Baker(11)	376,191	1.7%
Michael Bielonko (12)	426,430	2.0%
Cova Small Cap Holdings, LLC (4)(5)(13)	21,779,839	55.2%
Kline Hawkes Pacific Advisors, LLC (14)	2,273,434	10.6%
US VC Partners, L.P.(15)	38,706,039	64.4%
All Directors and Executive Officers as a group (11 persons)	85,913,341	87.0%

*	Less than 1%.

(1)	The business address of each of our current officers and directors is 910 SE 17th St., Suite 300, Fort Lauderdale, FL 33316.

(2)	Excludes shares beneficially owned by US VC Partners, LP (“US VC”), as described in footnote (15). Mr. Ham was appointed to the Board pursuant to the rights granted to US VC under the terms of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, in connection with US VC’s equity investment in the Company consummated on November 19, 2013. Mr. Ham disclaims beneficial ownership of the shares held by US VC.

(3)	Based on information filed by Yaron Eitan from time to time with the Securities and Exchange Commission. Consists of (i) 555,024 shares of common stock held directly, (ii) options to purchase 135,000 shares of common stock held directly, (iii) 537,308 shares of common stock held by Selway Capital, LLC, Mr. Eitan is the Manager of Selway Capital, LLC and (iv) 5,000 shares of common stock held by Mr. Eitan’s child.

(4)	Excludes shares beneficially owned by Cova Small Cap Holdings, LLC (“Cova”), as described in footnote (13). Mr. Epstein directly holds an option to purchase 95,000 shares of our Common Stock; however, pursuant to a privately negotiated agreement with Cova, Mr. Epstein has agreed to transfer ownership of all common stock underlying the stock option to Cova upon exercise of the stock option. Cova is an affiliate of Renova U.S. Management LLC, in which Mr. Epstein serves as a Manager and participates in a profit sharing plan. Mr. Epstein disclaims beneficial ownership of the shares held by Cova.

(5)	Includes shares beneficially owned by Cova, as described in footnote (13), and shares beneficially owned by US VC, as described in footnote (15). Also includes a stock option to purchase 80,000 shares of common stock held of record by Mr. Intrater. Mr. Intrater, as chief executive officer of Cova, may be deemed to beneficially own the securities held by Cova. Mr. Intrater is also the Special Managing Member of US VC Partners Management, LLC, which manages US VC Partners GP, LLC (“GP”), the sole general partner of US VC and, therefore, may be deemed to beneficially own the securities held by US VC. Mr. Intrater disclaims beneficial ownership over the securities held by Cova and US VC, except to the extent of his pecuniary interest therein, if any.

(6)	Consists of options to purchase 270,000 shares of common stock and 915 shares of common stock held directly.

(7)	Consists of vested options to purchase shares of common stock.

(8)	Consists of: (i) options to purchase 175,000 shares of common stock and (ii) 175,137 shares of common stock held directly.

(9)	Based on information contained in a Schedule 13D/A filed on May 28, 2015, by James Schleck, JFC Technologies, LLC and Bayonet Capital Fund I, LLP. Consists of: (i) 250 shares of common stock held directly by Mr. Schleck; (ii) vested options to purchase 140,000 shares held by Mr. Schleck; (iii) 3,478,943 shares of common stock owned by JFC Technologies, LLC (“JFC”); (iv) shares of common stock that are issuable to JFC upon the conversion of 20 shares of Series A Preferred Stock; and (v) 3,571,315 shares of common stock issuable upon the conversion of 100 shares of Series B Preferred Stock owned by Bayonet Capital Fund I, LLC (“Bayonet”). Mr. Schleck is the Chief Executive Officer of JFC and Bayonet and, as such, may be deemed to beneficially own the securities held by them. Mr. Schleck disclaims beneficial ownership over the securities held by JFC and Bayonet, except to the extent of his pecuniary interest therein, if any.

(10)	Consists of options to purchase 20,000 shares of common stock plus shares of common stock issuable upon the conversion of 395 shares of Series B Preferred Stock owned by the Michael G. Barry Irrevocable Trust of 2006, a trust for the benefit of Mrs. Barry and Mr. Barry’s children. Mr. Barry’s spouse is trustee of the trust. Mr. Barry disclaims beneficial ownership of these securities.

(11)	Consists of vested options to purchase shares of common stock.

(12)	Consists of: (i) 86,831 shares of common stock and (ii) options to purchase 339,599 shares of common stock.

(13)	Based on information contained in a Schedule 13D/A filed on August 19, 2014, by Cova, Andrew Intrater, Renova US Holdings Ltd, Columbus Nova Investments IV Ltd, CN Special Opportunity Fund Ltd. and CN Credit Opportunities Fund 2007-1 Ltd. Consists of 3,744,700 shares of common stock and 18,035,139 shares of common stock issuable upon the conversion of 505 shares of Series B Preferred Stock. Cova’s business address is 900 Third Avenue, 19th Floor, New York, NY 10022.

(14)	Based on information contained in a Schedule 13D/A filed on January 22, 2009. Kline Hawkes’ business address is 11726 San Vicente Blvd., Suite 300, Los Angeles, CA 90049.

(15)	Based on information contained in a Schedule 13D/A filed on August 19, 2014, by US VC, US VC Partners Management, LLC and Andrew Intrater. Consists of shares of common stock issuable upon the conversion of 123,077 shares of Series A Preferred Stock. US VC has a number of officers in common with Cova. US VC’s business address is 900 Third Avenue, 19th Floor, New York, NY 10022.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Debt

In 2011, CSP entered into a market-based lease for property in Bound Brook, New Jersey, from Brook Industrial Park, LLC, an entity that is wholly owned by Mr. Schleck, a member of our board. The term of the lease expires on August 31, 2016 (subject to renewal options). The monthly rent currently payable under the lease is approximately $33,000.

In December 2012, we incurred an unsecured promissory note in the original principal amount of $2,100,000. On November 19, 2013 the note was amended whereby interest accrues on the principal at the rate of 12% per annum, retroactive to the date of the original note in December 2012.The note is payable in full on the earlier of December 16, 2016 or upon the refinancing of the Company’s existing indebtedness (subject to the availability of at least $5,000,000 in available credit after such repayment). Up to $1 million of the principal amount is convertible, at the option of the holder, into shares of Series A Preferred Stock equal to the amount converted divided by $32.50 (subject to certain adjustments based on changes in capitalization affecting the Series A Preferred Stock). On July 30, 2014, in connection with the financing consummated by us on that date (as described below), we entered into a Consent and Waiver Agreement pursuant to which, among other things, the provisions in the unsecured promissory note that had provided that, upon conversion of the first $499,980 of principal of the note, the holder would receive warrants to purchase the Company’s common stock and warrants to purchase shares of Series A Preferred Stock were deleted. On May 18, 2015, in conjunction with the refinancing of the Company’s debt, the note holder converted $650 of principal into 20 shares of Series A Preferred Stock, and the balance of the principal plus accrued interest due under the note at that time were paid in full and the note extinguished. The lender is a related party due to the lender being partially owned by James Schleck, a board member.

Related Party Transactions Policy

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP audited our consolidated financial statements for the years ended December 31, 2015 and 2014. BDO USA, LLP is our principal accountant as of December 31, 2015.

The following table sets forth the aggregate fees billed by BDO USA, LLP for professional services rendered during the fiscal years ended December 31, 2015 and 2014:

	2015	2014
Audit fees (1)	$336,194	$259,092
Audit-related fees (2)	-	-
Tax fees (3)	20,500	-
All other fees (4)	-	-
Total fees	$356,694	$259,092

(1)	Audit fees were primarily related to our financial statement audits, related quarterly reviews and review of various SEC Forms filed during the period.

(2)	There were no fees for audit-related services provided during the period.

(3)	Tax fees were primarily related the Company's Internal Revenue Code Section 382 study during 2015.

(4)	There were no other services provided during the period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   (1)     Financial statements filed as part of this report

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Preferred Stock and Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)          Exhibits

Exhibit
Number		Description
2.1	(1)	Stock Purchase Agreement dated February 14, 2008 by and among Vector Intersect Acquisition Corporation, as the Parent, Cyalume Acquisition Corp., a Delaware corporation, as the Purchaser, Cyalume Technologies, Inc. and GMS Acquisition Partners Holdings, LLC
2.2	(2)	Amendment No. 1 to Stock Purchase Agreement, dated October 22, 2008
2.3	(3)	Amendment No. 2 to Stock Purchase Agreement, dated December 17, 2008
2.4	(3)	Amendment No. 3 to Stock Purchase Agreement, dated December 18, 2008
3.1	(3)	Fifth Amended and Restated Certificate of Incorporation
3.2	(4)	By-laws
3.3	(26)	Second Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on May 15, 2015. (3.1)
3.4	(19)	Warrant to Purchase Common Stock, dated November 19, 2013, issued to the Investor. (3.2)
3.5	(19)	Warrant to Purchase Series A Preferred Stock, dated November 19, 2013, issued to the Investor. (3.3)
3.6	(19)	Second Amended and Restated Warrant to Purchase Common Stock, dated November 19, 2013, issued to Granite Creek FlexCap I, L.P. (3.4)
3.7	(19)	Second Amended and Restated Warrant to Purchase Common Stock, dated November 19, 2013, issued to Patriot Capital II, LP. (3.5)
3.8	(19)	Warrant to Purchase Common Stock, dated November 19, 2013, issued to JFC. (3.6)
3.9	(26)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on May 15, 2015. (3.2)
3.10	(26)	Amended and Restated Certificate of Designation of Series C Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on May 15, 2015. (3.3)
3.11	(26)	Certificate of Designation of Series D Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on May 15, 2015. (3.4)
3.12	(26)	Warrant to Purchase Common Stock, dated May 18, 2015. (3.5)
4.1	(4)	Specimen Common Stock Certificate
4.2	(4)	Specimen Unit Certificate
4.3	(4)	Specimen Warrant Certificate
4.4	(4)	Form of Unit Purchase Option to be granted to the representative
4.5	(8)	Registration Rights Agreement dated March 18, 2011
4.6	(14)	Stock Option Agreement between Cyalume Technologies Holdings, Inc. and East Shore Ventures, LLC (4.1)
4.7	(14)	Stock Option Agreement between Cyalume Technologies Holdings, Inc. and Dale S. Baker (4.2)
10.1	(4)	Form of Stock Escrow Agreement among the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders
10.2	(4)	Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and the Private Placement Purchasers
10.3	(5)	Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan
10.4	(6)	Share Purchase Agreement dated March 18, 2011
10.5	(7)	Amendment No. 1 to the Employee Agreement of Derek Dunaway dated May 9, 2011
10.6	(7)	Amendment No. 1 to the Employee Agreement of Edgar E. Cranor dated May 9, 2011
10.7	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Rodman Principal Investments, LLC dated June 30, 2011 (10.1)
10.8	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Winston Churchill dated July 7, 2011 (10.2)
10.9	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Thomas Rebar dated July 7, 2011 (10.3)
10.10	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Wayne Weisman dated July 7, 2011 (10.4)
10.11	(9)	Amendment No. 2 to the Employee Agreement of Derek Dunaway (10.5)
10.12	(9)	Amendment No. 1 to the Employee Agreement of Michael Bielonko (10.6)
10.13	(9)	Amendment No. 2 to the Employee Agreement of Edgar E. Cranor (10.7)
10.14	(9)	Asset Purchase Agreement dated August 31, 2011 among Cyalume Technologies Holdings, Inc., Cyalume Specialty Products, Inc., JFC Technologies, LLC and Selling Members of Seller (10.8)
10.15	(9)	Registration Rights Agreement between Cyalume Technologies Holdings, Inc., James G. Schleck, James R. Schleck, Jame Fine Chemical, Inc., and JFC Technologies, LLC dated as of August 31, 2011 (10.9)
10.16	(9)	Lease Agreement between Brook Industrial Park, LLC and Cyalume Specialty Products, Inc. (10.10)
10.17	(10)	Stock Purchase Agreement dated December 22, 2011 among Cyalume Technologies Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., and Antonio Colon (10.27)
10.18	(10)	Registration Rights Agreement, dated as of December 22, 2011, between Cyalume Technologies Holdings, Inc., and Antonio Colon (10.28)
10.19	(10)	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement between Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., Cyalume Realty, Inc., Cyalume Specialty Products, Inc. and TD Bank, N.A. dated March 30, 2012 (10.30)
10.20	(10)	Second Amendment to Subordinated Loan Agreement between Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., Cyalume Realty, Inc., Cyalume Specialty Products, Inc., Granite Creek Partners Agent, LLC, Granite Creek Flexcap I, L.P. and Patriot Capital II, L.P. dated March 30, 2012 (10.31)
10.21	(11)	Services Agreement by and among the Company, Cyalume Technologies, Inc. and East Shore Ventures, LLC dated as of April 2, 2012 (10.1)
10.22	(11)	Inducement Agreement by and between East Shore Ventures, LLC and Zivi Nedivi (10.2)
10.23	(11)	Separation Agreement and General Release by and between Cyalume Technologies, Inc. and Derek Dunaway effective as of April 2, 2012 (10.3)

10.24	(12)	Amended and Restated Employment Agreement of Michael Bielonko, Chief Financial Officer, Cyalume Technologies, Inc. (10.1)
10.25	(12)	Separation and Release Agreement between Monte L. Pickens and Cyalume Technologies, Inc. (10.2)
10.26	(13)	Employment Agreement between Daniel S. Baker and Cyalume Technologies, Inc. effective September 10, 2012 (10.1)
10.27	(14)	Amendment No. 1 to Services Agreement dated September 10, 2012 between Cyalume Technologies Holdings, Inc., Cyalume Technologies, Inc., and East Shore Ventures, LLC (10.1)
10.28	(15)	Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement effective December 28, 2012 with TD Bank, N.A. (10.1)
10.29	(15)	Third Amendment to Subordinated Loan Agreement effective December 28, 2012 with Granite Creek Flexcap I, L.P. and Patriot Capital II, L.P., and Granite Creek Partners Agent, L.L.C (10.2)
10.30	(16)	Amendment Agreement dated December 27, 2012 by and among the Cyalume Technologies Holdings, Inc., Cyalume Specialty Products, Inc., JFC Technologies, LLC and James G. Schleck (10.1)
10.31	(16)	Unsecured Promissory Note dated December 31, 2012 with JFC Technologies, LLC (10.2)
10.32	(17)	Employment Agreement, effective as of November 1, 2011, between Cyalume Specialty Products, Inc. and James G. Schleck (10.3)
10.33	(17)	First Amendment to Employment Agreement, dated December 27, 2012, between Cyalume Specialty Products, Inc. and James G. Schleck (10.4)
10.36	(19)	Securities Purchase Agreement, dated November 19, 2013, between the Company and the Investor. (10.1)
10.37	(19)	Registration Rights Agreement, dated November 19, 2013, between the Company and the Investor. (10.2)
10.38	(19)	Release and Escrow Agreement, dated November 19, 2013, among the Company, CTI, Cova and the Investor. (10.3)
10.39	(19)	Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated November 19, 2013. (10.4)
10.40	(19)	Fourth Amendment to Subordinated Loan Agreement, dated November 19, 2013. (10.5)
10.41	(19)	Amended and Restated Promissory Note, dated November 19, 2013. (10.6)
10.42	(20)	Separation and Release Agreement, dated December 31, 2013, between Cyalume Specialty Products, Inc. and James G. Schleck. (10.42)
10.43	(20)	Consulting Agreement, dated December 31, 2013, between Cyalume Specialty Products, Inc. and James G. Schleck. (10.43)
10.44	(21)	Amendment to Consulting Agreement between Cyalume Specialty Products, Inc. and James G. Schleck. (10.1)
10.45	(22)	Securities Purchase Agreement, dated July 30, 2014. (10.1)
10.46	(22)	Registration Rights Agreement, dated July 30, 2014. (10.2)
10.47	(22)	Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Limited Consent and Waiver, dated July 30, 2014. (10.3)
10.48	(22)	Amendment No. 1 to Amended and Restated Promissory Note, dated July 30, 2014. (10.4)
10.49	(22)	Consent and Waiver Agreement, dated July 30, 2014. (10.5)
10.50	(23)	Confidential Settlement Agreement and Mutual Release dated July 10. 2014. (10.1)
10.51	(24)	2014 Equity Incentive Plan.
10.52	(25)	Employment Agreement between Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc. and Zivi Nedivi, dated as of February 1, 2015. (10.1)
10.53	(26)	Credit Agreement, dated May 18, 2015. (10.1)
10.54	(26)	Subscription Agreement, dated May 18, 2015. (10.2)
10.55	(26)	Registration Rights Agreement, dated May 18, 2015. (10.3)
10.56	(27)	Second Amendment to Confidential Settlement Agreement and Mutual Release. (10.1)
10.57	(27)	First Amendment to Credit Agreement, dated as of August 3, 2015. (10.2)
14.1	(10)	Code of Conduct and Ethics (14.1)
16.1	(18)	Letter from CCR LLP
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Database
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Current Report on Form 8-K dated February 14, 2008 and filed with the Commission February 21, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K dated October 22, 2008 and filed with the Commission November 4, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K dated December 17, 2008 and filed with the Commission December 23, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-127644) filed August 18, 2005.
(5)	Incorporated by reference to Exhibit A of the definitive Proxy Statement filed with the Commission April 30, 2009 pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

(6)	Incorporated by reference to the Current Report on Form 8-K dated March 18, 2011 and filed with the Commission March 21, 2011.
(7)	Incorporated by reference to our Form 10-Q dated June 30, 2011 and filed with the Commission August 10, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(8)	Incorporated by reference to the Current Report on Form 8-K dated June 30, 2011 and filed with the Commission July 7, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(9)	Incorporated by reference to our Form 10-Q dated September 30, 2011 and filed with the Commission November 14, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(10)	Incorporated by reference to our Form 10-K dated December 31, 2012 and filed with the Commission April 16, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.
(11)	Incorporated by reference to the Current Report on Form 8-K dated March 30, 2012 and filed with the Commission April 5, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(12)	Incorporated by reference to the Current Report on Form 8-K dated April 19, 2012 and filed with the Commission April 25, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(13)	Incorporated by reference to the Current Report on Form 8-K dated July 19, 2012 and filed with the Commission July 25, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(14)	Incorporated by reference to the Current Report on Form 8-K dated September 10, 2012 and filed with the Commission September 12, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(15)	Incorporated by reference to the Current Report on Form 8-K dated December 20, 2012 and filed with the Commission December 31, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(16)	Incorporated by reference to the Current Report on Form 8-K dated December 27, 2012 and filed with the Commission January 2, 2013. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(17)	Incorporated by reference to the Current Report on Form 8-K dated December 31, 2012 and filed with the Commission January 7, 2013. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(18)	Incorporated by reference to the Current Report on Form 8-K dated November 28, 2011 and filed with the Commission December 2, 2011.
(19)	Incorporated by reference to the Current Report on Form 8-K dated November 22, 2013 and filed with the Commission on that date. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(20)	Incorporated by reference to our Form 10-K dated December 31, 2014 and filed with the Commission on April 15, 2014. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.
(21)	Incorporated by reference to our Form 10-Q dated March 31, 2014 and filed with the Commission on May 20, 2014. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(22)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 5, 2014. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(23)	Incorporated by reference to our Form 10-Q dated June 30, 2014 and filed with the Commission on August 14, 2014. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(24)	Incorporated by reference to Exhibit B to our definitive information statement on Schedule 14C filed with the Commission on January 26, 2015.
(25)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on February 3, 2015. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(26)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on May 21, 2015. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(27)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 6, 2015. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: April 7, 2016	By:	/s/ Zivi Nedivi
Zivi Nedivi, President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

President, Chief Executive Officer
/s/ Zivi Nedivi	(Principal Executive Officer) and Director	April 7, 2016
Zivi Nedivi

Chief Financial Officer
/s/ Michael Bielonko	(Principal Financial Officer and Principal Accounting Officer)	April 7, 2016
Michael Bielonko

/s/ Thomas G. Rebar	Director and Chairman	April 7, 2016
Thomas G. Rebar

/s/ Yaron Eitan	Director and Vice Chairman	April 7, 2016
Yaron Eitan

/s/ Ji Ham	Director	April 7, 2016
Ji Ham

/s/ Jason Epstein	Director	April 7, 2016
Jason Epstein

/s/ John Meyer, Jr.	Director	April 7, 2016
John Meyer, Jr.

/s/ Michael Barry	Director	April 7, 2016
Michael Barry

/s/ Andrew Intrater	Director	April 7, 2016
Andrew Intrater

/s/ James Schleck	Director	April 7, 2016
James Schleck

INDEX TO FINANCIAL STATEMENTS

Cyalume Technologies Holdings, Inc.

Years ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyalume Technologies Holdings, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Cyalume Technologies Holdings, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income (loss), changes in preferred stock and stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyalume Technologies Holdings, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

April 7, 2016

Cyalume Technologies Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except shares and per share information)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash	$1,526	$2,358
Accounts receivable, net of allowance for doubtful accounts of $5 and $22, respectively	4,299	3,622
Inventories, net	7,528	7,826
Income taxes refundable	442	0
Debt issue costs, current	809	21
Prepaid expenses and other current assets	797	627
Total current assets	15,401	14,454

Property, plant and equipment, net	6,795	7,120
Goodwill	7,992	7,992
Other intangible assets, net	5,691	6,591
Debt issue costs, noncurrent	809	5
Other noncurrent assets	0	13
Total assets	$36,688	$36,175
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,000	$2,050
Current portion of notes payable	492	5,775
Accounts payable	947	2,144
Accrued expenses	3,858	2,690
Deferred revenue and deferred rent	125	181
Income taxes payable	327	644
Current portion of capital lease obligation	0	7
Warrants liability	54	25
Total current liabilities	6,803	13,516

Notes payable, net of current portion	16,016	10,214
Note payable due to related parties	0	2,100
Deferred income taxes	567	430
Asset retirement obligation	214	204
Legal obligation, noncurrent	0	2,781
Other noncurrent liabilities, net of current portion	81	78
Total liabilities	23,681	29,323
Commitments and contingencies (Note 16)

Series C preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	2,367	2,103
Series D convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 10 shares issued and outstanding	2,751	0
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 123,097 and 123,077 shares issued and outstanding, respectively	5,137	4,564

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	1,401	1,401
Common stock, $0.001 par value; 150,000,000 shares authorized; 21,400,244 shares issued and outstanding	21	21
Additional paid-in capital	102,624	103,014
Accumulated deficit	(100,315)	(103,590)
Accumulated other comprehensive loss	(979)	(661)
Total stockholders’ equity	2,752	185
Total liabilities and stockholders' equity	$36,688	$36,175

  The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except shares and per share information)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2015	2014
Revenues	$37,842	$33,322
Cost of revenues	20,448	19,392
Gross profit	17,394	13,930

Other expenses (income):
Sales and marketing	2,375	3,395
General and administrative	7,576	5,662
Research and development	1,396	1,506
Interest expense, net	2,934	2,086
Interest expense – related party	100	356
Amortization of intangible assets	954	1,812
Impairment loss on intangible assets	0	9,580
Legal settlement	(1,381)	0
Change in fair value of warrants liability	29	(4,852)
Loss on extinguishment of debt – related party	0	527
Other expenses (income), net	(73)	336
Total other expenses	13,910	20,408

Income (loss) before income taxes	3,484	(6,478)
Provision for income taxes	209	1,238
Net income (loss)	$3,275	$(7,716)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(318)	$(443)
Other comprehensive loss	(318)	(443)
Comprehensive income (loss)	$2,957	$(8,159)

Net income (loss)	$3,275	$(7,716)
Series A convertible preferred stock dividends	(573)	(509)
Series C preferred stock dividends	(264)	(103)
Series A deemed dividend	0	(2,422)
Series B deemed dividend	0	(1,098)
Series C deemed dividend	0	(1,401)
Net income (loss) available to common stockholders – basic	$2,438	$(13,249)
Convertible related party promissory note	45	0
Series A convertible preferred stock dividends	573	0
Net income (loss) available to common stockholders - diluted	$3,056	$(13,249)

Earnings (loss) per common share:
Basic	$0.11	$(0.62)
Diluted	$0.03	$(0.62)

Weighted average outstanding common shares used to compute earnings (loss) per common share:
Basic	21,400,244	21,294,432
Diluted	102,376,045	21,294,432

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Changes in Preferred Stock and Stockholders' Equity

(in thousands, except shares)

	Series A Convertible Preferred Stock		Series C Preferred Stock		Series D Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2013	123,077	$4,055	0	$0	0	$0	0	$0	20,738,260	$21	$102,575	$(95,874)	$(218)	$6,504

Proceeds received from issuance of Series C preferred stock	0	0	1,000	1,000	0	0	0	0	0	0	0	0	0	0
Proceeds received from issuance of Series B convertible preferred stock	0	0	0	0	0	0	1,000	1,000	0	0	0	0	0	1,000
Series A, B and C allocation of fair value	0	0	0	(401)	0	0	0	401	0	0	0	0	0	401
Series A, B and C preferred stock issuance costs	0	0	0	0	0	0	0	0	0	0	(321)	0	0	(321)
Dividends accrued on Series A convertible preferred stock & Series C preferred stock	0	509	0	103	0	0	0	0	0	0	(612)	0	0	(612)
Reversal of forfeited restricted awards	0	0	0	0	0	0	0	0	(3,333)	0	0	0	0	0
Granite Patriot Warrants amended in connection with debt refinancing	0	0	0	0	0	0	0	0	0	0	(72)	0	0	(72)
Common stock issuance - payment of contingent consideration liability	0	0	0	0	0	0	0	0	350,000	0	241	0	0	241
Common stock issuance - issuance of shares to Selway for services provided	0	0	0	0	0	0	0	0	242,308	0	157	0	0	157
Shares issued - warrant exercise and adjustment to warrant liability	0	0	0	0	0	0	0	0	73,009	0	45	0	0	45
Excess of Amended JFC Note Fair Value over Face Value of $2.1M	0	0	0	0	0	0	0	0	0	0	483	0	0	483
Termination of USVC common and preferred warrants	0	0	0	0	0	0	0	0	0	0	1,525	0	0	1,525
Series C deemed dividends	0	0	0	1,401	0	0	0	0	0	0	(1,401)	0	0	(1,401)
Share-based compensation	0	0	0	0	0	0	0	0	0	0	394	0	0	394
Net loss	0	0	0	0	0	0	0	0	0	0	0	(7,716)	0	(7,716)
Other comprehensive loss	0	0	0	0	0	0	0	0	0	0	0	0	(443)	(443)
Balance at December 31, 2014	123,077	$4,564	1,000	$2,103	0	$0	1,000	$1,401	21,400,244	$21	$103,014	$(103,590)	$(661)	$185

Dividends accrued on Series A and Series C preferred stock	0	573	0	264	0	0	0	0	0	0	(837)	0	0	(837)
Issuance of Series A and Series D convertible preferred stock	20	0	0	0	10	2,751	0	0	0	0	0	0	0	0
Relative fair value allocated to warrant issued	0	0	0	0	0	0	0	0	0	0	43			43
Share-based compensation	0	0	0	0	0	0	0	0	0	0	404	0	0	404
Net income	0	0	0	0	0	0	0	0	0	0	0	3,275	0	3,275
Other comprehensive loss	0	0	0	0	0	0	0	0	0	0	0	0	(318)	(318)
Balance at December 31, 2015	123,097	$5,137	1,000	$2,367	10	$2,751	1,000	$1,401	21,400,244	$21	$102,624	$(100,315)	$(979)	$2,752

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$3,275	$(7,716)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,228	1,367
Amortization of intangible assets, debt issuance costs and debt discount	1,855	2,050
Provision for deferred income taxes	138	430
Share-based compensation expense	404	394
Impairment loss on intangible assets	0	9,580
Change in fair value of derivatives	(29)	0
Change in fair value of warrants liability	29	(4,852)
Non-cash interest expense	414	1,017
Legal settlement	(1,381)	0
Loss on extinguishment of debt – related party	0	527
Other non-cash expenses	18	69
Changes in operating assets and liabilities:
Accounts receivable	(154)	112
Inventories	203	2,818
Prepaid expenses and other current assets	23	157
Restricted cash	(153)	0
Accounts payable and accrued liabilities	(21)	(3,347)
Accrued interest on note payable to related party	(504)	252
Deferred revenue and deferred rent	(56)	101
Income taxes payable	(743)	723
Change in legal obligation – settlement payments	(1,400)	(1,250)
Net cash provided by operating activities	3,146	2,432

Cash flows from investing activities:
Purchases of long-lived assets	(1,034)	(664)
Payments for intangibles	(157)	(172)
Net cash used in investing activities	(1,191)	(836)

Cash flows from financing activities:
(Repayments on) proceeds from TD Bank line of credit, net	(2,050)	450
Principal repayments on CTI long term notes payable	(15,880)	(1,912)
Borrowings on Monroe line of credit, net	1,000	0
Borrowings on Monroe long term notes payable, net of repayments	18,619	0
Repayment of related party note payable	(2,100)	0
Principal payments on capital lease obligations	(7)	(15)
Proceeds received from issuance of Series C and Series B preferred stock	0	2,000
Proceeds received from warrant exercise	0	1
Payment of preferred stock issuance costs	0	(321)
Repayment of legal settlement promissory note	(215)	(215)
Payment of debt issuance and deferred financing costs	(2,118)	(21)
Net cash used in financing activities	(2,751)	(33)

Effect of exchange rate changes on cash	(36)	(70)
Net increase (decrease) in cash	(832)	1,493
Cash, beginning of period	2,358	865
Cash, end of period	$1,526	$2,358

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

1.	BACKGROUND AND DESCRIPTION OF BUSINESS

These consolidated financial statements and footnotes include the financial position and operations of Cyalume Technologies Holdings, Inc. (“Cyalume” or the “Company”), a holding company that is the sole shareholder of Cyalume Technologies, Inc. (“CTI”), of Cyalume Specialty Products, Inc. (“CSP”) and of CT SAS Holdings, Inc. (“CT SAS Holdings”). CTI is the sole shareholder of Cyalume Realty, Inc. (“CRI”) and Combat Training Solutions, Inc. (“CTS”) and CT SAS Holdings is the sole shareholder of Cyalume Technologies, SAS (“CTSAS”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CRI previously owned land located in Colorado Springs, Colorado. The land was transferred in connection with a 2013 legal settlement and therefore, this subsidiary no longer has any activity.

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

Foreign Operations

The accounting records of our France-based subsidiary CTSAS are maintained in Euros, their local and functional currency. For consolidation, revenue and expense transactions are translated to U.S. dollars using the average exchange rate of the month in which the transaction took place. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are translated to U.S. dollars using the exchange rate in effect as of the date of the equity transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains and losses resulting from transactions which are denominated in other than the functional currency are reported as other income or loss in the statement of comprehensive income (loss) in the period the gain or loss occurred.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to the Company’s historical classification of legal settlement payments from financing activities to operating activities in the statement of cash flows.

Historically, the Company classified cash flows associated with obligations relating to the Omniglow Settlement Agreement as cash flows from financing activities based on the presence of financing elements in the Omniglow Settlement Agreement. However as these obligations also possess elements of operating activities, the Company has determined that it will classify the related cash flows as cash flows from operating activities. Accordingly, prior period amounts were reclassified in the Consolidated Statements of Cash Flows to conform to the current year presentation. See Note 16 – Commitments and Contingencies for additional information pertaining to these legal settlement payments.

Comprehensive Income (Loss)

Comprehensive income (loss) accounts for changes in stockholders’ equity resulting from non-stockholder sources. All transactions that would cause comprehensive income (loss) to differ from net income (loss) have been recorded and disclosed and relate to the translation of the accounting records of our France-based subsidiary CTSAS.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for certain items such as reserves for inventory, accounts receivable and deferred tax assets; assessing the carrying value of intangible assets including goodwill; determining the useful lives of property, plant and equipment and intangible assets; determining asset retirement obligations; and estimating parameters and assumptions used to determine the fair values of warrants and preferred stock. Estimates are based on historical experience, where applicable, and assumptions that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Useful lives
Patents and developed technologies	(1)
Purchased customer relationships	9 – 13 years
Trademarks and trade names	(2)
Non-compete agreements	5 years

(1)	Each patent has its own legal expiration date and, therefore, its own useful life. Generally, our patents’ legal lives begin when the related patent application is filed with the relevant government authority and ends 20 years thereafter. Amortization on patent costs begins when the relevant government authority approves the related patent. Patents that have been recorded as of December 31, 2015 are expected to expire by 2034. Impairment charges, if any, are recorded in the period in which the impairment is determined. An intangible impairment loss on patents of approximately $5.3 million was recorded during 2014 (see Note 3).

(2)	Trademarks and trade names of CTI are deemed to have a useful life of 15 years. CTI’s trademarks and trade names are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. Impairment charges, if any, are recorded in the period in which the impairment is determined. An intangible impairment loss on trade names of approximately $4.3 million was recorded during 2014 (see Note 3).

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

Warrants Liability

The Company uses fair values as determined by significant unobservable inputs. These estimated values are significant inputs into the Monte Carlo simulation method and the Black Scholes pricing model used to calculate the estimated fair value of common warrants and preferred warrants potentially settleable in cash, which are recorded as warrants liability. The estimated fair value of the common warrants and the preferred warrants are determined at each balance sheet date and the change in the estimated fair value of the warrants is reflected within the Company’s statements of comprehensive income (loss). Certain common and preferred warrants were terminated on July 30, 2014.

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

Certain contracts provide for the sale of indefinite quantities of products at fixed per unit prices, subject to adjustment for certain economic factors. Revenue under these contracts is recognized when products ordered under the contracts are received by the customer. Whenever costs change, the pricing under these contracts is reviewed to determine whether they require the sale of products at a loss. To date, there are no loss contracts which would require the accrual of future losses in the current financial statements.

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

Shipping and Handling Costs

Outbound shipping and handling costs are included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income (loss). These costs were approximately $231,000 and $358,000 for the years ended December 31, 2015 and 2014, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income (loss). Advertising expense was approximately $67,000 and $151,000 for the years ended December 31, 2015 and 2014, respectively.

Stock-Based Compensation

Stock-based compensation is incurred related to awards of common stock, restricted common stock and options to employees and non-employees. Those awards granted to employees are measured at their fair value on the date the award is granted and are recognized in our consolidated financial statements over the period the grantee is required to provide services in exchange for the award. When recognized as an expense, the fair value of the award, less estimated forfeitures, is recognized on a straight-line basis over the award service period; if there is no such service period, then the entire fair value of the award is recognized as expense on the grant date.

The fair value of share-based payments to non-employees is estimated at each reporting period, until a measurement date is reached, and recorded as expense over the service period.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of December 31, 2015 or 2014.

Interest on tax deficiencies is classified as interest expense and income tax penalties are classified as other expense.

In September 2015, the IRS completed an audit of our tax return for the year 2013. There were no adjustments to our 2013 tax return. Our tax return filed for the year 2014 is still open for audit. The tax return for 2014 was filed on September 14, 2015 under a filing extension. The tax return for 2015 is expected to be filed under a filing extension prior to September 15, 2016.

Net Income (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the basic weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of (i) shares issuable upon the exercise of warrants and options (using the “treasury stock” method), (ii) unvested restricted stock awards (using the “treasury stock” method) and (iii) shares issuable upon conversion of convertible notes and convertible preferred stock using the “if-converted” method.

	(in thousands, except shares and per share information)
	Year Ended December 31,
	2015	2014
Numerator (in thousands):
Net income (loss)	$3,275	$(7,716)
Series A convertible preferred stock dividends	(573)	(509)
Series C preferred stock dividends	(264)	(103)
Series A deemed dividend	0	(2,422)
Series B deemed dividend	0	(1,098)
Series C deemed dividend	0	(1,401)
Net income (loss) available to common stockholders – basic	$2,438	$(13,249)
Effect of dilutive securities:
Add: Convertible related party promissory note	45	0
Add: Series A convertible preferred stock dividends	573	0
Income (loss) available to common stockholders – diluted	$3,056	$(13,249)

Denominator:
Weighted average common shares outstanding – basic	21,400,244	21,294,432
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series A convertible preferred stock	37,598,865	0
Assumed conversion of Series B convertible preferred stock	35,713,147	0
Assumed conversion of Series D convertible preferred stock	4,661,221	0
Convertible related party note	2,766,876	0
Warrants	234,214	0
Options	1,478	0
Weighted average common shares outstanding – diluted	102,376,045	21,294,432

Earnings (loss) per common share:
Basic	$0.11	$(0.62)
Diluted	$0.03	$(0.62)

The following potentially dilutive common share equivalents were excluded from the calculation of diluted earnings (loss) per common share because their effect was antidilutive for each of the periods presented:

	Year Ended December 31,
	2015	2014
Options	10,505,322	10,347,322
Series A convertible preferred stock	0	33,401,765
Series B convertible preferred stock	0	35,713,147
Amended related party note	0	3,997,074
Convertible notes payable	0	2,666,667
Warrants	455,514	455,514

A preferred warrant convertible into 123,077 shares of Series A preferred stock was only exercisable if 2014 earnings fell below a certain threshold. The 123,077 shares of Series A preferred stock would have been convertible into 6,153,850 shares of the Company’s common stock. The preferred warrant was terminated on July 30, 2014. The underlying 6,153,850 common shares issuable upon conversion of the Series A preferred stock relating to the preferred warrant were not included in the computation of diluted loss per common share for the year ended December 31, 2014.

In connection with the issuance of the Company's Series A preferred stock, warrants to purchase a total of 528,523 shares of the Company's common stock were issued. If the preferred warrant became exercisable, the warrant shares pursuant to the warrants would have been increased by 174,404. The preferred warrant was terminated on July 30, 2014. The 174,404 contingently issuable warrant shares were not included in the computation of diluted loss per common share for the year ended December 31, 2014.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. As a result, this guidance is now effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017 and early adoption is permitted only as of annual reporting periods (including interim reporting periods within those reporting periods) beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company is in the process of determining the potential effects on the consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 states that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result is debt issuance cost being presented the same way debt discounts have historically been handled. ASU 2015-03 does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance is effective for the Company as of January 1, 2016 and may be adopted early. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by amounts classified as deferred debt issuance costs, but does not expect this update to have any other effect on its consolidated financial statements when adopted in 2016.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. This guidance is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is in the process of determining the potential effects on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating into current and noncurrent amounts. ASU 2015-17 will be effective for annual periods beginning on or after December 15, 2016 and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company has elected to early adopt this guidance as of December 31, 2015 on a prospective basis. As a result, we reclassified our deferred tax assets classified as current to noncurrent and our deferred tax liabilities classified as current to noncurrent in our December 31, 2015 consolidated balance sheet. Prior balance sheets were not retrospectively adjusted.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019 and early adoption is not permitted. The Company does not expect the adoption of ASU 2016-01 will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are largely similar to those applied in current lease accounting. This standard will result in extensive qualitative and quantitative disclosure changes. This standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

3.	IMPAIRMENT CHARGES

Management conducts annual impairment reviews as of August 31, and, if conditions warrant, interim reviews of long-lived tangible and intangible assets for impairment. Before assessing whether any of the Company’s reporting units’ goodwill is impaired, the Company first assesses whether any long-lived assets were impaired. Goodwill is subject to annual impairment reviews as of August 31, and, if conditions warrant, interim reviews based upon its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined. There were no impairment charges during 2015.

During 2014, the Company’s Chemical Light reporting unit recorded a loss on impairment of certain amortizing intangible assets of $9.6 million. See Note 21 for fair value information on these assets.

During the third quarter of 2014, management conducted an annual review of tangible and intangible assets for impairment. Before assessing whether any of the Company’s reporting units’ goodwill was impaired, the Company first assessed whether any long-lived assets were impaired. This assessment determined that the CTI patent asset was impaired by approximately $5.3 million and that CTI trademarks and trade names were impaired by approximately $4.3 million. Therefore, the Company recorded a $9.6 million impairment loss on these CTI intangible assets during the third quarter of 2014. The “step 1” goodwill impairment assessment was performed by comparing the fair value of each reporting unit containing goodwill to those reporting units’ carrying values. The Company’s Chemical Light and Specialty Products reporting units have goodwill assets. Since there are no quoted market prices for the Company’s reporting units, the fair value of the Company’s reporting units were determined using a discounted present value technique utilizing each reporting unit’s forecasted after-tax cash flows. The “step 1” test determined that the fair value of the both the Chemical Light reporting unit and the Specialty Products reporting unit exceeded its carrying value, and therefore the goodwill did not need to be tested further under what is commonly known as “step 2” of the goodwill impairment assessment. Under “step 2” of a goodwill impairment assessment, the implied fair value of a reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, that excess must be recognized as an impairment loss. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of a reporting unit’s goodwill. Intangible assets are identified and valued during this process, such as customer relationships, patents, trade names and non-compete agreements.

4.	INVENTORIES

Inventories, net consist of the following (all amounts in thousands):

	2015	2014
Raw materials	$4,406	$4,777
Work-in-process	1,809	1,546
Finished goods	1,313	1,503
	$7,528	$7,826

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (all amounts in thousands):

	2015	2014
Prepaid expenses	$594	$495
Restricted cash(1)	153	0
Other current assets	50	132
	$797	$627

(1)As of December 31, 2015, the Company has cash collateralizing a letter of credit for approximately $153,000 which is used to facilitate purchases from overseas vendors.  This letter of credit matures on February 22, 2016 and is included in “Prepaid expenses and other current assets” in the Company’s Consolidated Balance Sheet.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (all amounts in thousands):

	2015	2014
Land	$1,252	$1,267
Building and improvements	3,890	3,564
Machinery and equipment	8,877	8,408
Leasehold improvements	322	275
Furniture and fixtures	140	131
Software	132	132
	14,613	13,777
Less: accumulated depreciation and amortization	(7,818)	(6,657)
	$6,795	$7,120

7.	GOODWILL

Goodwill represents the excess of the cost of acquiring CTI and CTSAS in 2008 and CSP and CTS in 2011 over the net fair value assigned to the assets acquired and liabilities assumed in those acquisitions, net of adjustments and impairment losses. Changes in the carrying amount of goodwill consist of the following (all amounts in thousands):

	CTI/CTSAS/CTS Chemical Light	CSP	Total Consolidated Goodwill
Balance on December 31, 2013 (1)	$5,014	$2,978	$7,992
Impairment loss (see Note 3)	0	0	0
Balance on December 31, 2014 (1)	$5,014	$2,978	$7,992
Impairment loss (see Note 3)	0	0	0
Balance on December 31, 2015 (2)	$5,014	$2,978	$7,992

(1)(2)	Gross amount of goodwill was approximately $67.7 million as of December 31, 2015 and 2014. Accumulated impairment losses incurred prior to 2015 were approximately $59.7 million as of December 31, 2015 and 2014.

8.	OTHER INTANGIBLE ASSETS

Intangible assets as of December 31, 2015 consist of the following (all amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value
Developed technologies, including patents (1)	$8,865	$6,903	$1,962
Trademarks and trade names (4)	1,070	450	620
Purchased customer relationships (2)	8,368	5,314	3,054
Non-compete agreements (3)	160	139	21
Website development costs	42	8	34
	$18,505	$12,814	$5,691

Intangible assets as of December 31, 2014 consist of the following (all amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value
Developed technologies, including patents (1)	$8,736	$6,582	$2,154
Trademarks and trade names (4)	1,068	401	667
Purchased customer relationships (2)	8,562	4,858	3,704
Non-compete agreements (3)	160	107	53
Website development costs	16	3	13
	$18,542	$11,951	$6,591

(1)	Includes a patent obtained in the acquisition of CSP with a cost of $50,000 that is expected to be fully amortized in August 2026 and also includes $17,000 of CTS patents which were transferred to CTI in 2014. The CTI patents were impaired by approximately $5.3 million during 2014 (see Note 3 Impairment Charges).

(2)	Includes customer relationships obtained in the acquisition of CSP with a cost of $920,000 that is expected to be fully amortized in December 2019. The $60,000 of CTS customer relationships remaining after the impairment was transferred to CTI in 2014.

(3)	Includes a non-compete agreement obtained in the acquisition of CSP with a cost of $160,000 that is expected to be fully amortized in August 2016.

(4)	Includes CTI trademarks and trade names which were impaired by approximately $4.3 million during 2014 (see Note 3 Impairment Charges).

In 2014 certain intangible assets were found to be impaired and their cost was reduced accordingly. See Note 3 and 21 for further discussion regarding these impairments.

Trademarks can be renewed without substantial cost. If trademark and trade names are not renewed, then expected future cash flows associated with trademarks and trade names could be adversely affected.

Amortization of intangible assets was approximately $1.0 million and $1.8 million for the years ended December 31, 2015 and 2014, respectively.

During 2015, the Company capitalized approximately $2,000 and $130,000 of costs paid to third parties to create or defend trademarks and patents, respectively. During 2014, the Company capitalized approximately $5,000 and $160,000 of costs paid to third parties to create or defend trademarks and patents, respectively. The Company expects the patent-related costs to be amortized over approximately 20 years. The Company does not consider any intangible assets to have residual value.

The future amortization expense relating to finite-lived intangible assets for the next five years and beyond is estimated at December 31, 2015 to be (all amounts in thousands):

Year Ending December 31,
2016	$917
2017	870
2018	870
2019	800
2020	660
Thereafter	1,574
$5,691

9.	DEBT ISSUANCE COSTS

Debt issuance costs consist of unamortized costs paid to third parties in connection with the Company’s debt (see Note 11). Debt issuance costs are amortized to interest expense using the effective interest method. Amortization of capitalized debt issuance costs was approximately $240,000 and $42,000 for the years ended December 31, 2015 and 2014, respectively.

The future amortization expense relating to current and noncurrent capitalized debt issuance costs is approximately $1.6 million and will be amortized to interest expense using the effective interest method through 2020.

10.	ACCRUED EXPENSES

Accrued expenses consist of the following (all amounts in thousands):

	2015	2014
Payroll-related (1)	$2,727	$834
Interest payable	9	550
Subordinated term loan exit fee	0	285
Professional fees	101	87
Franchise and sales tax payable	18	50
Other	1,003	884
	$3,858	$2,690

(1)	Accrued payroll-related costs as of December 31, 2015 include approximately $1.8 million of accrued bonus costs and approximately $124,000 of accrued severance costs. Accrued payroll-related costs as of December 31, 2014 include approximately $141,000 of accrued severance costs.

11.	CREDIT LINE AND NOTES PAYABLE

Monroe Refinancing

On May 18, 2015, the Company entered into a credit agreement with Monroe Capital Management Advisors, LLC (the “Monroe Credit Agreement”), refinancing its existing senior and subordinated debt (see below). The Monroe Credit Agreement provides for a $25.0 million credit facility consisting of up to: (i) a $5.0 million revolving credit facility (the “Monroe Line of Credit”); (ii) an $18.0 million senior secured term loan (the “Term A Loan”) and (iii) a $2.0 million delayed draw term loan (the “Delayed Draw Loan”). The Delayed Draw Loan was used to satisfy the Omniglow Settlement Agreement amount as described further in Note 16.

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

Pursuant to the terms of the Monroe Credit Agreement, the Company must maintain: (i) a fixed charge coverage ratio of 1.25 to 1.00; (ii) a senior debt to EBITDA ratio of 4.50 to 1.00, decreasing to 1.50 to 1.00 over the term of the loans; and (iii) a twelve month trailing EBITDA, measured quarterly, in the amount of $4,750,000, increasing to $7.0 million over the term of the loans. The Company was in compliance with the financial covenants related to these loans as of December 31, 2015.

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

The Delayed Draw Loan, which was drawn on August 3, 2015, provides for quarterly amortization payments on the last day of each calendar quarter in an aggregate principal amount equal to 0.625% of the original principal amount of the Delayed Draw Loan, increasing to 1.25% on March 31, 2016, and increasing to 2.5% on March 31, 2017, with the balance payable on the maturity date of May 18, 2020.

In connection with the execution of the Monroe Credit Agreement, the Company issued 10 shares of Series D convertible preferred stock (the “Series D Convertible Preferred Stock”).  Each share of Series D Convertible Preferred Stock may be converted at any time at the option of the holder into a number of shares of common stock initially equal to 752,807.8 shares of common stock (see Note 17). The relative fair value of the Series D Convertible Preferred Stock is approximately $2.8 million which has been recorded as debt issuance costs of approximately $0.4 million and debt discount on the Company’s Term A Loan and Delayed Draw Loan of approximately $2.4 million.

The proceeds from the Monroe Credit Agreement were allocated to the various instruments issued based on their relative fair value.

Line of Credit

The Monroe Line of Credit has a maximum borrowing capacity of $5.0 million, bears interest at a rate of the one-month LIBOR plus 9% and expires on May 18, 2020. The Monroe Line of Credit replaced the Company’s previous line of credit with TD Bank N.A. (“TD Bank”). The amount which may be borrowed under the Monroe Line of Credit is dependent mainly on accounts receivable and inventory balances. Under the terms of the Monroe Credit Agreement, the Company is able to borrow under the Monroe Line of Credit in an amount not to exceed the lesser of: (i) $5.0 million and (ii) the sum of 85% of all eligible accounts receivable plus 60% of all eligible inventory. Interest is payable monthly and the Monroe Line of Credit’s interest rate at December 31, 2015 was 10%. This line of credit is subject to various restrictive covenants and collateral guarantees. At December 31, 2015, approximately $1.0 million was outstanding on the Monroe Line of Credit and additional borrowing availability was approximately $4.0 million.

CTSAS has lines of credit, for borrowing against receivables, with a combined maximum borrowing capacity of €750,000 (or approximately $820,000 as of December 31, 2015). There were no outstanding borrowings at December 31, 2015 or 2014. The lines’ interest rates are variable, based on the Euro Overnight Index Average and the 3-month Euro Interbank Offered Rate. The lines are collateralized by primarily CTSAS accounts receivable. The lines have indefinite termination dates but can be renegotiated periodically.

Notes Payable

Outstanding notes payable consist of (all amounts in thousands):

	2015	2014
Monroe Term A Loan	$17,138	$0
Delayed Draw Loan	1,481	0
Senior Debt - Term Loan	0	4,239
Senior Debt - Real Estate Loan	0	1,551
Subordinated Term Loan	0	9,676
Promissory Note Payable	645	860
Total	19,264	16,326
Less: Unamortized debt discount	(2,756)	(337)
Less: Current portion of notes payable, including current portion of unamortized debt discount	(492)	(5,775)
Notes payable, net of current portion	$16,016	$10,214

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

On July 29, 2010, the subordinated term loan of $8.5 million (the “Subordinated Term Loan”) was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest was being accrued in kind monthly at a rate of 11% per annum. No principal payments were required until maturity. The Subordinated Term Loan was convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan was converted to the Company’s common stock. The Company previously determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP. Simultaneous with the issuance of the Subordinated Term Loan during 2010, the Company issued warrants to repay certain costs of obtaining the convertible notes. These warrants allowed the holder to purchase 160,000 shares of common stock at $1.50 per share through July 19, 2018. A portion of the $8.5 million gross proceeds from the issuance of the loan was allocated to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants was recorded as a debt discount and an increase to additional paid-in capital. The warrant’s fair value was increased in 2012 due to (i) a decrease in the exercise price of the warrants and (ii) an extension of the term of the warrant. The warrants were amended again during 2013 in connection with the Senior Amendment described above. An additional amount was added to debt discount and warrant liability during 2013 relating to (i) another decrease in the exercise price of the warrants to $0.01, (ii) an extension of the term of the warrants, and (iii) an increase to the number of shares of common stock that may be purchased upon exercise of the warrants to 455,514 shares of common stock that may be purchased. The debt discount was being amortized to interest expense using the effective interest method over the life of the convertible notes which had a maturity date of June 30, 2016. As a result of the amendment to the warrants in 2013, the warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability. The warrant liability relating to the 455,514 shares of common stock which may be purchased upon exercise of the warrants is approximately $54,000 as of December 31, 2015 (see Note 18).

The Company’s Senior Debt and Subordinated Term Loan were refinanced on May 18, 2015.

Upon the consummation of the Monroe Credit Agreement, the Company paid in full all amounts due under (i) the Amended and Restated Revolving Credit and Term Loan Agreement, dated July 29, 2010, as amended (the “Senior Credit Agreement”), by and among the Company, Cyalume Technologies, Inc. (“CTI”), certain of the Company’s other subsidiaries and TD Bank, N.A., as administrative agent and lender, (ii) the Subordinated Term Loan, dated July 29, 2010, as amended (the “Subordinated Loan Agreement”), by and among the Company, CTI, certain of the Company’s other subsidiaries, Granite Creek Flexcap I, L.P., Patriot Capital II, L.P. and Granite Creek Partners Agent, L.L.C., as administrative agent, and (iii) the amended and restated promissory note, dated November 19, 2013, as amended, previously issued by the Company to JFC Technologies, LLC (the “Amended JFC Note”) (see Note 12), such that each of the Senior Credit Agreement, the Subordinated Loan Agreement and the Amended JFC Note was paid in full and the Company has no further financial obligations thereunder. At the time of the refinancing, the Company expensed the remaining unamortized issuance costs relating to the previous Senior Debt and Subordinated Term Loan of approximately $0.3 million which is included within interest expense, net, within the accompanying Consolidated Statements of Comprehensive Income (Loss).

Interest costs during 2015 for the Monroe Term A Loan and the Delayed Draw Loan are as follows (all amounts in thousands):

	Term A Loan	Delayed Draw Loan
Contractual interest coupon rate	$1,131	$64
Amortization of related debt discount and debt issuance costs	411	31
Total interest expense recognized on the Monroe debt	$1,542	$95

The effective interest rate on the Term A loan is approximately 17% and the effective interest rate on the Delayed Draw Loan is approximately 20%.

Promissory Note Payable

On November 19, 2013, the Company entered into a legal settlement agreement (see Note 16). The executed settlement agreement provided for the Company to make a series of payments to Antonio Colon in the amount of $215,000 annually, for a total of $1,075,000 pursuant to the Promissory Note executed on November 19, 2013 (the “Promissory Note”). This Promissory Note bears interest at a rate of 2% annually and requires principal and interest payments each May and November. The Promissory Note has a maturity date of October 15, 2018.

Future Minimum Payments

As of December 31, 2015, future minimum payments due for notes payable for each of the five succeeding years and beyond are as follows (all amounts in thousands):

Year Ending December 31,
2016	$1,078
2017	1,940
2018	2,165
2019	1,950
2020	12,131

$19,264

Amortization of debt discount was approximately $661,000 and $205,000 for the years ended December 31, 2015 and 2014, respectively.

12.	RELATED PARTY TRANSACTIONS

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

Bayonet Capital Fund I, LLC, Brook Industrial Park, LLC and JFC are controlled by James Schleck. On July 30, 2014, units of securities of the Company (the “Units”) were issued to Bayonet Capital Fund I, LLC (see Note 17), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series B Preferred Stock”), and (2) one share of Series C Preferred Stock of the Company, par value $0.001 per share (the “Series C Preferred Stock”).

13.	INCOME TAXES

The components of income (loss) before income taxes are as follows (all amounts in thousands):

	Year Ended December 31,
	2015	2014
Domestic	$2,752	$(7,569)
Foreign	732	1,091
	$3,484	$(6,478)

Provision for income taxes consisted of the following (all amounts in thousands):

	Year Ended December 31,
	2015	2014
Current:
Federal	$(196)	$223
State	(43)	156
Foreign	310	443
Deferred:
Federal	(101)	2,008
State	298	(1,513)
Foreign	(59)	(79)
Provision for income taxes	$209	$1,238

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary sources of these differences relate to the carrying value of identified intangible assets, inventories, fixed assets, certain accruals and reserves.

Deferred income tax assets and liabilities consist of the following (all amounts in thousands):

	December 31, 2015	December 31, 2014
	Non-current	Current	Non-current
Deferred tax assets:
Federal	$13,285	$2,699	$11,857
State	1,763	777	1,426
Foreign	0	0	0
Less: valuation allowance	(12,243)	(2,741)	(10,353)
	2,805	735	2,930
Deferred tax liabilities:
Federal	(2,385)	(805)	(2,103)
State	(616)	(219)	(538)
Foreign	(371)	(16)	(414)
	(3,372)	(1,040)	(3,055)
Deferred tax assets (liabilities)	$(567)	$(305)	$(125)

Principal components of our net liability representing deferred income tax balances are as follows (all amounts in thousands):

	December 31,
	2015	2014
Intangible assets	$566	$178
Property, plant and equipment	(622)	(661)
U.S. loss carryforwards and tax credits, net (1)	10,004	10,151
Subsidiary income (2)	(700)	(764)
Stock-based compensation expense	1,243	1,142
Reserves, accruals and other	430	1,664
State deferred tax asset	755	954
Valuation allowance	(12,243)	(13,094)
	$(567)	$(430)

(1)	The Company had federal net operating loss carryforwards amounting to approximately $4.6 million and $3.9 million at December 31, 2015 and 2014, respectively. The net operating loss carryforward at December 31, 2015 expires in fiscal years 2027 through 2035. Internal Revenue Code Section 382 limits utilization of these losses to approximately $0.4 million per year. It is possible that future changes in ownership could result in changes to the amounts allowed by IRC Section 382. State net operating loss carryforwards amounted to approximately $8.4 million and $10.3 million as of December 31, 2015 and 2014, respectively.

(2)	A deferred tax liability has been recorded for income taxes which may become payable upon distribution of earnings of CTSAS, our French subsidiary. The estimated amount of tax that might be payable with regard to any distribution for foreign subsidiary earnings is reported net of foreign taxes paid, which are creditable against our domestic tax liability. The Company does not permanently reinvest foreign subsidiary earnings. The Company continually evaluates this assertion; if the Company’s foreign business needs change, so may this assertion.

Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following (all amounts in thousands):

	Year Ended December 31,
	2015	2014
Provision for (benefit) from federal income taxes expected at 34% statutory rate	$1,184	$(2,201)
Increase (reduction) resulting from:
Tax on global activities, net of foreign tax credits	(394)	(2,842)
State income taxes, less federal income tax benefit	168	(895)
Loss on debt extinguishment	0	179
Change in valuation allowance	(851)	7,172
Change in fair value of warrants	10	(1,518)
Legal settlement	(470)	0
Prior year true up	534	1,008
Other	28	335
Provision for income taxes	$209	$1,238

14.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009, and only under certain circumstances, the Company utilizes currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. These currency forward contracts are reported at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other income, net within the accompanying consolidated statements of comprehensive income (loss). There were no currency forward contracts outstanding at December 31, 2015 or December 31, 2014.

15.	ASSET RETIREMENT OBLIGATION

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

The following is a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation (all amounts in thousands):

	Year Ended December 31,
	2015		2014
Balance, beginning	$204		$194
Accretion expense	10		10
Balance, ending	$214	(1)	$204

(1)	The difference between the $214,000 liability as of December 31, 2015 and the estimated undiscounted future payments of $720,000 is estimated inflation between December 31, 2015 and December 19, 2038.

Accretion expense on the asset retirement obligation is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment, automobiles and other assets under cancelable and non-cancelable operating leases. Expenses associated with these leases totaled approximately $725,000 and $756,000 in 2015 and 2014, respectively.

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

Future minimum lease payments under non-cancelable lease obligations at December 31, 2015 are as follows (all amounts in thousands):

Year Ending December 31,
2016	$543
2017	279
2018	100
2019	32
2020	0
$954

Legal

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2015 and 2014 (see the description of the legal settlements below), the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

Effective as of August 3, 2015, CTI entered into a Second Amendment (the “Settlement Amendment”) to the Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) entered into on July 10, 2014 (the “Settlement Agreement”), with certain former stockholders and members of management of Omniglow Corporation (collectively, the “Omniglow Buyers”) (which Settlement Agreement was summarized in the Current Report on Form 8-K filed by the Company on July 16, 2014). Pursuant to the Settlement Amendment, the parties to the Settlement Agreement agreed to amend CTI’s obligation to make the final settlement payment due under the Settlement Agreement, such that CTI would make a final payment of $1.4 million (the “Reduced Final Payment”) within five days of the execution of the First Amendment in lieu of a payment of $1.9 million that would otherwise have been due on January 10, 2016 (or, at CTI’s election, a payment of $2.35 million due on October 10, 2016). Accordingly, upon payment by CTI of the Reduced Final Payment, which payment was made on August 3, 2015, CTI has no further payment obligations pursuant to the Settlement Agreement.

Settlement of Arbitration with Former Employee

On December 22, 2011, CTI entered into a Stock Purchase Agreement (“SPA”) with Combat Training Solutions, Inc. (“CTS”) and Antonio Colon, the sole stockholder of CTS. Pursuant to the SPA, CTI purchased all of the issued and outstanding capital stock of CTS. On June 15, 2012, the Company received a copy of a demand for arbitration filed by Mr. Colon with the American Arbitration Association. Management considered the allegations by Mr. Colon to be without merit. On August 17, 2012, Mr. Colon filed suit in Federal Court and on September 11, 2012, he filed to have the arbitration withdrawn. In addition, on September 11, 2012, Mr. Colon chose to cease working for the Company. CTI filed a Motion to Dismiss the Complaint in Federal Court and to compel the controversy to arbitration before the American Arbitration Association. The District Court for the District of Delaware held a hearing on January 23, 2013, at which it dismissed the Complaint in Federal Court without prejudice and indicated that the arbitration should proceed. On September 23, 2013, the parties entered into an agreement to resolve this matter, and a settlement agreement was signed on November 19, 2013. The executed settlement agreement provides for the Company to make a series of payments over five years to Mr. Colon in the amount of $215,000 annually, for a total of $1,075,000 pursuant to the Promissory Note executed on November 19, 2013 (see Note 11). The Company also made a settlement payment of $275,000 on November 20, 2013 and transferred the land located in Colorado (this land was originally acquired by CTI in connection with the 2011 CTS acquisition) to JasperCo, LLC pursuant to the terms of the executed settlement agreement with Antonio Colon. Pursuant to the Promissory Note, principal repayments of approximately $215,000 were made during both the years ended December 31, 2015 and 2014.

17.	PREFERRED STOCK

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

Series B Convertible Preferred Stock

On July 30, 2014, the Company entered into a Securities Purchase Agreement (the “Series Band C Purchase Agreement”) with Cova Small Cap Holdings, LLC (“Cova”), Bayonet Capital Fund I, LLC (see Note 12), and another investor (each, an “Investor”) for the purchase by the Investors of an aggregate of 1,000 units of securities of the Company (the “Units”) for an aggregate purchase price of $2.0 million (or $2,000.00 per Unit), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series B Preferred Stock”), and (2) one share of Series C Preferred Stock of the Company, par value $0.001 per share (the “Series C Preferred Stock”). Approximately $1.3 million of the net proceeds from the sale of the Units was used to pay a contingent legal obligation pursuant to Civil Action No. 06-706 (see Note 16).

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

Series D Preferred Stock

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

In connection with the Monroe refinancing transaction and the issuance of the Series D Preferred Stock, the Company allocated approximately $2.8 million to the Series B Preferred Stock on a relative fair value basis.

18.	STOCKHOLDERS’ EQUITY

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

During 2012, warrants to purchase 160,000 shares of the Company’s common stock issued in conjunction with the Subordinated Term Loan were outstanding and initially accounted for within equity. These warrants were amended again during 2013 in connection with the Senior Amendment described in Note 6, at which time they were reclassified to warrants liability. These warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability. As of December 31, 2015 and December 31, 2014, warrants to purchase 455,514 shares of the Company’s common stock issued relating to the Subordinated Term Loan were outstanding (see Note 11).

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

The Dragonfly Warrant was reflected at its relative fair value of approximately $43,000 in connection with the Monroe refinancing transaction.

Warrants to purchase the Company’s common stock were outstanding as follows as of December 31, 2015:

Warrant Holder	Number of Shares Under Warrant	Number of Shares Exercisable Under Warrant	Exercise Price	Expiration Date
Granite Creek FlexCap I, L.P. (“Granite”)	267,950	267,950	$0.01	November 19, 2023
Patriot Capital II, L.P. (“Patriot”)	187,564	187,564	$0.01	November 19, 2023
Dragonfly Capital Partners, LLC (“Dragonfly”)	1,003,744	1,003,744	$0.05	May 18, 2020

The fair value as of December 31, 2015 of the Granite and Patriot Warrants is estimated using the Black-Scholes pricing model with the following inputs:

Granite and Patriot Warrants
Stock price of underlying equity	$0.12
Exercise price	$0.01
Expected term (years)	7.9
Risk-free interest rate	2.2%
Estimated dividend yield	None
Volatility	167.0%

The change in the fair value of the warrants liability during the year ended December 31, 2015 is as follows (amounts in thousands):

Granite and Patriot Warrants (see Note 11)
Warrant liability at December 31, 2014	$25
Change in fair value of warrants	29
Warrant liability at December 31, 2015	$54

Share-Based Compensation

On March 3, 2009, the Company’s Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “2009 Plan”). The Plan was approved during the Company’s Annual Meeting of Stockholders on June 18, 2009. On October 7, 2014, the Company’s Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved on February 15, 2015. The purpose of the 2009 Plan and the 2014 Plan is to benefit stockholders by assisting the Company in attracting, retaining and providing incentives to key management employees and non-employee directors of, and non-employee consultants to, Cyalume Technologies Holdings, Inc. and its subsidiaries, and to align the interests of such employees, non-employee directors and non-employee consultants with those of stockholders. Accordingly, the 2009 Plan and the 2014 Plan both provide for the granting of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided therein. Under the 2009 Plan, the Company was authorized to issue up to 2,650,000 shares. Under the 2014 Plan, the Company is authorized to issue up to 10,000,000 shares. As of December 31, 2015, 1,149,082 shares were outstanding under the 2009 Plan. As of December 31, 2015, 2,885,582 shares were outstanding under the 2014 Plan. Awards under the plans can impose various service periods and other terms upon the awardee; however, the maximum term of options or similar instruments granted under the plans is ten years.

Share-based awards are also issued that are not under either the 2009 Plan or the 2014 Plan. In September 2012, the Company awarded options to purchase the Company’s common stock to the Chief Operating Officer and the Chief Executive Officer. These options were not awarded under the 2009 Plan and these options were canceled on November 21, 2014. The Company accounted for the cancellation of these two officer awards and the concurrent grant of the replacement awards as a modification of the terms of the cancelled awards. The Company determined the incremental compensation cost by comparing the fair value of the replacement awards to the fair value of the cancelled awards on November 21, 2014. The remaining unamortized compensation cost of approximately $0.4 million for the canceled awards is being recognized on a straight-line basis over the remaining vesting period of the original canceled officer awards.

These two canceled awards were replaced with options to the Chief Operating Officer to purchase 1,504,767 shares of common stock and options to the Chief Executive Officer to purchase 5,015,891 shares of common stock. Both replacement awards were made outside of the Company’s 2014 Plan and were granted with a $0.09 exercise price. Both replacement awards are included in the section titled “Stock Option Awards” below. The replacement awards were subject to performance-based conditions that provided that each option would not vest until the Company’s Term Loan, Real Estate Loan and Subordinated Term Loan were re-financed. The Company’s debt was refinanced on May 18, 2015 (see Note 11) at which time the Company recognized expense relating to these replacement awards as the performance condition had been achieved. Furthermore, the options provide for 100% vesting upon a sale of the Company at a defined minimum enterprise value.

During the years ended December 31, 2015 and 2014, total expense recorded for share-based compensation was approximately $404,000 and $394,000, respectively. The following presents how share-based expenses are included in our consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2015	2014
Cost of revenues	$11	$9
Sales and marketing	32	38
General and administrative	334	331
Research and development	27	16
	$404	$394

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

The fair value of each award was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for awards to employees and non-employees:

	2015	2014
Expected term (years)	6.0 – 6.3	6.3 – 10.0
Risk-free interest rate	1.61 – 1.74%	1.83 – 2.31%
Estimated dividend yield	None	None
Volatility	161.01 – 165.83%	143.89 – 144.45%

Stock options awarded will generally vest in zero to five years. Options awarded to executive officers and other management often may be earned based on meeting Board-determined or CEO-determined performance goals unique to each award recipient and require continued employment over the vesting period. Options awarded to members of the Board of Directors typically vest on the grant date. Options awarded typically expire 10 years after the grant date.

Stock option activity related to share-based compensation is summarized as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2014	2,852	$2.10
Granted (1)	9,197	0.09
Exercised	0	0
Forfeited/Canceled	(1,520)	1.52
Expired	(182)	3.04
Outstanding at December 31, 2014	10,347	0.38
Granted (2)	250	0.14
Exercised	0	0
Forfeited/Canceled	(41)	0.09
Expired	(1)	3.65
Outstanding at December 31, 2015 (3)	10,555	$0.38
Exercisable at December 31, 2015 (4)	3,853	$0.76

(1)	The weighted-average grant-date fair value of awards granted was $0.09.
(2)	The weighted-average grant-date fair value of awards granted was $0.13.
(3)	The aggregate intrinsic value of these stock options is approximately $277,000 as of December 31, 2015. The weighted average remaining contractual term for these options is 8.54 years.
(4)	The aggregate intrinsic value of these stock options is approximately $90,000 as of December 31, 2015. The weighted average remaining contractual term for these options is 8.01 years.

As of December 31, 2015, there was approximately $502,000 of unrecognized compensation cost related to nonvested option awards which is expected to be recognized over a weighted-average period of 2.67 years.

Restricted Stock

The Company values stock awards at the closing market price of the underlying shares on the trading day previous to the grant date, adjusted for expected forfeitures. There were no unvested restricted stock awards outstanding as of December 31, 2015.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss relates to foreign currency translation adjustments. Changes in accumulated other comprehensive loss due to currency translation adjustments (all amounts in thousands) were:

Balance, December 31, 2013	$(218)
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	(443)
Balance, December 31, 2014	(661)
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	(318)
Balance, December 31, 2015	$(979)

19.	EMPLOYEE BENEFIT PLANS

The CTI Employee Savings and Retirement Plan (the “ESRP”), is intended to be qualified under Section 401(k) of the Internal Revenue Code. Employees of CTI, CTS and CSP who have reached the age of 18 are eligible for participation on the first entry date after three months of service. Entry dates are the first day of January, April, July and October. Employees may defer receiving compensation up to the maximum amount permitted under the Internal Revenue Code. Matching contributions to the ESRP equal (i) 3% of employee compensation plus (ii) 50% of the next 2% of employee compensation. For the years ended December 31, 2015 and 2014, employer matching contributions were approximately $211,000 and $58,000, respectively.

French law requires companies within France (such as CTSAS) to pay its workers a benefit, based on various factors, when an employee becomes 65 years old.  The Company estimated the present value of such a liability for employees at CTSAS and approximately $81,000 and $78,000 has been recorded for this obligation as of December 31, 2015 and 2014, respectively.

20.	CONCENTRATIONS

Sales Concentrations

In 2015, approximately 37% of the Company’s revenue was received from two customers. In 2014, approximately 41% of the Company’s revenue was received from two customers.

Geographic Concentrations

The Company sells to customers located in the United States of America and in international markets. Revenues to customers outside the United States represent approximately 31% and 52% of net revenues for the years ended December 31, 2015 and 2014, respectively. Revenues from customers in the United Kingdom represented approximately 7% and 12% of our 2015 and 2014 revenues, respectively.

CTSAS’ operations are our only operations outside the United States of America. CTSAS’ net assets were approximately $2,853,000 and $3,362,000 as of December 31, 2015 and 2014, respectively.

Concentrations of Credit Risk Arising from Financial Instruments

As of December 31, 2015, three customers combined represented approximately 53% of gross accounts receivable, and no other customer owed more than 10% of gross accounts receivable. All of these accounts receivable were collected in full in the first quarter of 2016. As of December 31, 2014, three customers combined represented approximately 49% of gross accounts receivable, and no other customer owed more than 10% of gross accounts receivable.

The Company maintains cash in several different financial institutions in amounts that typically exceed U.S. federally insured limits and in financial institutions in international jurisdictions where insurance is not provided. The Company has not experienced any losses in such accounts and the Company believes it is not exposed to significant credit risk. Beginning in 2013, insurance coverage reverted to $250,000 per depositor at each financial institution and as of December 31, 2015, the cash balances exceed federally-insured limits by approximately $0.6 million. As of December 31, 2015, cash in non-U.S. bank accounts that were not insured by a federal government totaled approximately $0.6 million.

21.	FAIR VALUES OF ASSETS AND LIABILITIES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2015 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Warrants (see Note 18) (1)	$0	$0	$(54)	$(54)
	$0	$(0)	$(54)	$(54)

(1)	The Company has classified its warrants liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model or the Monte Carlo simulation method.

The tables below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014 (all amounts in thousands):

	Year Ended December 31,
	2015	2014
Warrants liability:
Balance at the beginning of period	$25	$6,373
Warrants amended in connection with refinancing	0	72
Warrant exercise	0	(44)
Termination of common and preferred warrants	0	(1,524)
Change in fair value of warrants	29	(4,852)
Balance at the end of period	$54	$25

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the year ended December 31, 2015, no assets were identified as impaired. During the year ended December 31, 2014, the following assets, all of which are Level 3 assets, were identified as impaired and were adjusted to their fair values (in thousands of dollars) (see also Note 3):

	Cyalume Reporting Unit (1)	Loss Recognized	Fair Value
Patents (2)	Chemical Light	$5,277	$2,154
Trade name (3)	Chemical Light	4,303	667

(1)	The Company is managed as one operating segment with three reporting units: Chemical Light (the operations of CTI, CTSAS and CTS), Specialty Products (the operations of CSP) and Other (the operations of CRI and the parent company Cyalume Technologies Holdings, Inc.).

(2)	The fair value of the impaired patent asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the patents, net of estimated income taxes (an income approach).

(3)	The fair value of the impaired trademarks and trade names asset was determined using the “relief from royalty” method, which calculates the present value of a stream of estimated future royalty payments that an entity would be willing to pay in order to utilize the trademarks and trade names, net of estimated income taxes (an income approach).

22.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Year Ended December 31,
	2015	2014
Interest	$1,558	$592
Income taxes	801	244

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Year Ended December 31,
	2015	2014
Series A Convertible Preferred stock accrued dividend	$573	$509
Series C Preferred stock accrued dividend	264	103
Issuance of Series D Convertible Preferred stock in connection with debt refinancing	2,751	0
Relative fair value of warrant issued in connection with debt refinancing	43	0
Series A, Series B and Series C Preferred stock deemed dividends	0	4,921
Adjustment to warrant liability upon warrant exercise	0	44
Issuance of 350,000 shares to JFC in connection with settling a contingent consideration liability resulting from the acquisition of CSP	0	241
Issuance of 242,308 shares to related party	0	157

23.	SUBSEQUENT EVENTS

Pursuant to the terms of the Monroe Credit Agreement, the Company made an excess cash payment of approximately $247,000 on February 19, 2016 which reduced the principal of the Company’s Term A Loan. The excess cash payment is calculated based on the definition of excess cash flow under the Monroe Credit Agreement.

