Form 10-Q
period 2016-03-31
Cyalume Technologies Holdings, Inc.
filed 2016-05-18
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2016, there were outstanding 21,400,244 shares of the registrant’s Common Stock, par value $.001 per share.

Cyalume Technologies Holdings, Inc.

FORM 10-Q

PART I—FINANCIAL INFORMATION

The statements contained in this quarterly report on Form 10-Q, including under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this quarterly report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, all references to "we", "us", the “Company" or “Cyalume" in this quarterly report on Form 10-Q refers to Cyalume Technologies Holdings, Inc.

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$1,082	$1,526
Accounts receivable, net of allowance for doubtful accounts of $11 and $5, respectively	3,732	4,299
Inventories, net	7,601	7,528
Income taxes refundable	216	442
Prepaid expenses and other current assets	1,452	1,388
Total current assets	14,083	15,183

Property, plant and equipment, net	6,720	6,795
Goodwill	7,992	7,992
Other intangible assets, net	5,488	5,691
Total assets	$34,283	$35,661
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,000	$1,000
Current portion of notes payable	385	274
Accounts payable	1,161	947
Accrued expenses	2,110	3,858
Deferred revenue and deferred rent	73	125
Income taxes payable	137	327
Warrants liability	41	54
Total current liabilities	4,907	6,585

Notes payable, net of current portion, unamortized debt discount and unamortized debt issuance costs	14,804	15,207
Deferred income taxes	582	567
Asset retirement obligation	217	214
Other noncurrent liabilities, net of current portion	84	81
Total liabilities	20,594	22,654

Commitments and contingencies (Note 11)

Series C preferred stock, $0.001 par value; 1,000,000 shares of preferred stock authorized; 1,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	2,438	2,367
Series D convertible preferred stock, $0.001 par value; 1,000,000 shares of preferred stock authorized; 10 shares issued and outstanding at March 31, 2016 and December 31, 2015	2,751	2,751
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 123,097 and 123,077 shares issued and outstanding at March 31, 2016 and December 2015, respectively	5,291	5,137

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value; 1,000,000 shares of preferred stock authorized; 1,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	1,401	1,401
Common stock, $0.001 par value; 150,000,000 shares authorized; 21,400,244 and 21,400,244 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	21	21
Additional paid-in capital	102,484	102,624
Accumulated deficit	(99,836)	(100,315)
Accumulated other comprehensive loss	(861)	(979)
Total stockholders’ equity	3,209	2,752
Total liabilities and stockholders' equity	$34,283	$35,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except shares and per share information)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015
Revenues	$9,242	$6,942
Cost of revenues	4,512	3,804
Gross profit	4,730	3,138

Other expenses (income):
Sales and marketing	593	546
General and administrative	2,149	1,574
Research and development	391	312
Interest expense, net	729	503
Interest expense – related party	0	63
Amortization of intangible assets	240	239
Change in fair value of warrant liability	(13)	20
Other (income) expenses, net	26	(137)
Total other expenses, net	4,115	3,120

Income before income taxes	615	18
Provision for income taxes	136	85
Net income (loss)	479	(67)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	118	(341)
Other comprehensive income (loss)	118	(341)
Comprehensive income (loss)	$597	$(408)

Net income (loss)	$479	$(67)
Series A convertible preferred stock dividends	(154)	(135)
Series C preferred stock dividends	(71)	(62)
Net income (loss) available to common stockholders – basic	$254	$(264)
Series A convertible preferred stock dividends	154	0
Change in fair value of warrant liability	(13)	0
Net income (loss) available to common stockholders –diluted	$395	$(264)

Income (loss) per common share:
Basic	$0.02	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average shares used to compute net income (loss) per common share:
Basic	21,400,244	21,400,244
Diluted	104,237,394	21,400,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Preferred Stock and Stockholders' Equity

(in thousands, except shares)

(Unaudited)

	Series A Convertible Preferred Stock		Series C Preferred Stock		Series D Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at December 31, 2015	123,097	$5,137	1,000	$2,367	10	$2,751	1,000	$1,401	21,400,244	$21	$102,624	$(100,315)	$(979)	$2,752
Dividends accrued on Series A and Series C preferred stock	0	154	0	71	0	0	0	0	0	0	(225)	0	0	(225)
Share-based compensation	0	0	0	0	0	0	0	0	0	0	85	0	0	85
Net income	0	0	0	0	0	0	0	0	0	0	0	479	0	479
Other comprehensive income	0	0	0	0	0	0	0	0	0	0	0	0	118	118
Balance at March 31, 2016	123,097	$5,291	1,000	$2,438	10	$2,751	1,000	$1,401	21,400,244	$21	$102,484	$(99,836)	$(861)	$3,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$479	$(67)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	220	305
Amortization of intangible assets, debt issuance costs and debt discount	468	300
Non-cash interest expense	0	269
Share-based compensation expense	85	101
Change in fair value of derivatives	0	(29)
Change in fair value of warrant liability	(13)	20
Loss on disposal of property, plant and equipment	29	0
Other non-cash expenses	9	2
Changes in operating assets and liabilities:
Accounts receivable	577	73
Inventories	(31)	(778)
Prepaid expenses and other current assets	(251)	(161)
Restricted cash	153	0
Accounts payable and accrued liabilities	(1,549)	960
Accrued interest on note payable to related party	0	62
Deferred revenue and deferred rent	(52)	6
Income taxes payable	42	90
Net cash provided by operating activities	166	1,153

Cash flows from investing activities:
Purchases of long-lived assets	(127)	(280)
Payments for intangibles	(7)	(49)
Net cash used in investing activities	(134)	(329)

Cash flows from financing activities:
Repayments on line of credit	0	(1,150)
Repayment of long term notes payable	(378)	(475)
Principal payments on capital lease obligations	0	(4)
Repayment of legal settlement promissory note	(107)	(107)
Net cash used in financing activities	(485)	(1,736)

Effect of exchange rate changes on cash	9	(103)
Net decrease in cash	(444)	(1,015)
Cash, beginning of period	1,526	2,358
Cash, end of period	$1,082	$1,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results from operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016. The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 7, 2016.

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

Reclassification of the Company’s unamortized debt issuance costs have been made to prior period amounts to conform to the current period financial statement presentation.

3.	DESCRIPTION OF BUSINESS

These consolidated financial statements and footnotes include the financial position and operations of Cyalume Technologies Holdings, Inc. (“Cyalume”), a holding company that is the sole shareholder of Cyalume Technologies, Inc. (“CTI”), of Cyalume Specialty Products, Inc. (“CSP”) and of CT SAS Holdings, Inc. (“CT SAS Holdings”). CTI is the sole shareholder of Cyalume Realty, Inc. (“CRI”) and Combat Training Solutions, Inc. (“CTS”). CT SAS Holdings is the sole shareholder of Cyalume Technologies, SAS (“CTSAS”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s primary focus is providing tactical and training solutions to the military of the U.S. and other countries through both products and services.

CTI and CTSAS manufacture and sell chemiluminescent products and reflective and photoluminescent materials to military, ammunition, commercial and public safety markets. CTSAS is located in France and represents us in certain international markets, primarily Europe and the Middle East. CTI sells to customers in all other geographic markets. CTI’s and CTSAS’s business operations constitute the majority, based on revenues and assets, of the Company’s consolidated business operations.

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

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands) :

	March 31, 2016	December 31, 2015
Raw materials	$4,339	$4,406
Work-in-process	1,854	1,809
Finished goods	1,408	1,313
	$7,601	$7,528

5.	CREDIT LINE AND NOTES PAYABLE

Monroe Refinancing

On May 18, 2015, the Company entered into a credit agreement with Monroe Capital Management Advisors, LLC (the “Monroe Credit Agreement”), refinancing its existing senior and subordinated debt (see below). The Monroe Credit Agreement provides for a $25.0 million credit facility consisting of up to: (i) a $5.0 million revolving credit facility (the “Monroe Line of Credit”); (ii) an $18.0 million senior secured term loan (the “Term A Loan”) and (iii) a $2.0 million delayed draw term loan (the “Delayed Draw Loan”). The Delayed Draw Loan was used to satisfy a legal settlement agreement amount.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Pursuant to the terms of the Monroe Credit Agreement, the Company must maintain: (i) a fixed charge coverage ratio of 1.25 to 1.00; (ii) a senior debt to EBITDA ratio of 4.50 to 1.00, decreasing to 1.50 to 1.00 over the term of the loans; and (iii) a twelve month trailing EBITDA, measured quarterly, with the amounts ranging from $4,750,000, increasing up to $7.0 million over the term of the loans. The Company was in compliance with the financial covenants related to these loans as of March 31, 2016.

On August 3, 2015, the Company entered into a First Amendment (the “First Amendment”) to the Monroe Credit Agreement. Pursuant to the First Amendment, the Monroe Credit Agreement was amended to, among other things, reduce the aggregate amount of the Delayed Draw Loan under the Monroe Credit Agreement, which loan commitment was for purposes of funding a final payment due under the a legal settlement agreement, from $2.0 million to $1.5 million. On August 3, 2015, the full amount of the Delayed Draw Loan was funded to the Company, $1.4 million of which was used to make a final legal settlement payment, and the remaining $100,000 of which was paid to Monroe as a deferred closing fee. The First Amendment also modified, for certain periods during the term of the Credit Agreement, (i) the maximum senior debt to EBITDA ratio that the Company is required to maintain and (ii) the applicable limits on the Company’s aggregate permitted capital expenditures pursuant to the terms of the Credit Agreement.

The Delayed Draw Loan, which was drawn on August 3, 2015, provides for quarterly amortization payments on the last day of each calendar quarter in an aggregate principal amount equal to 0.625% of the original principal amount of the Delayed Draw Loan, increasing to 1.25% on March 31, 2016, and increasing to 2.5% on March 31, 2017, with the balance payable on the maturity date of May 18, 2020.

In connection with the execution of the Monroe Credit Agreement, the Company issued 10 shares of Series D convertible preferred stock (the “Series D Convertible Preferred Stock”).  Each share of Series D Convertible Preferred Stock may be converted at any time at the option of the holder into a number of shares of common stock initially equal to 752,807.8 shares of common stock. The relative fair value of the Series D Convertible Preferred Stock was approximately $2.8 million which was recorded as debt issuance costs of approximately $0.4 million and debt discount on the Company’s Term A Loan and Delayed Draw Loan of approximately $2.4 million.

The proceeds from the Monroe Credit Agreement were allocated to the various instruments issued based on their relative fair value.

Line of Credit

The Monroe Line of Credit has a maximum borrowing capacity of $5.0 million, bears interest at a rate of the one-month LIBOR plus 9% and expires on May 18, 2020. The Monroe Line of Credit replaced the Company’s previous line of credit with TD Bank N.A. (“TD Bank”). The amount which may be borrowed under the Monroe Line of Credit is dependent mainly on accounts receivable and inventory balances. Under the terms of the Monroe Credit Agreement, the Company is able to borrow under the Monroe Line of Credit in an amount not to exceed the lesser of: (i) $5.0 million and (ii) the sum of 85% of all eligible accounts receivable plus 60% of all eligible inventory. Interest is payable monthly and the Monroe Line of Credit’s interest rate at March 31, 2016 was 10%. This line of credit is subject to various restrictive covenants and collateral guarantees. At March 31, 2016, approximately $1.0 million was outstanding on the Monroe Line of Credit and additional borrowing availability was approximately $3.5 million.

CTSAS has lines of credit, for borrowing against receivables, with a combined maximum borrowing capacity of €750,000 (or approximately $848,000 as of March 31, 2016). There were no outstanding borrowings at March 31, 2016 or December 31, 2015. The lines’ interest rates are variable, based on the 3-month Euro Interbank Offered Rate. The lines are collateralized by primarily CTSAS accounts receivable. The lines have indefinite termination dates but can be renegotiated periodically.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Notes Payable

Outstanding notes payable consist of (all amounts in thousands):

	March 31, 2016	December 31, 2015
Monroe Term A Loan	$16,778	$17,138
Delayed Draw Loan	1,463	1,481
Promissory Note Payable	538	645
Total	18,779	19,264
Less: Unamortized debt discount and unamortized debt issuance costs	(3,590)	(3,783)
Less: Current portion of notes payable, including current portion of unamortized debt discount and current portion of unamortized debt issuance costs	(385)	(274)
Notes payable, net of current portion	$14,804	$15,207

Debt issuance costs and discounts are amortized to interest expense using the effective interest method over the life of the loan. The effective interest rate on the Term A loan is approximately 17% and the effective interest rate on the Delayed Draw Loan is approximately 20%.

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

On July 29, 2010, the subordinated term loan of $8.5 million (the “Subordinated Term Loan”) was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest was being accrued in kind monthly at a rate of 11% per annum. No principal payments were required until maturity. The Subordinated Term Loan was convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan was converted to the Company’s common stock. The Company previously determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP. Simultaneous with the issuance of the Subordinated Term Loan during 2010, the Company issued warrants to repay certain costs of obtaining the convertible notes. These warrants allowed the holder to purchase 160,000 shares of common stock at $1.50 per share through July 19, 2018. A portion of the $8.5 million gross proceeds from the issuance of the loan was allocated to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants was recorded as a debt discount and an increase to additional paid-in capital. The warrant’s fair value was increased in 2012 due to (i) a decrease in the exercise price of the warrants and (ii) an extension of the term of the warrant. The warrants were amended again during 2013 in connection with the Senior Amendment described above. An additional amount was added to debt discount and warrant liability during 2013 relating to (i) another decrease in the exercise price of the warrants to $0.01, (ii) an extension of the term of the warrants, and (iii) an increase to the number of shares of common stock that may be purchased upon exercise of the warrants to 455,514 shares of common stock that may be purchased. The debt discount was being amortized to interest expense using the effective interest method over the life of the convertible notes which had a maturity date of June 30, 2016. As a result of the amendment to the warrants in 2013, the warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability. The warrant liability relating to the 455,514 shares of common stock which may be purchased upon exercise of the warrants is approximately $41,000 as of March 31, 2016 (see Note 12).

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The Company’s Senior Debt and Subordinated Term Loan were refinanced on May 18, 2015.

Upon the consummation of the Monroe Credit Agreement, the Company paid in full all amounts due under (i) the Amended and Restated Revolving Credit and Term Loan Agreement, dated July 29, 2010, as amended (the “Senior Credit Agreement”), by and among the Company, Cyalume Technologies, Inc. (“CTI”), certain of the Company’s other subsidiaries and TD Bank, N.A., as administrative agent and lender, (ii) the Subordinated Term Loan, dated July 29, 2010, as amended (the “Subordinated Loan Agreement”), by and among the Company, CTI, certain of the Company’s other subsidiaries, Granite Creek Flexcap I, L.P., Patriot Capital II, L.P. and Granite Creek Partners Agent, L.L.C., as administrative agent, and (iii) the amended and restated promissory note, dated November 19, 2013, as amended, previously issued by the Company to JFC Technologies, LLC (the “Amended JFC Note”) (see Note 9), such that each of the Senior Credit Agreement, the Subordinated Loan Agreement and the Amended JFC Note was paid in full and the Company has no further financial obligations thereunder. At the time of the refinancing, the Company expensed the remaining unamortized issuance costs relating to the previous Senior Debt and Subordinated Term Loan.

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

6.	PREFERRED STOCK

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

Series B Convertible Preferred Stock

On July 30, 2014, the Company entered into a Securities Purchase Agreement (the “Series Band C Purchase Agreement”) with Cova Small Cap Holdings, LLC (“Cova”), Bayonet Capital Fund I, LLC (see Note 9), and another investor (each, an “Investor”) for the purchase by the Investors of an aggregate of 1,000 units of securities of the Company (the “Units”) for an aggregate purchase price of $2.0 million (or $2,000.00 per Unit), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series B Preferred Stock”), and (2) one share of Series C Preferred Stock of the Company, par value $0.001 per share (the “Series C Preferred Stock”). Approximately $1.3 million of the net proceeds from the sale of the Units was used to pay a contingent legal obligation.

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

7.	STOCKHOLDERS’ EQUITY

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

As of March 31, 2016 and December 31, 2015, respectively, warrants to purchase 455,514 shares of the Company’s common stock were outstanding (see Note 12). These warrants are not indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability.

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

Warrants to purchase the Company’s common stock were outstanding as follows as of March 31, 2016:

Warrant Holder	Number of Shares Under Warrant	Number of Shares Exercisable Under Warrant	Exercise Price	Expiration Date
Granite Creek FlexCap I, L.P. (“Granite”)	267,950	267,950	$0.01	November 19, 2023
Patriot Capital II, L.P. (“Patriot”)	187,564	187,564	$0.01	November 19, 2023
Dragonfly Capital Partners, LLC (“Dragonfly”)	1,003,744	1,003,744	$0.05	May 18, 2020

The fair value as of March 31, 2016 of the Granite and Patriot Warrants is estimated using the Black-Scholes pricing model with the following inputs:

Granite and Patriot Warrants
Stock price of underlying equity	$0.09
Exercise price	$0.01
Expected term (years)	7.6
Risk-free interest rate	1.7%
Estimated dividend yield	None
Volatility	166.9%

The change in the fair value of the warrants liability during the three months ended March 31, 2016 is as follows (amounts in thousands):

Granite and Patriot Warrants (see Note 12)
Warrant liability at December 31, 2015	$54
Change in fair value of warrants	(13)
Warrant liability at March 31, 2016	$41

8.	INCOME TAXES

During the three months ended March 31, 2016 and 2015, the Company incurred approximately $36,000 and $85,000, respectively, of foreign tax expense on CTSAS’s income. During the three months ended March 31, 2016, the Company incurred approximately $100,000 of U.S. tax expense. The Company has a valuation allowance against its U.S. deferred tax asset. The Company has a valuation allowance of approximately $12.2 million as of March 31, 2016 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

9.	RELATED PARTY TRANSACTIONS

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

Bayonet Capital Fund I, LLC, Brook Industrial Park, LLC and JFC are controlled by James Schleck. On July 30, 2014, 100 units of securities of the Company (the “Units”) were issued to Bayonet Capital Fund I, LLC (see Note 6), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series B Preferred Stock”), and (2) one share of Series C Preferred Stock of the Company, par value $0.001 per share (the “Series C Preferred Stock”).

10.	NET INCOME (LOSS) PER COMMON SHARE

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

	(in thousands, except shares and per share information)
	Three Months Ended March 31,
	2016	2015
Numerator (in thousands):
Net income (loss)	$479	$(67)
Series A convertible preferred stock dividends	(154)	(135)
Series C preferred stock dividends	(71)	(62)
Net income (loss) available to common stockholders – basic	$254	$(264)
Effect of dilutive securities:
Add: Series A convertible preferred stock dividends	154	0
Less: Change in fair value of warrant liability for dilutive warrants income	(13)	0
Income (loss) available to common stockholders – diluted	$395	$(264)

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

	(in thousands, except shares and per share information)
	Three Months Ended March 31,
	2016	2015
Denominator:
Weighted average common shares outstanding – basic	21,400,244	21,400,244
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series A convertible preferred stock	38,723,815	0
Assumed conversion of Series B convertible preferred stock	35,713,147	0
Assumed conversion of Series D convertible preferred stock	7,528,078	0
Warrants	862,958	0
Options	9,152	0
Weighted average common shares outstanding – diluted	104,237,394	21,400,244

Income (loss) per common share:
Basic	$0.02	$(0.01)
Diluted	$0.00	$(0.01)

The following potentially dilutive common share equivalents were excluded from the calculation of diluted earnings (loss) per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
Options	1,258,082	10,347,322
Series A convertible preferred stock	0	33,401,765
Series B convertible preferred stock	0	35,713,147
Amended related party note	0	7,318,187
Convertible notes payable	0	2,666,667
Warrants	0	455,514

11.	COMMITMENTS AND CONTINGENCIES

Legal

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2016 and December 31, 2015, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at March 31, 2016 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Warrants (see Note 7) (1)	$0	$0	$(41)	$(41)
	$0	$0	$(41)	$(41)

(1)	The Company has classified its warrants liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model.

The table below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (all amounts in thousands):

	March 31, 2016	December 31, 2015
Warrants liability:
Balance at the beginning of period	$54	$25
Change in fair value of warrants	(13)	29
Balance at the end of period	$41	$54

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2016, none of our assets or liabilities were remeasured at fair value on a nonrecurring basis and no assets were identified as impaired as of March 31, 2016.

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Three Months Ended March 31
	2016	2015
Interest	$505	$120
Income taxes	98	31

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Series A Convertible Preferred stock accrued dividend	$154	$135
Series C Preferred stock accrued dividend	71	62

14.	NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 states that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, are required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result in debt issuance costs being presented the same way debt discounts have historically been handled. ASU 2015-03 does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance was effective for the Company as of January 1, 2016. This new guidance reduced total assets and total long-term debt on its condensed consolidated balance sheets by amounts classified as deferred debt issuance costs relating to the Company’s Term A Loan and Delayed Draw Loan, but did not have any other effect on its condensed consolidated financial statements when adopted.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating into current and noncurrent amounts. ASU 2015-17 will be effective for annual periods beginning on or after December 15, 2016 and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company previously elected to early adopt this guidance as of December 31, 2015 on a prospective basis. As a result, the Company reclassified deferred tax assets classified as current to noncurrent and deferred tax liabilities classified as current to noncurrent in the December 31, 2015 consolidated balance sheet. Prior balance sheets were not retrospectively adjusted.

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

15.	SUBSEQUENT EVENTS

Pursuant to the terms of the Monroe Credit Agreement, the Company made an excess cash payment of approximately $0.5 million on May 10, 2016, which reduced the principal of the Company’s Term A Loan. The excess cash payment is calculated based on the definition of excess cash flow under the Monroe Credit Agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Unless the context otherwise requires, all references to "we", "us", the “Company" or “Cyalume" in this Quarterly Report on Form 10-Q refers to Cyalume Technologies Holdings, Inc.

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

Material Changes in Results of Operations – 3 Months Ended March 31, 2016 versus the 3 Months Ended March 31, 2015

Revenues in the three months ended March 31, 2016 and 2015 were as follows:

Category ($ in millions)	2016	2015	Change
Chemical Light	$5.5	$4.2	$1.3
Ammunition	1.1	0.2	0.9
Training and Simulation	0.0	0.1	(0.1)
Specialty Products	2.6	2.4	0.2
Total	$9.2	$6.9	$2.3

During the first quarter of 2016, Chemical Light revenues increased over the first quarter of 2015 primarily as a result of higher sales to our largest customer LC Industries for distribution to the U.S. Military and also from higher commercial sales in the U.S. Ammunition revenues were approximately $1.1 million during the first quarter of 2016 as sales for military training rounds utilizing our technology resumed during February of 2015. Training and Simulation revenues for the first quarter of 2016, which are generated from CTS devices being purchased, were less than $0.1 million during the first quarter of 2016. Specialty Products revenue during the first quarter of 2016 increased over the first quarter of 2015, primarily as a result of an increase in product sales.

Cost of goods sold for the first quarter of 2016 increased to approximately $4.5 million from the prior year period amount of approximately $3.8 million as a result of the higher revenue levels during 2016. The gross profit for the first quarter of 2016 increased to approximately 51.2% versus 45.0% for the first quarter of 2015. This increase was largely attributable to favorable product mix changes, specifically an increase in higher-margin product sales during the quarter.

Sales and marketing expenses for the first quarter of 2016 were approximately $0.6 million versus $0.5 million in the first quarter of 2015. The slight increase was attributable to an increase in sales and marketing payroll expenses and increased advertising expenses for the U.S. commercial market.

General and administrative expenses for the first quarter of 2016 were approximately $2.1 million versus $1.6 million for the prior year, or an increase of approximately $0.6 million. The increase was due to a combination of factors including: increased compensation expense for additional personnel including bonuses being accrued; higher consulting fees for taxes and other financial matters; and other increases in items such as audit and various other corporate-related expenses and fees.

Research and development expenses of approximately $0.4 million for the first quarter of 2016 increased slightly by approximately $0.1 million from the prior year. We had additional research and development initiatives during the first quarter of 2016 versus the same period of the prior year.

During the three months ended March 31, 2016 and 2015, we incurred approximately $36,000 and $85,000, respectively, of foreign tax expense on CTSAS’s income. During the three months ended March 31, 2016, we incurred approximately $100,000 of U.S. tax expense. We have a valuation allowance against our U.S. deferred tax asset due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized.

Material Changes in Financial Condition – March 31, 2016 versus December 31, 2015

Cash was approximately $1.1 million at March 31, 2016, representing a decrease of approximately $0.4 million from December 31, 2015. Combined accounts payable and accrued liabilities decreased by approximately $1.5 million; accounts receivable decreased by approximately $0.6 million; inventories increased by approximately $0.1 million.

Our accounts receivable decreased slightly at March 31, 2016 compared to December 31, 2015 due to timing differences of payments. Our receivables are generally collected within 30 days, thus revenues recorded in the 30-day period preceding the measurement date significantly influence the reported balances.

Accounts payable and accrued expenses combined were approximately $3.3 million at March 31, 2016 versus approximately $4.8 million at December 31, 2015, a decrease of approximately $1.5 million. Payments during 2016 on amounts accrued for at the end of 2015, such as 2015 accrued performance bonus amounts paid during the first quarter of 2016, accounted for most of this decrease. Our line of credit, used to meet temporary working capital needs, was approximately $1.0 million at both March 31, 2016 and December 31, 2015.

The current portion of notes payable, net of the current portion of unamortized debt discount and unamortized debt issuance costs, was approximately $0.4 million at March 31, 2016 compared to approximately $0.3 million at December 31, 2015.

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

On August 3, 2015, we entered into a First Amendment (the “First Amendment”) to the Monroe Credit Agreement. Pursuant to the First Amendment, the Monroe Credit Agreement was amended to, among other things, reduce the aggregate amount of the Delayed Draw Loan under the Credit Agreement from $2.0 million to $1.5 million. On August 3, 2015, the full amount of the Delayed Draw Loan was funded to us, $1.4 million of which was used to make a payment in connection with a legal settlement agreement and the remaining $100,000 of which was paid to the Agent as a deferred closing fee. The First Amendment also modified, for certain periods during the term of the Credit Agreement, (i) the maximum senior debt to EBITDA ratio that the Company is required to maintain and (ii) the applicable limits on the Company’s aggregate permitted capital expenditures pursuant to the terms of the Credit Agreement.

Under the terms of the Monroe Credit Agreement, the Company is able to borrow under the Monroe Line of Credit in an amount not to exceed the lesser of: (i) $5.0 million; and (ii) the sum of 85% of all eligible accounts receivable plus 60% of all eligible inventory. Additionally, while the loans are outstanding we must maintain: (a) a fixed charge coverage ratio of 1.25 to 1.00; (b) a senior debt to EBITDA ratio of 4.50 to 1.00, decreasing to 1.50 to 1.00 over the term of the loans; and (c) a twelve month trailing EBITDA, measured quarterly, with the amounts ranging from $4,750,000, increasing up to $7.0 million over the term of the loans.

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

As of March 31, 2016 and December 31, 2015, we had approximately $1.1 million and $1.5 million, respectively, of cash on hand. The major sources and uses of cash during 2016 were all in the normal course of business. Our availability under our revolving credit facility was approximately $3.5 million at March 31, 2016 and approximately $4.0 million at December 31, 2015.

Capital expenditures and payments for intangibles were approximately $0.1 million for the three months ended March 31, 2016 and approximately $0.3 million for the three months ended March 31, 2015. We expect to fund capital expenditures for the remainder of 2016 from existing cash and operating cash flows.

We were in compliance with our financial covenants relating to our loans as of March 31, 2016. We expect to meet our financial covenants for 2016 and we also expect that cash provided by the business will be adequate to meet our planned needs.

Pursuant to the terms of the Monroe Credit Agreement, we made excess cash payments of approximately $0.3 million on February 19, 2016 and $0.5 million on May 10, 2016, which reduced the principal of our Term A Loan. The excess cash payment is calculated based on the definition of excess cash flow under the Monroe Credit Agreement and is related to favorable financial performance primarily relating to cash flow generation.

We did not pay a dividend in 2016 and we do not have plans to pay a common dividend in the future. We are accruing dividends in connection with the Series A Convertible Preferred Stock issued on November 19, 2013 and we are accruing dividends in connection with the Series C Preferred Stock issued on July 30, 2014.

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

Warrants Liability

The Company uses fair values as determined by significant unobservable inputs. These estimated values are significant inputs into the Black Scholes pricing model used to calculate the estimated fair value of warrants potentially settleable in cash, which are recorded as warrants liability. The estimated fair value of the common warrants are determined at each balance sheet date and the change in the estimated fair value of the warrants is reflected within the Company’s statements of comprehensive income.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of March 31, 2016 or December 31, 2015.

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

Goodwill

Goodwill is deemed to have an indefinite life and, accordingly, is not subject to amortization. Goodwill is subject to an annual impairment review and, if conditions warrant, interim impairment reviews. Impairment charges, if any, are recorded in the period in which the impairment is determined.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

Cyalume Technologies Holdings, Inc.

Date: May 18, 2016	By:	/s/ Zivi Nedivi

Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2016	By:	/s/ Michael Bielonko

Michael Bielonko, Chief Financial Officer
(Principal Financial Officer)

