Form 10-Q
period 2016-06-30
Cyalume Technologies Holdings, Inc.
filed 2016-08-10
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(954) 315-4939

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 2016, there were outstanding 21,400,244 shares of the registrant’s Common Stock, par value $.001 per share.

Cyalume Technologies Holdings, Inc.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015 (unaudited)	4

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity for the Six Months Ended June 30, 2016 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$1,303	$1,526
Accounts receivable, net of allowance for doubtful accounts of $12 and $5, respectively	4,452	4,299
Inventories, net	7,831	7,528
Income taxes refundable	101	442
Prepaid expenses and other current assets	1,659	1,388
Total current assets	15,346	15,183

Property, plant and equipment, net	6,561	6,795
Goodwill	7,992	7,992
Other intangible assets, net	5,350	5,691
Total assets	$35,249	$35,661
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$500	$1,000
Current portion of notes payable	610	274
Accounts payable	1,600	947
Accrued expenses	2,768	3,858
Deferred revenue and deferred rent	63	125
Income taxes payable	250	327
Warrants liability	31	54
Total current liabilities	5,822	6,585

Notes payable, net of current portion	14,057	15,207
Deferred income taxes	574	567
Asset retirement obligation	220	214
Other noncurrent liabilities	82	81
Total liabilities	20,755	22,654

Commitments and contingencies (Note 11)

Series C preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	2,511	2,367
Series D convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 10 shares issued and outstanding	2,751	2,751
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 123,097 shares issued and outstanding	5,449	5,137

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	1,401	1,401
Common stock, $0.001 par value; 150,000,000 shares authorized; 21,400,244 shares issued and outstanding	21	21
Additional paid-in capital	102,336	102,624
Accumulated deficit	(99,045)	(100,315)
Accumulated other comprehensive loss	(930)	(979)
Total stockholders’ equity	3,783	2,752
Total liabilities and stockholders' equity	$35,249	$35,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except shares and per share information)

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$10,610	$9,916	$19,852	$16,858
Cost of revenues	5,689	5,326	10,201	9,130
Gross profit	4,921	4,590	9,651	7,728

Other expenses (income):
Sales and marketing	585	562	1,178	1,108
General and administrative	2,029	1,912	4,178	3,486
Research and development	336	287	727	599
Interest expense, net	746	857	1,475	1,360
Interest expense – related party	0	37	0	100
Amortization of intangible assets	244	238	484	477
Legal settlement	0	(1,381)	0	(1,381)
Change in warrant liability fair value	(10)	(15)	(23)	5
Other expenses, net	(3)	6	23	(131)
Total other expenses, net	3,927	2,503	8,042	5,623

Income before income taxes	994	2,087	1,609	2,105
Provision for income taxes	203	34	339	119
Net income	791	2,053	1,270	1,986

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(69)	73	49	(268)
Other comprehensive income (loss)	(69)	73	49	(268)
Comprehensive income	$722	$2,126	$1,319	$1,718

Net income	$791	$2,053	$1,270	$1,986
Series A convertible preferred stock dividends	(158)	(141)	(312)	(276)
Series C preferred stock dividends	(73)	(65)	(144)	(127)
Net income available to common stockholders - basic	$560	$1,847	$814	$1,583
Series A convertible preferred stock dividends	158	141	312	276
Change in fair value of warrant liability	(10)	(15)	(23)	5
Convertible related party promissory note	0	16	0	45
Net income available to common stockholders - diluted	$708	$1,989	$1,103	$1,909

Earnings per common share:
Basic	$0.03	$0.09	$0.04	$0.07
Diluted	$0.01	$0.02	$0.01	$0.02
Weighted average shares used to compute earnings per common share:
Basic	21,400,244	21,400,244	21,400,244	21,400,244
Diluted	105,310,495	100,479,954	105,354,931	100,370,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Preferred Stock and Stockholders' Equity

(in thousands, except shares)

(Unaudited)

	Series A Convertible Preferred Stock		Series C Preferred Stock		Series D Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2015	123,097	$5,137	1,000	$2,367	10	$2,751	1,000	$1,401	21,400,244	$21	$102,624	$(100,315)	$(979)	$2,752

Dividends accrued on Series A and Series C preferred stock	0	312	0	144	0	0	0	0	0	0	(456)	0	0	(456)
Share-based compensation	0	0	0	0	0	0	0	0	0	0	168	0	0	168
Net income	0	0	0	0	0	0	0	0	0	0	0	1,270	0	1,270
Other comprehensive income	0	0	0	0	0	0	0	0	0	0	0	0	49	49
Balance at June 30, 2016	123,097	$5,449	1,000	$2,511	10	$2,751	1,000	$1,401	21,400,244	$21	$102,336	$(99,045)	$(930)	$3,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,270	$1,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	435	615
Amortization of intangible assets, debt issuance costs and debt discount	976	905
Non-cash interest expense	0	414
Share-based compensation expense	168	214
Change in fair value of derivatives	0	(29)
Change in fair value of warrant liability	(23)	5
Loss on disposal of property, plant and equipment	30	0
Legal settlement	0	(1,381)
Other non-cash expenses	12	4
Changes in operating assets and liabilities:
Accounts receivable	(155)	(404)
Inventories	(286)	(422)
Prepaid expenses and other current assets	(492)	(49)
Restricted cash	153	0
Accounts payable and accrued liabilities	(446)	(375)
Accrued interest on note payable to related party	0	(504)
Deferred revenue and deferred rent	(62)	(15)
Income taxes payable	266	(359)
Net cash provided by operating activities	1,846	605

Cash flows from investing activities:
Purchases of long-lived assets	(210)	(483)
Payments for intangibles	(126)	(84)
Net cash used in investing activities	(336)	(567)

Cash flows from financing activities:
(Repayments on) proceeds from TD Bank line of credit, net	0	(2,050)
Principal repayments on CTI long term notes payable	0	(15,880)
Borrowings (repayments) on Monroe line of credit, net	(500)	3,000
Borrowings (repayments) on Monroe long term notes payable, net	(1,131)	17,888
Repayment of related party note payable	0	(2,100)
Principal payments on capital lease obligations	0	(7)
Payment in connection with legal settlement agreement	(107)	(107)
Payment of debt issuance and deferred financing costs	0	(1,983)
Net cash used in financing activities	(1,738)	(1,239)

Effect of exchange rate changes on cash	5	(84)
Net decrease in cash	(223)	(1,285)
Cash, beginning of period	1,526	2,358
Cash, end of period	$1,303	$1,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results from operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016. The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 7, 2016.

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

The Company’s primary focus is producing specialty chemicals and related products and sub-contract manufacturing of components for use in the pharmaceutical and medical products markets. The Company sells to the U.S. military and other militaries, and to major pharmaceutical and medical device companies throughout the world.

CTI and CTSAS manufacture and sell chemiluminescent products and reflective and photoluminescent materials to military, ammunition, commercial and public safety markets. CTSAS is located in France and represents CTI in certain international markets, primarily Europe and the Middle East. CTI sells to customers in all other geographic markets. CTI’s and CTSAS’s business operations constitute the majority, based on revenues and assets, of the Company’s consolidated business operations.

CSP manufactures on a subcontractor basis and sells specialty chemical products to the pharmaceutical, medical products, defense and other markets. CSP’s operations are located in Bound Brook, New Jersey.

CRI previously owned land located in Colorado Springs, Colorado. The land was transferred in connection with a 2013 legal settlement and therefore, this subsidiary no longer has any activity.

CTS provides its customers with battlefield effects simulation products.

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

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$4,690	$4,406
Work-in-process	1,795	1,809
Finished goods	1,346	1,313
	$7,831	$7,528

5.	CREDIT LINE AND NOTES PAYABLE

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

Pursuant to the terms of the Monroe Credit Agreement, the Company must maintain: (i) a fixed charge coverage ratio of 1.25 to 1.00; (ii) a senior debt to EBITDA ratio initially of 4.50 to 1.00, decreasing to 1.50 to 1.00 over the term of the loans; and (iii) a twelve month trailing EBITDA, measured quarterly, with the amounts ranging from $4,750,000, increasing up to $7.0 million over the term of the loans. The Company was in compliance with the financial covenants related to these loans as of June 30, 2016.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

In connection with the execution of the Monroe Credit Agreement, the Company issued 10 shares of Series D convertible preferred stock (the “Series D Convertible Preferred Stock”).  Each share of Series D Convertible Preferred Stock may be converted at any time at the option of the holder into a number of shares of common stock initially equal to 752,807.8 shares of common stock (see Note 16). The relative fair value of the Series D Convertible Preferred Stock was approximately $2.8 million which was recorded as debt issuance costs of approximately $0.4 million and debt discount on the Company’s Term A Loan and Delayed Draw Loan of approximately $2.4 million.

The proceeds from the Monroe Credit Agreement were allocated to the various instruments issued based on their relative fair value.

Line of Credit

The Monroe Line of Credit has a maximum borrowing capacity of $5.0 million, bears interest at a rate of the one-month LIBOR plus 9% and expires on May 18, 2020. The Monroe Line of Credit replaced the Company’s previous line of credit with TD Bank N.A. (“TD Bank”). The amount which may be borrowed under the Monroe Line of Credit is dependent mainly on accounts receivable and inventory balances. Under the terms of the Monroe Credit Agreement, the Company is able to borrow under the Monroe Line of Credit in an amount not to exceed the lesser of: (i) $5.0 million and (ii) the sum of 85% of all eligible accounts receivable plus 60% of all eligible inventory. Interest is payable monthly and the Monroe Line of Credit’s interest rate at June 30, 2016 was 10%. This line of credit is subject to various restrictive covenants and collateral guarantees. At June 30, 2016, approximately $0.5 million was outstanding on the Monroe Line of Credit and additional borrowing availability was approximately $4.5 million.

CTSAS has lines of credit, for borrowing against receivables, with a combined maximum borrowing capacity of €750,000 (or approximately $833,000 as of June 30, 2016). There were no outstanding borrowings at June 30, 2016 or December 31, 2015. The lines’ interest rates are variable, based on the 3-month Euro Interbank Offered Rate. The lines are collateralized by primarily CTSAS accounts receivable. The lines have indefinite termination dates but can be renegotiated periodically.

Notes Payable

Outstanding notes payable consist of (all amounts in thousands):

	June 30, 2016	December 31, 2015
Monroe Term A Loan	$16,044	$17,138
Delayed Draw Loan	1,444	1,481
Promissory Note Payable	538	645
Total	18,026	19,264
Less: Unamortized debt discount and unamortized debt issuance costs	(3,359)	(3,783)
Less: Current portion of notes payable, including current portion of unamortized debt discount and current portion of unamortized debt issuance costs	(610)	(274)
Notes payable, net of current portion	$14,057	$15,207

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

On July 29, 2010, a subordinated term loan of $8.5 million (the “Subordinated Term Loan”) was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest was being accrued in kind monthly at a rate of 11% per annum. No principal payments were required until maturity. The Subordinated Term Loan was convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan was converted to the Company’s common stock. The Company previously determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP. Simultaneous with the issuance of the Subordinated Term Loan during 2010, the Company issued warrants to repay certain costs of obtaining the convertible notes. These warrants allowed the holder to purchase 160,000 shares of common stock at $1.50 per share through July 19, 2018. A portion of the $8.5 million gross proceeds from the issuance of the loan was allocated to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants was recorded as a debt discount and an increase to additional paid-in capital. The warrants’ fair value was increased in 2012 due to (i) a decrease in the exercise price of the warrants and (ii) an extension of the term of the warrants. The warrants were amended again during 2013 in connection with the Senior Amendment described above. An additional amount was added to debt discount and warrant liability during 2013 relating to (i) another decrease in the exercise price of the warrants to $0.01, (ii) an extension of the term of the warrants, and (iii) an increase to the number of shares of common stock that may be purchased upon exercise of the warrants to 455,514 shares. The debt discount was being amortized to interest expense using the effective interest method over the life of the convertible notes which had a maturity date of June 30, 2016. As a result of the amendment to the warrants in 2013, the warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability. The warrant liability relating to the 455,514 shares of common stock which may be purchased upon exercise of the warrants is approximately $31,000 as of June 30, 2016 (see Note 12).

The Company’s Senior Debt and Subordinated Term Loan were refinanced on May 18, 2015.

Upon the consummation of the Monroe Credit Agreement, the Company paid in full all amounts due under (i) the Amended and Restated Revolving Credit and Term Loan Agreement, dated July 29, 2010, as amended (the “Senior Credit Agreement”), by and among the Company, CTI, certain of the Company’s other subsidiaries and TD Bank, as administrative agent and lender, (ii) the Subordinated Term Loan, dated July 29, 2010, as amended (the “Subordinated Loan Agreement”), by and among the Company, CTI, certain of the Company’s other subsidiaries, Granite Creek Flexcap I, L.P., Patriot Capital II, L.P. and Granite Creek Partners Agent, L.L.C., as administrative agent, and (iii) the amended and restated promissory note, dated November 19, 2013, as amended, previously issued by the Company to JFC Technologies, LLC (the “Amended JFC Note”) (see Note 9), such that each of the Senior Credit Agreement, the Subordinated Loan Agreement and the Amended JFC Note was paid in full and the Company has no further financial obligations thereunder. At the time of the refinancing, the Company expensed the remaining unamortized issuance costs relating to the previous Senior Debt and Subordinated Term Loan.

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

On November 19, 2013, the Company entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with US VC Partners, L.P. (the “Series A Investor”) for the purchase by the Investor of 123,077 units of securities of the Company for an aggregate purchase price of $4.0 million (or $32.50 per unit). Each security issued is composed of: 1) one share of Series A Convertible Preferred Stock of the Company, at a par value of $0.001 per share (the “Series A Preferred Stock”); 2) one common stock warrant ( the “Common Warrant”); and 3) one preferred stock warrant (the “Preferred Warrant”).

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

The requisite holders of the Series A Preferred Stock will have the right to cause the Company to redeem, out of funds legally available, all but not less than all of the then outstanding shares of Series A Preferred Stock, for a price per share equal to the Series A Liquidation Value of such shares, from and after the fifth anniversary of the closing date of the Series A Purchase Agreement. Additionally, the Company will have the right to redeem all of the outstanding shares of Series A Preferred Stock from and after the eighth anniversary of the closing date of the Series A Purchase Agreement at a redemption price equal to the Series A Liquidation Value. As a result of the redemption provisions, the Series A Preferred Stock has been classified outside of permanent equity.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

As of June 30, 2016 and December 31, 2015, respectively, warrants to purchase 455,514 shares of the Company’s common stock were outstanding (see Note 12). These warrants are not indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability.

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

Warrants to purchase the Company’s common stock were outstanding as follows as of June 30, 2016:

Warrant Holder	Number of Shares Under Warrant	Number of Shares Exercisable Under Warrant	Exercise Price	Expiration Date
Granite Creek FlexCap I, L.P. (“Granite”)	267,950	267,950	$0.01	November 19, 2023
Patriot Capital II, L.P. (“Patriot”)	187,564	187,564	$0.01	November 19, 2023
Dragonfly Capital Partners, LLC (“Dragonfly”)	1,003,744	1,003,744	$0.05	May 18, 2020

The fair value as of June 30, 2016 of the Granite and Patriot Warrants is estimated using the Black-Scholes pricing model with the following inputs:

Granite and Patriot Warrants
Stock price of underlying equity	$0.07
Exercise price	$0.01
Expected term (years)	7.4
Risk-free interest rate	1.4%
Estimated dividend yield	None
Volatility	172.4%

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The change in the fair value of the warrants liability during the six months ended June 30, 2016 is as follows (amounts in thousands):

Granite and Patriot Warrants (see Note 12)
Warrant liability at December 31, 2015	$54
Change in fair value of warrants	(23)
Warrant liability at June 30, 2016	$31

8.	INCOME TAXES

During the three and six months ended June 30, 2016, the Company incurred tax expense of approximately $58,000 and $94,000, respectively, on foreign income generated by the Company’s CTSAS subsidiary. During the three and six months ended June 30, 2015, the Company recorded a tax benefit of approximately $6,000 and tax expense of approximately $79,000, respectively, on foreign income generated by the Company’s CTSAS subsidiary. The remaining income tax expense reflected for both the three and six months ended June 30, 2016 and 2015, respectively, reflects tax expense on U.S. income generated. Due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized, the Company has a valuation allowance of approximately $12.2 million as of June 30, 2016 against its U.S. deferred tax asset, which was generated primarily as a result of foreign tax credits and net operating losses.

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

Bayonet Capital Fund I, LLC, Brook Industrial Park, LLC and JFC are controlled by James Schleck. On July 30, 2014, 100 units of securities of the Company (the “Units”) were issued to Bayonet Capital Fund I, LLC (see Note 6), with each Unit comprising (1) one share of Series B Preferred Stock and (2) one share of Series C Preferred Stock.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

10.	NET INCOME PER COMMON SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Numerator (in thousands):
Net income	$791	$2,053	$1,270	$1,986
Less: Series A convertible preferred stock dividends	(158)	(141)	(312)	(276)
Less: Series C preferred stock dividends	(73)	(65)	(144)	(127)
Income available to common stockholders - basic	$560	$1,847	$814	$1,583
Effect of dilutive securities:
Less: Change in fair value of warrant liability for dilutive warrants (income) expense	(10)	(15)	(23)	5
Add: Convertible related party promissory note	0	16	0	45
Add: Series A convertible preferred stock dividends	158	141	312	276
Income available to common stockholders - diluted	$708	$1,989	$1,103	$1,909

Denominator:
Weighted average shares outstanding - basic	21,400,244	21,400,244	21,400,244	21,400,244
Weighted average effect of dilutive common equivalent shares:
Warrants	782,904	608,274	824,491	506,553
Assumed conversion of Series B convertible preferred stock	35,713,147	35,713,147	35,713,147	35,713,147
Assumed conversion of Series D convertible preferred stock	7,528,078	3,474,498	7,528,078	1,746,847
Convertible related party promissory note	0	3,860,143	0	5,579,612
Assumed conversion of Series A convertible preferred stock	39,882,454	35,423,648	39,882,454	35,423,648
Options	3,668	0	6,517	0
Weighted average common shares outstanding - diluted	105,310,495	100,479,954	105,354,931	100,370,051

Earnings per common share:
Basic	$0.03	$0.09	$0.04	$0.07
Diluted	$0.01	$0.02	$0.01	$0.02

The following potentially dilutive common share equivalents were excluded from the calculation of diluted earnings per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options	10,455,322	10,547,322	10,455,322	10,547,322
Series A convertible preferred stock	0	0	0	33,401,765
Convertible debt	0	2,666,667	0	2,666,667
Warrants	0	0	0	455,514

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

11.	COMMITMENTS AND CONTINGENCIES

Legal

From time to time and in the ordinary course of business, the company may be subject to various claims, charges, and litigation. At June 30, 2016 and December 31, 2015, the company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

Level 1	Quoted prices for identical assets or liabilities in active markets to which the Company has access at the measurement date.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3	Unobservable inputs for the asset or liability.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at June 30, 2016 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Warrants (see Note 7) (1)	0	0	(31)	(31)
	$0	$0	$(31)	$(31)

(1)	The Company has classified its warrant liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model.

The tables below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (all amounts in thousands):

	June 30, 2016	December 31, 2015
Warrants liability:
Balance at the beginning of period	$54	$25
Change in fair value of warrants	(23)	29
Balance at the end of period	$31	$54

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended June 30, 2016, none of the Company’s assets or liabilities were remeasured at fair value on a nonrecurring basis and no assets were identified as impaired as of June 30, 2016.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands) :

	Six Months Ended June 30
	2016	2015
Interest	$985	$456
Income taxes	75	510

Non-Cash Investing and Financing Activities (all amounts in thousands) :

	Six Months Ended June 30,
	2016	2015
Series A Convertible Preferred stock accrued dividend	$312	$276
Series C Preferred stock accrued dividend	144	127

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

14.	SUBSEQUENT EVENTS

Pursuant to the terms of the Monroe Credit Agreement, the Company expects to make an excess cash payment of approximately $0.7 million on or before August 18, 2016, which will reduce the principal of the Company’s Term A Loan. The excess cash payment is calculated based on the definition of excess cash flow under the Monroe Credit Agreement.

15.	NEW ACCOUNTING PRONOUNCEMENTS

The following are recent accounting pronouncements that have affected the Company’s consolidated financial statements or may affect the Company’s consolidated financial statements in the future.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The purpose of the update is to simplify several areas of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-09 on the Company’s financial position and results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The guidance clarifies that entities are not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract. ASU 2016-10 also addresses how to determine whether promised goods or services are separately identifiable and permits entities to make a policy election to treat shipping and handling costs as fulfillment activities. In addition, it clarifies key provisions in Topic 606 related to licensing. ASU 2016-10 is effective for annual reporting periods after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The Company is currently evaluating the impact, if any, of adopting ASU 2016-10 on the Company’s financial position and results of operations.

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

Company Overview

Our primary focus is producing specialty chemicals and related products and sub-contract manufacturing of components for use in the pharmaceutical and medical products markets. We manufacture chemical light, reflective and battlefield effects simulator products

We sell our products into the law enforcement, commercial public safety and other markets. We provide specialty chemical products to the pharmaceutical, medical products, defense and other markets. We primarily sell to the U.S. military and other militaries, and to major pharmaceutical and medical device companies throughout the world.

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

Material Changes in Results of Operations – Three and Six Months Ended June 30, 2016 versus the Three and Six Months Ended June 30, 2015

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue ($ in millions)	2016	2015	2016	2015

Chemical Light	$5.1	$5.0	$10.6	$9.3
Ammunition	2.0	1.5	3.1	1.7
Training and Simulation	0.1	0.1	0.1	0.2
Specialty Products	3.4	3.3	6.1	5.7
Total	$10.6	$9.9	$19.9	$16.9

During the first half of 2016, Chemical Light revenues increased over the first half of 2015 primarily as a result of higher sales to our largest customer LC Industries for distribution to the U.S. Military, and also from higher commercial sales in the U.S. Ammunition revenues were higher during 2016 than the corresponding prior year periods as sales for military training rounds utilizing our technology resumed during February of 2015. Training and Simulation revenues for the first half of 2016, which are generated from CTS devices being purchased, were approximately $0.1 million compared to Training and Simulation revenue for the six months ended June 30, 2015 of approximately $0.2 million. Specialty Products revenue during both the first quarter and the second quarter of 2016 increased over the first and second quarters of 2015, primarily as a result of an increase in product sales.

Cost of goods sold increased to approximately $5.7 million for the second quarter of 2016 compared to approximately $5.3 million for the second quarter of 2015 as a result of the higher revenue levels during the second quarter of 2016. The gross profit margin for the second quarter of 2016 was approximately 46.4 % compared to gross profit margin of approximately 46.3% for the second quarter of 2015. Cost of goods sold increased to approximately $10.2 million for the six months ended June 30, 2016 compared to approximately $9.1 million for the six months ended June 30, 2015 as a result of the higher revenue levels during 2016. The gross profit margin for the six months ended June 30, 2016 was approximately 48.6% versus 45.8% for the six months ended June 30, 2015. This increase compared to both corresponding prior year periods was largely attributable to favorable product mix changes, including a reduction in materials costs, and higher-margin specialty product sales during 2016.

Sales and marketing expenses for the three and six months ended June 30, 2016 were approximately $0.6 million and $1.2 million, respectively, versus approximately $0.6 million and $1.1 million, respectively, for the corresponding prior year periods. The increase of approximately $0.1 million for the six months ended June 30, 2016 was attributable to an increase in marketing efforts during 2016, primarily attending trade shows and an increased focus on online advertising.

General and administrative expenses for the three and six months ended June 30, 2016 were approximately $2.0 million and $4.2 million, respectively, versus approximately $1.9 million and $3.5 million, respectively, for the corresponding prior year periods. The increase was due to a combination of factors including: increased compensation expense for additional personnel including bonuses being accrued in 2016; higher consulting fees for taxes and other financial matters; and other increases in items such as audit and various other corporate-related expenses and fees.

Research and development expenses for the three and six months ended June 30, 2016 were approximately $0.3 million and $0.7 million, respectively, compared to approximately $0.3 million and $0.6 million, respectively, for the corresponding prior year periods. The increase in the six month period was the result of additional research and development initiatives during 2016 as compared to 2015.

During the three and six months ended June 30, 2016, we recorded tax expense of approximately $58,000 and $94,000, respectively, on foreign income generated by our CTSAS subsidiary. During the three and six months ended June 30, 2015, we recorded a tax benefit of approximately $6,000 and tax expense of approximately $79,000, respectively, on foreign income generated by our CTSAS subsidiary. The remaining income tax expense reflected for both the three and six months ended June 30, 2016 and 2015, respectively, reflects tax expense on U.S. income generated. We have a valuation allowance against our U.S. deferred tax asset due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized.

Material Changes in Financial Condition – June 30, 2016 versus December 31, 2015

Cash was approximately $1.3 million at June 30, 2016, representing a slight decrease of approximately $0.2 million from December 31, 2015. From December 31, 2015 to June 30, 2016, combined accounts payable and accrued liabilities decreased by approximately $0.4 million; accounts receivable increased by approximately $0.2 million; and inventories increased by approximately $0.3 million.

Our accounts receivables increased by approximately $0.2 million at June 30, 2016 compared to December 31, 2015 due to timing differences of customer payments. Our receivables are generally collected within 30 days, thus revenues recorded in the 30-day period preceding the measurement date significantly influence the reported balances.

Accounts payable and accrued expenses combined were approximately $4.4 million at June 30, 2016 versus approximately $4.8 million at December 31, 2015, a decrease of approximately $0.4 million. Payments during 2016 on amounts accrued for at the end of 2015, such as the 2015 accrued performance bonus amounts paid during the first quarter of 2016, accounted for most of this decrease. This large decrease in accrued expenses was offset by an increase in accounts payable to approximately $1.6 million at June 30, 2016 from approximately $0.9 million at December 31, 2015, which relates to the timing of recurring operational-related payables. Our line of credit, used to meet temporary working capital needs, was approximately $0.5 million at June 30, 2016 and approximately $1.0 million at December 31, 2015.

The current portion of notes payable, net of the current portion of unamortized debt discount and unamortized debt issuance costs, was approximately $0.6 million at June 30, 2016 compared to approximately $0.3 million at December 31, 2015. In accordance with ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), we now present debt issuance costs as a direct deduction from the carrying amount of that debt liability, the same way debt discounts have historically been handled. ASU 2015-03 did not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance was effective for us as of January 1, 2016, and reduced total assets and total long-term debt on our condensed consolidated balance sheets by amounts classified as deferred debt issuance costs relating to our secured term loan and our delayed draw term loan, but did not have any other effect on our condensed consolidated financial statements when adopted in 2016.

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

Under the terms of the Monroe Credit Agreement, the Company is able to borrow under the Monroe Line of Credit in an amount not to exceed the lesser of: (i) $5.0 million; and (ii) the sum of 85% of all eligible accounts receivable plus 60% of all eligible inventory. Additionally, while the loans are outstanding we must maintain: (a) a fixed charge coverage ratio of 1.25 to 1.00; (b) a senior debt to EBITDA ratio initially of 4.50 to 1.00, decreasing to 1.50 to 1.00 over the term of the loans; and (c) a twelve month trailing EBITDA, measured quarterly, with the amounts ranging from $4,750,000, increasing up to $7.0 million over the term of the loans.

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

As of June 30, 2016 and December 31, 2015, we had approximately $1.3 million and $1.5 million, respectively, of cash on hand. The major sources and uses of cash during 2016 were all in the normal course of business. Our availability under our revolving credit facility was approximately $4.5 million at June 30, 2016 and approximately $4.0 million at December 31, 2015.

Capital expenditures and payments for intangibles were approximately $0.3 million for the six months ended June 30, 2016 and approximately $0.6 million for the three months ended June 30, 2015. We expect to fund capital expenditures for the remainder of 2016 from existing cash and operating cash flows.

We were in compliance with our financial covenants relating to our loans as of June 30, 2016. We expect to meet our financial covenants for 2016 and we also expect that cash provided by the business will be adequate to meet our planned needs.

Pursuant to the terms of the Monroe Credit Agreement, we made excess cash payments of approximately $0.3 million on February 19, 2016, $0.5 million on May 10, 2016, and approximately $0.7 million will be paid on or before August 18, 2016, which all reduce the principal of our Term A Loan. The excess cash payment is calculated based on the definition of excess cash flow under the Monroe Credit Agreement and is related to favorable financial performance, primarily relating to cash flow generation.

We did not pay a dividend in 2016 and we do not have plans to pay a common dividend in the future. We are accruing dividends in connection with the Series A Convertible Preferred Stock issued on November 19, 2013, and we are accruing dividends in connection with the Series C Preferred Stock issued on July 30, 2014.

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

Warrants Liability

We use fair values as determined by significant unobservable inputs. These estimated values are significant inputs into the Black Scholes pricing model used to calculate the estimated fair value of warrants potentially settleable in cash, which are recorded as warrants liability. The estimated fair value of the common warrants are determined at each balance sheet date and the change in the estimated fair value of the warrants is reflected within our statements of comprehensive income.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement  with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of June 30, 2016 or December 31, 2015.

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

Recent Accounting Pronouncements

The following are recent accounting pronouncements that have affected our consolidated financial statements or may affect our consolidated financial statements in the future.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The purpose of the update is to simplify several areas of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-09 on our financial position and results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The guidance clarifies that entities are not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract. ASU 2016-10 also addresses how to determine whether promised goods or services are separately identifiable and permits entities to make a policy election to treat shipping and handling costs as fulfillment activities. In addition, it clarifies key provisions in Topic 606 related to licensing. ASU 2016-10 is effective for annual reporting periods after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The Company is currently evaluating the impact, if any, of adopting ASU 2016-10 on our financial position and results of operations.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Operating Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Operating Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Cyalume Technologies Holdings, Inc.

Date: August 10, 2016	By:	/s/ Zivi Nedivi

Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2016	By:	/s/ Dale Baker

Dale Baker, Chief Operating Officer
(Principal Financial Officer)

