Form 10-Q
period 2016-09-30
Cyalume Technologies Holdings, Inc.
filed 2016-11-10
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 9, 2016, there were outstanding 21,400,244 shares of the registrant’s Common Stock, par value $.001 per share.

Cyalume Technologies Holdings, Inc.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)	4

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity for the Nine Months Ended September 30, 2016 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		28

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$3,739	$1,526
Accounts receivable, net of allowance for doubtful accounts of $12 and $5, respectively	3,535	4,299
Inventories, net	8,053	7,528
Income taxes refundable	111	442
Prepaid expenses and other current assets	1,372	1,388
Total current assets	16,810	15,183

Property, plant and equipment, net	6,779	6,795
Goodwill	7,992	7,992
Other intangible assets, net	5,154	5,691
Total assets	$36,735	$35,661
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$0	$1,000
Current portion of notes payable	837	274
Accounts payable	1,480	947
Accrued expenses	3,650	3,858
Deferred revenue and deferred rent	57	125
Income taxes payable	274	327
Warrants liability	31	54
Total current liabilities	6,329	6,585

Notes payable, net of current portion	13,007	15,207
Deferred income taxes	577	567
Asset retirement obligation	223	214
Other noncurrent liabilities	83	81
Total liabilities	20,219	22,654

Commitments and contingencies (Note 11)

Series C preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	2,586	2,367
Series D convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 10 shares issued and outstanding	2,751	2,751
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 123,097 shares issued and outstanding	5,615	5,137

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	1,401	1,401
Common stock, $0.001 par value; 150,000,000 shares authorized; 21,400,244 shares issued and outstanding	21	21
Additional paid-in capital	102,175	102,624
Accumulated deficit	(97,133)	(100,315)
Accumulated other comprehensive loss	(900)	(979)
Total stockholders’ equity	5,564	2,752
Total liabilities and stockholders' equity	$36,735	$35,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except shares and per share information)

(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues	$11,882	$10,541	$31,734	$27,399
Cost of revenues	5,248	5,286	15,449	14,416
Gross profit	6,634	5,255	16,285	12,983

Other expenses (income):
Sales and marketing	751	559	1,929	1,667
General and administrative	2,330	2,049	6,508	5,535
Research and development	378	287	1,105	886
Interest expense, net	700	840	2,175	2,200
Interest expense – related party	0	0	0	100
Amortization of intangible assets	240	238	724	715
Legal settlement	0	0	0	(1,381)
Change in warrant liability fair value	0	(12)	(23)	(7)
Other expenses, net	(7)	(12)	16	(143)
Total other expenses, net	4,392	3,949	12,434	9,572

Income before income taxes	2,242	1,306	3,851	3,411
Provision for income taxes	330	162	669	281
Net income	1,912	1,144	3,182	3,130

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	30	36	79	(232)
Other comprehensive income (loss)	30	36	79	(232)
Comprehensive income	$1,942	$1,180	$3,261	$2,898

Net income	$1,912	$1,144	$3,182	$3,130
Series A convertible preferred stock dividends	(165)	(146)	(478)	(422)
Series C preferred stock dividends	(76)	(67)	(219)	(194)
Net income available to common stockholders - basic	$1,671	$931	$2,485	$2,514
Series A convertible preferred stock dividends	165	146	478	422
Change in fair value of warrant liability	0	(12)	(23)	(7)
Convertible related party promissory note	0	0	0	45
Net income available to common stockholders - diluted	$1,836	$1,065	$2,940	$2,974

Earnings per common share:
Basic	$0.08	$0.04	$0.12	$0.12
Diluted	$0.02	$0.01	$0.03	$0.03
Weighted average shares used to compute earnings per common share:
Basic	21,400,244	21,400,244	21,400,244	21,400,244
Diluted	106,284,130	101,875,913	106,484,818	101,579,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Preferred Stock and Stockholders' Equity

(in thousands, except shares)

(Unaudited)

	Series A Convertible Preferred Stock		Series C Preferred Stock		Series D Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2015	123,097	$5,137	1,000	$2,367	10	$2,751	1,000	$1,401	21,400,244	$21	$102,624	$(100,315)	$(979)	$2,752

Dividends accrued on Series A and Series C preferred stock	0	478	0	219	0	0	0	0	0	0	(697)	0	0	(697)
Share-based compensation	0	0	0	0	0	0	0	0	0	0	248	0	0	248
Net income	0	0	0	0	0	0	0	0	0	0	0	3,182	0	3,182
Other comprehensive income	0	0	0	0	0	0	0	0	0	0	0	0	79	79
Balance at September 30, 2016	123,097	$5,615	1,000	$2,586	10	$2,751	1,000	$1,401	21,400,244	$21	$102,175	$(97,133)	$(900)	$5,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,182	$3,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	661	933
Amortization of intangible assets, debt issuance costs and debt discount	1,464	1,423
Non-cash interest expense	0	414
Share-based compensation expense	248	302
Change in fair value of derivatives	0	(29)
Change in fair value of warrant liability	(23)	(7)
Loss on disposal of property, plant and equipment	30	0
Legal settlement	0	(1,381)
Other non-cash expenses	36	7
Changes in operating assets and liabilities:
Accounts receivable	767	(149)
Inventories	(495)	(207)
Prepaid expenses and other current assets	(240)	(521)
Restricted cash	153	0
Accounts payable and accrued liabilities	307	(278)
Accrued interest on note payable to related party	0	(504)
Deferred revenue and deferred rent	(68)	(1)
Income taxes payable	281	(377)
Net cash provided by operating activities	6,303	2,755

Cash flows from investing activities:
Purchases of long-lived assets	(640)	(778)
Payments for intangibles	(163)	(109)
Net cash used in investing activities	(803)	(887)

Cash flows from financing activities:
(Repayments on) proceeds from TD Bank line of credit, net	0	(2,050)
Principal repayments on CTI long term notes payable	0	(15,880)
Borrowings (repayments) on Monroe line of credit, net	(1,000)	2,000
Borrowings (repayments) on Monroe long term notes payable, net	(2,061)	19,266
Repayment of related party note payable	0	(2,100)
Principal payments on capital lease obligations	0	(7)
Payment in connection with legal settlement agreement	(215)	(1,615)
Payment of debt issuance and deferred financing costs	0	(2,118)
Net cash used in financing activities	(3,276)	(2,504)

Effect of exchange rate changes on cash	(11)	(91)
Net increase (decrease) in cash	2,213	(727)
Cash, beginning of period	1,526	2,358
Cash, end of period	$3,739	$1,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results from operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016. The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 7, 2016.

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

4.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$4,813	$4,406
Work-in-process	1,943	1,809
Finished goods	1,297	1,313
	$8,053	$7,528

5.	CREDIT LINE AND NOTES PAYABLE

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

Pursuant to the terms of the Monroe Credit Agreement, the Company must maintain: (i) a fixed charge coverage ratio of 1.25 to 1.00; (ii) a senior debt to EBITDA ratio initially of 4.50 to 1.00, decreasing to 1.50 to 1.00 over the term of the loans; and (iii) a twelve month trailing EBITDA, measured quarterly, with the amounts ranging from $4,750,000, increasing up to $7.0 million over the term of the loans. The Company was in compliance with the financial covenants related to these loans as of September 30, 2016.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

In connection with the execution of the Monroe Credit Agreement, the Company issued 10 shares of Series D convertible preferred stock (the “Series D Convertible Preferred Stock”).  Each share of Series D Convertible Preferred Stock may be converted at any time at the option of the holder into a number of shares of common stock initially equal to 752,807.8 shares of common stock (see Note 6). The relative fair value of the Series D Convertible Preferred Stock was approximately $2.8 million which was recorded as debt issuance costs of approximately $0.4 million and debt discount on the Company’s Term A Loan and Delayed Draw Loan of approximately $2.4 million.

The proceeds from the Monroe Credit Agreement were allocated to the various instruments issued based on their relative fair value.

Line of Credit

The Monroe Line of Credit has a maximum borrowing capacity of $5.0 million, bears interest at a rate of the one-month LIBOR plus 9% and expires on May 18, 2020. The Monroe Line of Credit replaced the Company’s previous line of credit with TD Bank N.A. (“TD Bank”). The amount which may be borrowed under the Monroe Line of Credit is dependent mainly on accounts receivable and inventory balances. Under the terms of the Monroe Credit Agreement, the Company is able to borrow under the Monroe Line of Credit in an amount not to exceed the lesser of: (i) $5.0 million and (ii) the sum of 85% of all eligible accounts receivable plus 60% of all eligible inventory. Interest is payable monthly and the Monroe Line of Credit’s interest rate at September 30, 2016 was 10%. This line of credit is subject to various restrictive covenants and collateral guarantees. At September 30, 2016, there were no outstanding borrowings on the Monroe Line of Credit and availability under the Company’s revolving credit facility was approximately $4.8 million.

CTSAS has lines of credit, for borrowing against receivables, with a combined maximum borrowing capacity of €750,000 (or approximately $841,000 as of September 30, 2016). There were no outstanding borrowings at September 30, 2016 or December 31, 2015. The lines’ interest rates are variable, based on the 3-month Euro Interbank Offered Rate. The lines are collateralized primarily by CTSAS accounts receivable. The lines have indefinite termination dates but can be renegotiated periodically.

Notes Payable

Outstanding notes payable consist of (all amounts in thousands):

	September 30, 2016	December 31, 2015
Monroe Term A Loan	$15,190	$17,138
Delayed Draw Loan	1,368	1,481
Promissory Note Payable	430	645
Total	16,988	19,264
Less: Unamortized debt discount and unamortized debt issuance costs	(3,144)	(3,783)
Less: Current portion of notes payable, including current portion of unamortized debt discount and current portion of unamortized debt issuance costs	(837)	(274)
Notes payable, net of current portion	$13,007	$15,207

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

On July 29, 2010, a subordinated term loan of $8.5 million (the “Subordinated Term Loan”) was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest was being accrued in kind monthly at a rate of 11% per annum. No principal payments were required until maturity. The Subordinated Term Loan was convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan was converted to the Company’s common stock. The Company previously determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP. Simultaneous with the issuance of the Subordinated Term Loan during 2010, the Company issued warrants to repay certain costs of obtaining the convertible notes. These warrants allowed the holder to purchase 160,000 shares of common stock at $1.50 per share through July 19, 2018. A portion of the $8.5 million gross proceeds from the issuance of the loan was allocated to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants was recorded as a debt discount and an increase to additional paid-in capital. The warrants’ fair value was increased in 2012 due to (i) a decrease in the exercise price of the warrants and (ii) an extension of the term of the warrants. The warrants were amended again during 2013 in connection with the Senior Amendment described above. An additional amount was added to debt discount and warrant liability during 2013 relating to (i) another decrease in the exercise price of the warrants to $0.01, (ii) an extension of the term of the warrants, and (iii) an increase to the number of shares of common stock that may be purchased upon exercise of the warrants to 455,514 shares. The debt discount was being amortized to interest expense using the effective interest method over the life of the convertible notes which had a maturity date of June 30, 2016. As a result of the amendment to the warrants in 2013, the warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability. The warrant liability relating to the 455,514 shares of common stock which may be purchased upon exercise of the warrants is approximately $31,000 as of September 30, 2016 (see Note 12).

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

On November 19, 2013, the Company entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with US VC Partners, L.P. (the “Series A Investor”) for the purchase by the Series A Investor of 123,077 units of securities of the Company for an aggregate purchase price of $4.0 million (or $32.50 per unit). Each security issued is composed of: 1) one share of Series A Convertible Preferred Stock of the Company, at a par value of $0.001 per share (the “Series A Preferred Stock”); 2) one common stock warrant ( the “Common Warrant”); and 3) one preferred stock warrant (the “Preferred Warrant”).

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Series D Convertible Preferred Stock

In connection with the execution of the Monroe Credit Agreement, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Monroe Capital Corporation, Monroe Capital Senior Secured Direct Loan Fund LP, Monroe Capital Senior Secured Direct Loan Fund (Unleveraged) LP and Monroe Capital Partners Fund II, LP. Pursuant to the Subscription Agreement, the Company issued 10 shares of Series D Convertible Preferred Stock.  Each share of Series D Convertible Preferred Stock may be converted at any time at the option of the holder into a number of shares of common stock initially equal to 752,807.8 shares of common stock. The Series D Convertible Preferred Stock has a mandatory conversion date on the tenth anniversary of the issuance date. The Series D Convertible Preferred Stock will automatically, without any action on the part of the holder thereof, be converted into that number of fully paid and nonassessable shares of the Company’s common stock equal to the conversion number at the time in effect. The Series D Convertible Preferred Stock ranks senior to the Company’s Series A Preferred Stock and the Company’s Series B Preferred Stock. The Company’s Series C Preferred Stock ranks senior to the Series D Convertible Preferred Stock. The shares of Series D Preferred Stock have the rights and preferences set forth in the Certificate of Designation of Series D Convertible Preferred Stock (the “Series D Certificate of Designation”).

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

As of September 30, 2016 and December 31, 2015, warrants to purchase 455,514 shares of the Company’s common stock were outstanding (see Note 12). These warrants are not indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability.

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

Warrants to purchase the Company’s common stock were outstanding as follows as of September 30, 2016:

Warrant Holder	Number of Shares Under Warrant	Number of Shares Exercisable Under Warrant	Exercise Price	Expiration Date
Granite Creek FlexCap I, L.P. (“Granite”)	267,950	267,950	$0.01	November 19, 2023
Patriot Capital II, L.P. (“Patriot”)	187,564	187,564	$0.01	November 19, 2023
Dragonfly Capital Partners, LLC (“Dragonfly”)	1,003,744	1,003,744	$0.05	May 18, 2020

The fair value as of September 30, 2016 of the Granite and Patriot Warrants is estimated using the Black-Scholes pricing model with the following inputs:

Granite and Patriot Warrants
Stock price of underlying equity	$0.07
Exercise price	$0.01
Expected term (years)	7.1
Risk-free interest rate	1.5%
Estimated dividend yield	None
Volatility	172.7%

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The change in the fair value of the warrants liability during the nine months ended September 30, 2016 is as follows (amounts in thousands):

Granite and Patriot Warrants (see Note 12)
Warrant liability at December 31, 2015	$54
Change in fair value of warrants	(23)
Warrant liability at September 30, 2016	$31

8.	INCOME TAXES

During the three and nine months ended September 30, 2016, the Company incurred tax expense of approximately $71,000 and $165,000, respectively, on foreign income generated by the Company’s CTSAS subsidiary. During the three and nine months ended September 30, 2015, the Company recorded a tax benefit of approximately $132,000 and tax expense of approximately $211,000, respectively, on foreign income generated by the Company’s CTSAS subsidiary. The remaining income tax expense reflected for both the three and nine months ended September 30, 2016 and 2015 reflects tax expense on U.S. income generated. Due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized, the Company has a valuation allowance of approximately $12.2 million as of September 30, 2016 against its U.S. deferred tax asset, which was generated primarily as a result of foreign tax credits and net operating losses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Numerator (in thousands):
Net income	$1,912	$1,144	$3,182	$3,130
Less: Series A convertible preferred stock dividends	(165)	(146)	(478)	(422)
Less: Series C preferred stock dividends	(76)	(67)	(219)	(194)
Income available to common stockholders - basic	$1,671	$931	$2,485	$2,514
Effect of dilutive securities:
Less: Change in fair value of warrant liability for dilutive warrants (income) expense	0	(12)	(23)	(7)
Add: Convertible related party promissory note	0	0	0	45
Add: Series A convertible preferred stock dividends	165	146	478	422
Income available to common stockholders - diluted	$1,836	$1,065	$2,940	$2,974

Denominator:
Weighted average shares outstanding - basic	21,400,244	21,400,244	21,400,244	21,400,244
Weighted average effect of dilutive common equivalent shares:
Warrants	553,959	744,256	753,026	581,133
Assumed conversion of Series B convertible preferred stock	35,713,147	35,713,147	35,713,147	35,713,147
Assumed conversion of Series D convertible preferred stock	7,528,078	7,528,078	7,528,078	3,695,101
Convertible related party promissory note	0	0	0	3,699,303
Assumed conversion of Series A convertible preferred stock	41,088,702	36,490,188	41,088,702	36,490,188
Options	0	0	1,621	0
Weighted average common shares outstanding - diluted	106,284,130	101,875,913	106,484,818	101,579,116

Earnings per common share:
Basic	$0.08	$0.04	$0.12	$0.12
Diluted	$0.02	$0.01	$0.03	$0.03

The following potentially dilutive common share equivalents were excluded from the calculation of diluted earnings per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options	10,500,573	10,505,322	10,450,573	10,505,322

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

11.	COMMITMENTS AND CONTINGENCIES

Legal

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2016 and December 31, 2015, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at September 30, 2016 (all amounts in thousands):

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (all amounts in thousands):

	September 30, 2016	December 31, 2015
Warrants liability:
Balance at the beginning of period	$54	$25
Change in fair value of warrants	(23)	29
Balance at the end of period	$31	$54

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended September 30, 2016, none of the Company’s assets or liabilities were remeasured at fair value on a nonrecurring basis and no assets were identified as impaired as of September 30, 2016.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands) :

	Nine Months Ended September 30
	2016	2015
Interest	$1,441	$1,019
Income taxes	388	655

Non-Cash Investing and Financing Activities (all amounts in thousands) :

	Nine Months Ended September 30,
	2016	2015
Series A Convertible Preferred stock accrued dividend	$478	$422
Series C Preferred stock accrued dividend	219	194
Issuance of Series D Convertible Preferred stock in connection with debt refinancing	0	2,751
Relative fair value of warrant issued in connection with debt refinancing	0	42

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

14.	SUBSEQUENT EVENTS

Pursuant to the terms of the Monroe Credit Agreement, the Company expects to make an excess cash payment of approximately $1.0 million on or before November 15, 2016, which will reduce the principal of the Company’s Term A Loan. The excess cash payment is calculated based on the definition of excess cash flow under the Monroe Credit Agreement.

15.	NEW ACCOUNTING PRONOUNCEMENTS

The following are recent accounting pronouncements that have affected the Company’s consolidated financial statements or may affect the Company’s consolidated financial statements in the future.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019 and early adoption is not permitted. The Company does not expect the adoption of ASU 2016-01 will have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases   (Topic 842) (“ASU 2016-02”), which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are largely similar to those applied in current lease accounting. This standard will result in extensive qualitative and quantitative disclosure changes. This standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the impact of ASU 2016-02 on its condensed consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The guidance clarifies that entities are not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract. ASU 2016-10 also addresses how to determine whether promised goods or services are separately identifiable and permits entities to make a policy election to treat shipping and handling costs as fulfillment activities. In addition, it clarifies key provisions in Topic 606 related to licensing. ASU 2016-10 is effective for annual reporting periods after December 15, 2017, including interim periods within those fiscal periods. Early adoption is permitted. The Company is currently evaluating the impact, if any, of adopting ASU 2016-10 on the Company’s financial position and results of operations.

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

Material Changes in Results of Operations – Three and Nine Months Ended September 30, 2016 versus the Three and Nine Months Ended September 30, 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue ($ in millions)	2016	2015	2016	2015

Chemical Light	$6.3	$5.5	$16.9	$14.7
Ammunition	2.0	2.1	5.1	3.8
Training and Simulation	0.1	0.1	0.2	0.3
Specialty Products	3.5	2.8	9.5	8.6
Total	$11.9	$10.5	$31.7	$27.4

Chemical Light revenues increased for the three and nine months ended September 30, 2016 primarily as a result of higher sales to our largest customer LC Industries for distribution to the U.S. Military, and also from higher commercial sales in the U.S. Ammunition revenue during the three months ended September 30, 2016 decreased by approximately $0.1 million and increased by approximately $1.3 million for the nine months ended September 30, 2016, as sales for military training rounds utilizing our technology resumed during February of 2015 and continued into 2016. Training and Simulation revenues, which are generated from CTS devices being purchased, remained relatively flat for the three months ended September 30, 2016 compared to the corresponding prior year period. Training and Simulation revenues for the nine months ended September 30, 2016 were approximately $0.2 million compared to Training and Simulation revenue for the nine months ended September 30, 2015 of approximately $0.3 million. Specialty Products revenue during both the three and nine months ended September 30, 2016 increased over the three and nine months of 2015, primarily as a result of an increase in product sales.

Cost of goods sold decreased to approximately $5.2 million for the third quarter of 2016 compared to approximately $5.3 million for the third quarter of 2015. The gross profit margin for the third quarter of 2016 was approximately 55.8% compared to gross profit margin of approximately 49.9% for the third quarter of 2015. Cost of goods sold increased to approximately $15.4 million for the nine months ended September 30, 2016 compared to approximately $14.4 million for the nine months ended September 30, 2015 as a result of the higher revenue levels during 2016. The gross profit margin for the nine months ended September 30, 2016 was approximately 51.3% versus 47.4% for the nine months ended September 30, 2015. This increase compared to both corresponding prior year periods was largely attributable to favorable product mix changes, including a reduction in materials costs, and higher-margin specialty product sales during 2016.

Sales and marketing expenses for the three and nine months ended September 30, 2016 were approximately $0.8 million and $1.9 million, respectively, versus approximately $0.6 million and $1.7 million, respectively, for the corresponding prior year periods. The increase of approximately $0.2 million for the nine months ended September 30, 2016 was attributable to an increase in marketing efforts during 2016, primarily attending trade shows and an increased focus on online advertising.

General and administrative expenses for the three and nine months ended September 30, 2016 were approximately $2.3 million and $6.5 million, respectively, versus approximately $2.0 million and $5.5 million, respectively, for the corresponding prior year periods. The increase was due to a combination of factors including: increased compensation expense for additional personnel, including bonuses, being accrued in 2016; higher consulting fees for taxes and other financial matters; and other increases in items such as audit and various other corporate-related expenses and fees.

Research and development expenses for the three and nine months ended September 30, 2016 were approximately $0.4 million and $1.1 million, respectively, compared to approximately $0.3 million and $0.9 million, respectively, for the corresponding prior year periods. The increase was the result of additional research and development initiatives during 2016 as compared to 2015.

During the three and nine months ended September 30, 2016, we recorded tax expense of approximately $71,000 and $165,000, respectively, on foreign income generated by our CTSAS subsidiary. During the three and nine months ended September 30, 2015, we recorded tax expense of approximately $132,000 and $211,000 respectively, on foreign income generated by our CTSAS subsidiary. The remaining income tax expense reflected for both the three and nine months ended September 30, 2016 and 2015, respectively, reflects tax expense on U.S. income generated. We have a valuation allowance against our U.S. deferred tax asset due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized.

Material Changes in Financial Condition – September 30, 2016 versus December 31, 2015

Cash was approximately $3.7 million at September 30, 2016, representing an increase of approximately $2.2 million from December 31, 2015. From December 31, 2015 to September 30, 2016, combined accounts payable and accrued liabilities increased by approximately $0.3 million, accounts receivable decreased by approximately $0.8 million, and inventories increased by approximately $0.5 million.

Our accounts receivable decreased by approximately $0.8 million at September 30, 2016 compared to December 31, 2015 due to timing differences of customer payments. Our receivables are generally collected within 30 days, thus revenues recorded in the 30-day period preceding the measurement date significantly influence the reported balances.

Accounts payable and accrued expenses combined were approximately $5.1 million at September 30, 2016 versus approximately $4.8 million at December 31, 2015, an increase of approximately $0.3 million. Payments during 2016 on amounts accrued at the end of 2015, such as the 2015 accrued performance bonus amounts paid during the first quarter of 2016, offset additional amounts accrued but not paid yet during 2016. We had a decrease in accrued expenses of approximately $0.2 and an increase in accounts payable to approximately $1.5 million at September 30, 2016 from approximately $0.9 million at December 31, 2015, which relates to the timing of recurring operational-related payables. We did not have a balance outstanding on our line of credit, used to meet temporary working capital needs, at September 30, 2016 compared to approximately $1.0 million outstanding under our line of credit at December 31, 2015.

The current portion of notes payable, net of the current portion of unamortized debt discount and unamortized debt issuance costs, was approximately $0.8 million at September 30, 2016 compared to approximately $0.3 million at December 31, 2015. In accordance with ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), we now present debt issuance costs as a direct deduction from the carrying amount of that debt liability, the same way debt discounts have historically been handled. ASU 2015-03 did not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance was effective for us as of January 1, 2016, and reduced total assets and total long-term debt on our condensed consolidated balance sheets by amounts classified as deferred debt issuance costs relating to our secured term loan and our delayed draw term loan, but did not have any other effect on our condensed consolidated financial statements when adopted in 2016.

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

As of September 30, 2016 and December 31, 2015, we had approximately $3.7 million and $1.5 million, respectively, of cash on hand. The major sources and uses of cash during 2016 were all in the normal course of business. Our availability under our revolving credit facility was approximately $4.8 million at September 30, 2016 and approximately $4.0 million at December 31, 2015.

Capital expenditures and payments for intangibles were approximately $0.8 million for the nine months ended September 30, 2016. We expect to fund capital expenditures for the remainder of 2016 from existing cash and operating cash flows.

We were in compliance with our financial covenants relating to our loans as of September 30, 2016. We expect to meet our financial covenants for the remainder of 2016 and we also expect that cash provided by the business will be adequate to meet our planned needs.

Pursuant to the terms of the Monroe Credit Agreement, we made excess cash payments of approximately $0.3 million on February 19, 2016, $0.5 million on May 10, 2016, $0.6 million on August 16, 2016, and approximately $1.0 million will be paid on or before November 15, 2016, which all reduce the principal of our Term A Loan. The excess cash payment is calculated based on the definition of excess cash flow under the Monroe Credit Agreement and is related to favorable financial performance, primarily relating to cash flow generation.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement  with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of September 30, 2016 or December 31, 2015.

We classify interest on tax deficiencies as interest expense and income tax penalties as other expense.

In September 2015, the IRS completed an audit of our tax return for the year 2013. There were no adjustments to our 2013 tax return. Our tax returns filed for the 2014 and 2015 years are still open for audit. The tax return for 2014 was filed on September 14, 2015 under a filing extension. The tax return for 2015 was filed on September 12, 2016 under a filing extension.

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

In April 2016, the FASB issued ASU 2016-10,  Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The guidance clarifies that entities are not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract. ASU 2016-10 also addresses how to determine whether promised goods or services are separately identifiable and permits entities to make a policy election to treat shipping and handling costs as fulfillment activities. In addition, it clarifies key provisions in Topic 606 related to licensing. ASU 2016-10 is effective for annual reporting periods after December 15, 2017, including interim periods within those fiscal periods. Early adoption is permitted. The Company is currently evaluating the impact, if any, of adopting ASU 2016-10 on our financial position and results of operations.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Cyalume Technologies Holdings, Inc.

Date: November 10, 2016	By:	/s/ Zivi Nedivi

Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Andrea Settembrino

Andrea Settembrino, Chief Financial Officer
(Principal Financial Officer)