Form 10-K
period 2016-12-31
Cyalume Technologies Holdings, Inc.
filed 2017-03-28
CIK 1335293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File Number 000-52247

Cyalume Technologies Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3200738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (15,055,781 shares) based on the last reported sale price of the registrant’s Common Stock on the OTCBB on June 30, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $1,053,905. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 10, 2017, there were outstanding 22,347,549 shares of the registrant’s Common Stock, par value $.001 per share.

CYALUME TECHNOLOGIES HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2016

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

On August 31, 2011, through a wholly-owned subsidiary named Cyalume Specialty Products, Inc. (“CSP”), we acquired substantially all of the assets of JFC Technologies, LLC (“JFC”), a specialty chemical manufacturer. CSP was established as a Delaware corporation on June 15, 2011 and is located in Bound Brook, New Jersey. CSP manufactures on a subcontractor basis and sells specialty chemical products to the pharmaceutical, medical products, defense and other markets and has expertise in our chemical light business.

Our securities are currently quoted on the Over-The-Counter Bulletin Board (symbol: CYLU).

We maintain principal executive offices at 910 SE 17th Street, Suite 300, Fort Lauderdale, Florida 33316. Our telephone number is (954) 315-4939. The various reports we file with the SEC, including annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, and current reports on Form 8-K are available on our website (www.cyalume.com) free of charge. Our website also contains the charters for the Audit, Nominating and Compensation Committees of the Board of Directors as well as our Code of Conduct and Ethics and our Insider Trading Policy. The documents are also available free of charge from our Corporate Assistant Secretary at our executive offices.

Overall Approach

Our primary focus is producing specialty chemicals and related products and sub-contract manufacturing of components for use in the pharmaceutical and medical products markets. The Company sells to the U.S. military and other militaries and to major pharmaceutical and medical device companies throughout the world.

We employ the following strategies to seek to provide for long-term success.

•	Utilizing Patent Protection. We have pursued and expect to continue to pursue patent protection of developed technology and to aggressively defend against violations of our patents.

•	Making Environmentally Friendly and Safe to Use Products. Our products are designed to be effective, safe to use and friendly to the environment. Chemicals used in our chemical light products are non-toxic and phthalate free.

•	Increasing Product Diversification. We intend to continue to diversify into additional products and applications utilizing current technology and technology now under development. Product diversification allows us to present a more complete line of products that meet current and projected user needs, as well as reducing dependence on a relatively small number of products for financial and competitive success.

•	Continually Improving Products and Performance. We are committed to product improvement and rely on a dedicated in-house team of highly experienced engineers and chemists who are complemented on an as needed basis by third-party expertise.

•	Pursuing Strategic Partnering and Acquisitions. We actively seek partners who can help us advance our technologies or introduce products to the market, especially where established partners may help us attain faster market penetration. In addition, we are seeking additional businesses to acquire that will complement our existing products and further strengthen our ability to achieve profitable growth.

Products and Services

We primarily provide products of two general types: those producing chemical light, including training ammunition, and specialty chemicals.

•	Products producing chemical light rely on a chemical reaction known as chemiluminescence. The base product is known as a ’‘light stick’’ and is typically six inches in length. A light stick is a translucent flexible plastic tube that is partly filled with one chemical ingredient and also with a glass container (’‘ampoule’’) that contains a complementary reactive chemical. When the tube is bent enough to break the glass ampoule, the chemicals contained within the plastic tube mix and light is generated. Chemiluminescent products come in varying shapes, sizes and functions and provide light in different colors, intensities and durations. These include:

o	Light sticks that come in lengths ranging from 1.5 inches to 15 inches and having durations for specified light output that range from 5 minutes to 24 hours. Colors emitted include red, blue, white, yellow, green, orange and infrared.
o	Components to training and tactical ammunition that provide day/night marking and illumination capabilities. Day/night marking rounds increase the effectiveness of weapons training by providing a night-time training ability where, in many cases, one did not exist before. Chemical light munitions are preferable to traditional tracer or training rounds for two reasons. Traditional training munitions are pyrotechnic and contain fire-producing elements that can start range fires. Additionally, traditional pyrotechnic training munitions experience ’‘duds’’, or unexploded rounds. These unexploded rounds present future safety hazards and must be found and defused. Chemical light training ammunition payloads cannot start range fires and do not represent future safety hazards from unexploded rounds, making their use not only more economical, but safer for military personnel.

•	Our specialty chemical products support a wide variety of applications in the pharmaceutical, medical products, defense and other markets. Products also include certain components that can be used in the manufacture of our chemical light products. In addition, our specialty chemicals business provides R&D / product development assistance to our customers.

We manufacture products in West Springfield, MA; Bound Brook, NJ; and Aix-en-Provence, France.

Markets

•	Chemical Light

Chemical light revenue, including ammunition, accounted for approximately 54% of total revenues in 2016 and 69% in 2015. We sell chemiluminescent devices, primarily light sticks in varying colors, lengths and durations of light output, as well as flat chemiluminescent disks and reflective patches and belts. The primary users of these products and services are the U.S. Military and European militaries participating in the NATO Support Agency f/k/a the NATO Maintenance and Supply Agency (“NSPA”).

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

Ammunition revenue represented approximately 15% and 14% of total revenues in 2016 and 2015, respectively. These revenues represent sales of chemiluminescent payloads and components that are incorporated into training ammunition. Ammunition revenues increased in 2015 due to a new contract which continued into 2016.

Critical events, risks and uncertainties regarding the ammunition market include the expansion and acceptance of the existing products to the United States military and other foreign militaries and the level of budgetary funds available for such products.

•	Training & Simulation

Training & simulation revenue accounted for less than one percent of total revenues in 2016 and approximately one percent of total revenues in 2015. We sell battlefield effects simulator devices.

The critical risks and uncertainties in the training & simulation market include the level of budgetary funds available for such products, maintaining a stable group of products considered relevant to current real world experiences, and competitors seeking to expand their markets.

•	Specialty Products

Through CSP, we provide specialty chemicals to a variety of customers including pharmaceutical, medical products, defense and other companies. These revenues represented approximately 31% of total revenues in 2016 and 30% in 2015.

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

Our contract with LCI was entered into June 1, 2004 and had an initial term of five years, followed by three automatic five-year renewal terms unless the agreement is cancelled. This contract was renewed in both 2009 and 2014 and we currently expect that the contract will renew again in 2019. The contract between LCI and the U.S. military is an IDIQ contract (indefinite demand, indefinite quantity) with fixed prices subject to annual renegotiation. Through our agreement with LCI, we share in any price increases received by LCI. Revenues through LCI accounted for approximately 25.6% of total revenues in 2016 and 23.0% in 2015.

•	NSPA

We have a direct contract with NSPA, the administrative services arm serving the non-U.S. NATO countries. NSPA re-awarded the contract to us in November 2013. The base contract period is for three years and NSPA has the option to extend for another two years. The contract contains provisions for pricing escalations. Revenues through NSPA accounted for 9% of total revenues in 2016 and approximately 10% in 2015.

•	Ammunition : Revenues to American Rheinmetall Munition accounted for approximately 14.5% and 14.0% of total revenues in 2016 and 2015, respectively.

•	Training & Simulation : No individual customer accounted for sales in either 2016 or 2015 that exceeded 10% of total revenues.

•	Specialty Products: Sales are made to a variety of customers in the various markets served, none of which individually represented more than 10% of total revenues in either 2016 or 2015.

Revenues to customers outside the United States represented approximately 30% and 31% of our total revenues for the years ended December 31, 2016 and 2015, respectively.

Sales and Marketing

For the chemical light market, we utilize distributors such as NSPA and LCI. We have found this to be an efficient and effective model. We also sell directly to consumers through our web site and through use of electronic commerce sites such as Amazon. In the ammunition market, we generally sell directly to the prime contractor having the direct contract with the military. For our specialty products, we generally sell directly to the manufacturer who produces the final end-product.

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

Employees

As of December 31, 2016, we had 150 full-time employees and two part-time employees. We operate in local labor markets that provide an adequate supply of labor to compensate for any turnover. We are not party to any collective bargaining agreements, have not experienced any work stoppages and consider our relationship with employees to be sound.

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

The CTI West Springfield facility currently purchases most of its materials, including chemicals, plastics and glass, domestically, including chemicals from CSP. The CTSAS Aix-en-Provence facility purchases most of its chemicals from our West Springfield facility after they have been modified for specific applications. CTSAS purchases its glass, plastics and most other materials from within the European community. CSP purchases its raw materials from both domestic and foreign sources.

Research and Development

We have active research and development groups with full-time chemists and engineers at both the West Springfield and Bound Brook facilities. Additionally, we utilize consultants as needed for specific projects. Our research and development groups are focused on maintaining the high level of quality of existing products, developing improvements to existing products, and developing new technologies and products with viable commercial applications. We maintain an active program of soliciting feedback and ideas from end-users of products. We incurred research and development expense of approximately $1.5 million and $1.4 million during the years ended December 31, 2016 and 2015, respectively. Additionally, we incurred approximately $0.1 million and $0.2 million in capitalized costs for filing patents during the years ended December 31, 2016 and 2015, respectively.

Intellectual Property

We rely on the ability to develop patentable technology to help ensure the commercial success of products and technology. Once patents are issued, we follow an active program of monitoring competitors’ products to attempt to ensure that our intellectual property rights are not violated. We currently hold and maintain more than 50 active and pending U.S. patents. Many of these patents are also registered in various foreign countries. These patents include phthalate free formulations, formulas for creating a more consistent light for longer periods, a bio-degradable light stick, flat disks employing a translucent aluminum pouch instead of an ampoule, and various battlefield effects simulators. We expect to file for additional patents during 2017 and thereafter. Patents typically have a 20-year life from date of filing. We had no key patents expire in 2016 and no key patents are scheduled to expire in 2017. We do not anticipate any near-term decline in sales as a result of any expiring or expired patents.

Government Regulations

We are subject to the jurisdiction of the State Department of the United States under the International Traffic in Arms Regulations (“ITAR”). Specifically, chemical light infrared products, which are exported from the West Springfield facility, are subject to these regulations. We must periodically re-register with the State Department for exporting purposes. Our latest renewal that was granted expires June 30, 2017 and is subject to renewal again at that time. We are in good standing with the State Department and the ITAR.

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

Backlog

A significant portion of our revenue is generated under indefinite quantity, fixed-price contracts or arrangements whereby we fulfill orders as they are placed by customers. Once orders are received they are typically fulfilled within three months. As of December 31, 2016, we had total open sales and purchase orders for products that approximated $8.4 million, versus $9.0 million at December 31, 2015. Purchase orders can be amended or cancelled, however, the Company has no indications of any amended orders or any cancelled orders.

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

Sales for which federal or foreign governments and militaries thereof are the ultimate customer accounted for more than 50% of our business in both 2016 and 2015. Budget reductions, reallocations of existing budgets, or spending constraints affecting military spending could cause significant delays or reductions in the number and value of orders for products, which could reduce revenues.

Due to our current level of dependency on the U.S. and NATO country defense agencies for revenues, the loss of business with either would significantly adversely impact us at this time.

A large portion of our revenue is derived from a small number of customers.

A large percentage of our revenue is typically derived from a small number of customers, and we expect this trend to continue.  For our fiscal year ended December 31, 2016, two customers accounted for approximately 40% of our revenue. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to purchase our products at the same levels, or at all. Accordingly, our revenue and results of operations may vary substantially from period to period. We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If one or more of our significant customers were to terminate or fail to renew its contract with us, to otherwise cease doing business with us, to significantly reduce or delay its purchases from us or to fail to pay us on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

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

CTI and CTSAS manufacture products in and sell products from the U.S. and France, respectively. Products sold by CTI are priced in U.S. dollars and most raw material components are purchased in U.S. dollars. Products sold by CTSAS are priced predominantly in euros and most of CTSAS’s raw material purchases from third parties are priced in euros. Significant changes in foreign exchange rates would affect reported financial results.

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

We depend on the expertise, experience and continued services of senior management and other key employees. Our operations and most decisions concerning the business will be made or are significantly influenced by these individuals. The loss of members of senior management or other key employees could result in the deterioration or loss of relationships with certain customers or suppliers, which could result in a loss of business.

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

Many of our military chemiluminescent and reflective products are used for training purposes. Any major troop realignments, if significant enough in number, are likely to result in a temporary reduction in overall product consumption until troops are redeployed for training.

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

Most governmental agencies and many commercial customers require that their significant contracts be competitively bid. Typically they utilize the ’‘Request for Proposal’’ (“RFP”) method where several competitors submit their sealed proposals for a particular project, or the ’‘Request for Qualifications’’ (“RFQ”) process where competitors submit their qualifications for consideration by the customer. Some contracts open for bidding utilize the standard ’’Straight Bid’’ process where the detailed specifications for products are published and lenders submit a ’‘Bid’’ or fixed price, for the contract. Other competitive bidding processes are also utilized. Our success in responding to an RFP, RFQ, Straight Bid, or other competitive bidding process is dependent upon the quality of our estimating process, knowledge of the industry, knowledge of our customers and other factors requiring significant judgment and expertise. Because of the nature of the bidding process, we cannot know if we will be successful on any given bid, which adds difficulty to accurately predicting the timing of sales and the allocation of resources.

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

Our business has indebtedness.

Our debt obligations could, among other things, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2016, we had total debt obligations outstanding of approximately $15.7 million, versus $20.3 million as of December 31, 2015. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources were to become inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face liquidity problems and might be required to restructure or refinance our debt, or dispose of material assets or operations, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

If we are unable to generate sufficient cash flow to fund our needs, we may need to pursue one or more alternatives, such as to:

•	reduce or delay planned capital expenditures or investments in our business;
•	seek additional financing or restructure or refinance all or a portion of our indebtedness at or before maturity;
•	sell assets;
•	sell additional equity; or
•	curtail our operations.

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

In our November 2013 financing, we issued 123,077 shares of Series A preferred stock outstanding that may be converted into shares of common stock. Each share of Series A preferred stock is convertible into common stock at a conversion price of $0.13664587. We also have additional options and warrants outstanding. On July 30, 2014, we issued an aggregate of 1,000 units of securities of the Company for an aggregate purchase price of $2.0 million (or $2,000 per unit). Investors purchased an aggregate of 1,000 units of securities of the Company (the “Units”), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company and (2) one share of Series C Preferred Stock of the Company. Each share of Series B Convertible Preferred Stock is initially convertible into 35,713.147 shares of common stock. We issued 10 shares of Series D preferred stock in connection with a May 2015 refinancing and each share is convertible into 752,807.8 shares of common stock. The issuance of shares upon conversion of the preferred stock, or outstanding indebtedness and exercise of warrants and options may result in substantial dilution to the interests of other stockholders. We may find it more difficult to raise additional equity capital while our preferred stock and our warrants are outstanding.

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

As of December 31, 2016, Cova Small Cap Holdings, LLC (“Cova”) and US VC Partners, L.P. (“US VC”), holders of our common and preferred stock, were entitled to vote a number of shares equal to approximately 23% and 43%, respectively, of our common shares eligible to vote, or, on a combined basis approximately 66%. Both Cova and US VC have a number of officers in common. As a result, these stockholders have substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not coincide with our interests or the interests of other stockholders.

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

We lease our facility in Bound Brook, New Jersey, where administrative, manufacturing and research and development activities are housed for CSP. The lease is a market-based lease, for approximately 50,000 square feet of production and office space that was entered into with the acquisition of the assets of JFC Technologies, effective August 31, 2011. The lease ended on August 31, 2016, is now on a month-to-month basis, and has a current lease payment of approximately $33,000 per month.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and units are quoted on the OTCQB Market under the symbols ’‘CYLU’’ and ’‘CYLUU,’’ respectively. The following table sets forth the high and low sales information for our common stock and units for each of the calendar quarters indicated. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Units
	High	Low	High	Low

First quarter 2016	$0.14	$0.06	$3.50	$3.50
Second quarter 2016	$0.12	$0.03	$3.50	$3.50
Third quarter 2016	$0.07	$0.04	$3.50	$3.50
Fourth quarter 2016	$0.22	$0.04	$3.50	$3.50
First quarter 2015	$0.28	$0.03	$3.50	$3.50
Second quarter 2015	$0.15	$0.02	$3.50	$3.50
Third quarter 2015	$0.12	$0.04	$3.50	$3.50
Fourth quarter 2015	$0.15	$0.04	$3.50	$3.50

Holders of Common Stock

As of March 10, 2017, there were of record 162 holders of common stock and one holder of units.

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

Purchases of Equity Securities by the Company and Affiliated Purchasers

We did not purchase any equity securities during the fourth quarter of 2016, and we have no publicly announced plans or programs to do so.

ITEM 6.    SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the following discussion, references to “Cyalume”, “we”, “our”, or the “Company” mean Cyalume Technologies Holdings, Inc. and its subsidiaries on a consolidated basis. CTI means Cyalume Technologies, Inc. Cyalume Technologies, S.A.S. (“CTSAS”) is a wholly-owned subsidiary of CT SAS Holdings, Inc. (“CT SAS Holdings”), CSP means Cyalume Specialty Products, Inc. and CTS means Combat Training Solutions, Inc. Amounts discussed are generally approximations. During 2011, we acquired two businesses (CTS and JFC Technologies through CSP) that are complementary with our business and growth plans. We continue to consider additional acquisitions that would complement our existing business.

We are a global, technology-based manufacturer producing specialty chemicals and related products and sub-contract manufacturing of components for use in the pharmaceutical and medical products markets. CTI and CTSAS manufacture and sell chemiluminescent products and reflective and photoluminescent materials to military, ammunition, commercial and public safety markets. CTSAS is located in France and represents us in certain international markets, primarily Europe and the Middle East. CTI sells to customers in all other geographic markets. CTI’s and CTSAS’ business operations constitute the majority, based on revenues and assets, of our consolidated business operations. CSP manufactures on a subcontractor basis and sells specialty chemical products to the pharmaceutical, medical products, defense and other markets.

The majority of revenues are derived from sales for the ultimate use by the U.S. Military and various other militaries around the globe. For 2016, there were two direct customers each with revenues greater than 10% of our total revenues: LC Industries, which accounted for approximately 26% of total revenues, and American Rheinmetall Munition, which accounted for approximately 15% of total revenues. In the military markets, we have longer-term, fixed-price, indefinite-quantity contracts lasting three to five years. They generally provide higher margins because the products are more technologically advanced, versus some of the commercial markets, where advanced technology/performance is generally not as important and therefore competition is greater, resulting in lower margins. See Item 1: Business for greater detail.

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

In the event that we provide research and development services for customers for which we earn payments that are contingent upon achieving a specific result (“milestones”), we recognize payments upon achieving such milestones as revenue provided the payment is (i) related to past performance, (ii) reasonable relative to all of the deliverables and payment terms within the arrangement with our customer, and (iii) nonrefundable.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of December 31, 2016 or 2015.

We classify interest on tax deficiencies as interest expense and income tax penalties as other expense.

In September 2015, the IRS completed an audit of our tax return for the year 2013. There were no adjustments to our 2013 tax return. Our tax returns filed for the 2015 and 2014 years are still open for audit. The tax return for 2015 was filed on September 9, 2016 under a filing extension. The tax return for 2016 is expected to be filed under a filing extension prior to September 15, 2017.

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

Foreign Operations and Currency

Accounts of our foreign subsidiary are recorded using their local currency (the euro) as the functional currency. For consolidation, revenues and expenses are converted to U.S. dollars using the average exchange rate for the month in which they were recorded. Assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other income, net in the consolidated statements of comprehensive income in the period the gain or loss occurred.

Recent Accounting Pronouncements

The following are recent accounting pronouncements that have affected our consolidated financial statements or may affect them in the future.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard relates to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance.  The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company is in the initial stages of evaluating the effect of adopting ASU 2014-09 on its consolidated financial statements. The planned approach includes performing a detailed review of key contracts representative of the different businesses and comparing historical accounting policies and practices to the new accounting guidance. The Company will continue its evaluation of the standards update through the date of adoption. The Company plans to adopt this standard utilizing the modified retrospective approach.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 states that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, are required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation resulted in debt issuance costs being presented the same way debt discounts have historically been handled. ASU 2015-03 does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance was effective for the Company as of January 1, 2016 and adopted. This new guidance reduced total assets and total long-term debt on its condensed consolidated balance sheets by amounts classified as deferred debt issuance costs relating to the Company’s Term A Loan and Delayed Draw Loan, but did not have any other effect on its condensed consolidated financial statements when adopted.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. This guidance is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect ASU 2015-11 to have a material impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases   (Topic 842) (“ASU 2016-02”), which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are largely similar to those applied in current lease accounting. This standard will result in extensive qualitative and quantitative disclosure changes. This standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. While the Company is currently assessing the impact ASU No. 2016-02 will have on its consolidated financial statements, the Company expects the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancellable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Current minimum commitments under noncancellable operating leases are disclosed in Note 16, Commitments and Contingencies.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The purpose of the update is to simplify several areas of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The Company does not expect ASU 2016-09 to have a material impact on the Company’s financial position and results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how certain cash receipts and payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. With this standard, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its statement of cash flows and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”) which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted and applied prospectively. We do not expect ASU 2017-04 to have a material impact to our financial statements.

Results of Operations

Overall Perspective : Financial results for 2016 improved from 2015. We continued with strong sales under our training ammunition program, and sales increased over the prior year for our Chemical Light, Ammunition and Specialty Chemicals businesses. We experienced a slight decrease in our Training & Simulation business. Our operating expenses increased over 2015 as a result of an increase in sales and marketing expenses as well as an increase in general and administrative expenses during the year. In May 2015, we refinanced our senior and subordinated debt by entering into a new five year credit agreement that we believe will meet the Company’s liquidity needs.

Revenues :    Total revenues for 2016 of approximately $41.3 million increased by approximately $3.5 million from 2015 due to an increase in both Chemical Light revenues and Ammunition and Specialty Products revenues. The following table depicts annual revenues by sales category. In managing the business, we do not prepare profitability statements or track assets / costs by these categories; the business is operated as a single segment.

Category ($ in millions)	2016	2015	Change
Chemical Light	$22.4	$20.7	$1.7
Ammunition	6.0	5.3	0.7
Training & Simulation	0.2	0.4	(0.2)
Specialty Products	12.7	11.4	1.3
Total	$41.3	$37.8	$3.5

The following tables show revenues by quarter by category to help analyze major trends/impacts on the business.

2016 Category ($ in millions)	Q1	Q2	Q3	Q4	2016
Chemical Light	$5.5	$5.1	$6.3	$5.5	$22.4
Ammunition	1.1	2.0	2.0	0.9	6.0
Training & Simulation	0.0	0.1	0.1	0.0	0.2
Specialty Products	2.6	3.4	3.5	3.2	12.7
Total	$9.2	$10.6	$11.9	$9.6	$41.3

2015 Category ($ in millions)	Q1	Q2	Q3	Q4	2015
Chemical Light	$4.2	$5.0	$5.5	$6.0	$20.7
Ammunition	0.2	1.5	2.1	1.5	5.3
Training & Simulation	0.1	0.1	0.1	0.1	0.4
Specialty Products	2.4	3.3	2.8	2.9	11.4
Total	$6.9	$9.9	$10.5	$10.5	$37.8

Chemical Light: Revenues of approximately $22.4 million for 2016 were approximately $1.7 million, or approximately 8% above revenues of approximately $20.7 million for 2015 due to increased sales to LC Industries.

Ammunition: Revenues increased by approximately $0.7 million from our 40mm low-velocity training ammunition contract.

Training & Simulation: Revenues for 2016 of approximately $0.2 million declined by approximately $0.2 million from the prior year due to fewer CTS devices being purchased.

Specialty Products: Revenues of approximately $12.7 million for 2016 were approximately $1.3 million, or 11%, above revenues of approximately $11.4 million for 2015 due to increased purchases from various customers as well as an increase in profit share revenue during 2016.

Gross profit: Gross profit was approximately $20.5 million for 2016 versus $17.4 million for 2015, representing a $3.1 million increase. Our gross margin improved 8.0% from 46.0% in 2015 to 49.7% in 2016. Chemical Light customer price increases and aggressive sourcing efforts reducing materials costs was the primary reason for this improvement, combined with increased efficiencies in the Ammunition production area.

Expenses: Sales and marketing expenses in 2016 of approximately $3.1 million increased by $0.7 million, or approximately 31%, from the prior year, primarily due to an increase in online advertising and higher commissions reflected during 2016. General and administrative expenses in 2016 of approximately $8.8 million increased from 2015 by approximately $1.3 million, primarily due to additional consulting, legal, audit and other professional fees incurred during the year. Research and development expenses of approximately $1.5 million in 2016 increased by approximately $0.1 million, or a 10% increase from 2015 due to additional research and development initiatives and activities during 2016.

Interest expense, net: Interest expense of approximately $2.9 million decreased by approximately $0.1 million from the prior year. On May 18, 2015, we refinanced our senior and subordinated debt and at that time, expensed any remaining unamortized debt issuance costs associated with the previous debt.

Amortization of intangible assets: Amortization of intangibles was approximately $1.0 million in both 2016 and 2015.

Provision for income taxes: We recorded tax expense of approximately $0.8 million and $0.2 million for the years ended December 31, 2016 and December 31, 2015, respectively. We recorded tax expense of approximately $0.3 million for both years ended December 31, 2016 and 2015 on foreign income generated by our CTSAS subsidiary. Our effective tax rates were approximately 23% and 6% for 2016 and 2015, respectively. We continue to have a valuation allowance against our U.S. deferred tax assets due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized. We have a valuation allowance of approximately $11.8 million as of December 31, 2016 against deferred tax assets generated primarily as a result of foreign tax credits and net operating losses.

Balance Sheet

Accounts receivable at December 31, 2016 were approximately $3.4 million, or approximately $0.9 million lower than at the end of 2015. Lower fourth quarter revenues in 2016 and timing differences for billings and collections account for most of the change.

Inventories, net were approximately $8.4 million at December 31, 2016 versus $7.5 million at the end of 2015. The increase of inventory on-hand is a result of the lower fourth quarter sales in 2016 and a slight ramp up of inventory in order to fulfill the orders for the first quarter of 2017. Our inventory balances fluctuate from a combination of recent sales activity and the timing of purchases of raw materials. Certain raw materials are purchased only several times a year due to long lead times and the desire to purchase in bulk to minimize costs, while other materials are purchased more frequently.

Property, plant and equipment of approximately $7.0 million at December 31, 2016, increased slightly from the end of 2015 by approximately $0.2 million due to additions during the year in excess of depreciation.

Net intangible assets of approximately $5.0 million at December 31, 2016, decreased from the end of 2015 by approximately $0.7 million due primarily to approximately $1.0 of amortization of such assets, offset by intangibles additions.

Accounts payable and accrued expenses, combined, were approximately $5.9 million at the end of 2016 and $4.8 million at the end of 2015. Accounts payable of approximately $1.6 million as of December 31, 2016, was approximately $0.7 million higher than the prior year-end. Higher inventory levels at the end of 2016 were primarily the reason for the higher amount of outstanding payables at year end compared to the prior year. Accrued expenses of $4.2 million as of December 31, 2015 were approximately $0.3 million higher than the previous year-end.

Net deferred income tax liabilities increased slightly for 2016 over the prior year, primarily as a result of the following:

•	Increases in inventory reserves.

•	An increase in deferred tax liabilities as a result of future non-deductible goodwill amortization.

A valuation allowance against our U.S. deferred tax assets of approximately $11.8 million remains on deferred tax assets for the carryforward of net operating losses and foreign tax credits, which we do not anticipate using in the near-term. The utilization of this asset is dependent upon generation of significant revenues from sources outside the U.S.

We had federal net operating loss carryforwards amounting to $3.1 million and $4.6 million at December 31, 2016 and 2015, respectively. The net operating loss carryforward at December 31, 2016 expires in fiscal years 2028 through 2035. Internal Revenue Code Section 382 limits utilization of prior losses to approximately $0.4 million per year. However, it is possible that future changes in ownership could result in changes to the amounts allowed by IRC Section 382 and provide for a lower annual limitation for utilization of losses. State net operating loss carryforwards amounted to $5.7 million and $8.4 million as of December 31, 2016 and 2015, respectively.

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

We ended 2016 with cash of approximately $2.8 million versus $1.5 million as of December 31, 2015. Our availability under our revolving credit facility was $3.9 million at December 31, 2016 versus availability of $4.0 million at December 31, 2015.

Capital expenditures and payments for intangibles, which totaled approximately $1.4 million in 2016, were slightly higher than the previous year of $1.2 million for 2015. This increase was due to planned capital improvement projects. We expect to fund capital expenditures in 2017 from existing cash and operating cash flows.

We were in compliance with our financial covenants as of December 31, 2016. We expect to meet our financial covenants for 2017 and that cash provided by the business will be adequate to meet our planned needs.

The Company did not pay a dividend in 2016 and has no plans to do so.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2016 or 2015.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework—2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of December 31, 2016.

As a smaller reporting company, we are not required to obtain an attestation report from our independent registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during our last fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to each of our directors and executive officers as of March 10, 2017:

Name	Age	Position with Cyalume and Principal Occupation	Held Office Since
Yaron Eitan	60	Director and Vice Chairman of the Board	2006
Zivi Nedivi	58	President and Chief Executive Officer, Director	2012
Dale Baker	59	Chief Operating Officer	2012
Andrea Settembrino	44	Chief Financial Officer & Assistant Secretary	2016
James (Jamie) Schleck	48	Director	2011
Ji Ham	41	Director	2013
Jason Epstein	43	Director	2008
Andrew Intrater	54	Director	2009
John G. Meyer, Jr.	72	Director	2011
Thomas G. Rebar	54	Director and Chairman of the Board	2007
Michael Barry	59	Director	2014

Background of Officers and Directors

Zivi Nedivi has been our President and Chief Executive Officer since April 2, 2012. Mr. Nedivi came to Cyalume from Axiom Investment Advisors, LLC, a hedge fund specializing in currencies where he was a special advisor and acting CEO from 2009 to 2011 and the CEO from 2008 to 2009. Prior to that, from 2006 to 2008, he was the COO of Lumenis Ltd, a global leader in medical and aesthetic lasers and light based technology. Mr. Nedivi was the President and CEO of Kellstrom Aerospace, LLC, an industry leader in the airborne equipment segments of the international aviation services aftermarket and its predecessor company, Kellstrom Industries, from 1990 to 2005. He continues to serve as an observer on Kellstrom Aerospace’s board of directors. Prior to his business career, Mr. Nedivi served as an F-15 fighter pilot in the Israeli Air Force, where he attained the rank of Major. He is a graduate of the Israel Air Force Academy and holds a Bachelor’s degree in business administration from California Coast University.

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

Andrea Settembrino has been our Chief Financial Officer since October 28, 2016. Ms. Settembrino had been the Company’s Corporate Controller since July 2013. Prior to joining the Company, from 2009 to 2013, Ms. Settembrino was the Vice President of Finance at eDiets.com, Inc., an online health, weight loss and fitness company. From 2006 to 2009, Ms. Settembrino was the Controller of Akeena Solar, Inc., a designer and installer of residential and commercial solar power systems. Ms. Settembrino received her B.S. in Accounting and Master of Accounting from the University of Florida. Ms. Settembrino is a certified public accountant and a member of the Florida Institute of Certified Public Accountants.

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

James (Jamie) Schleck has been a Director of Cyalume since December 27, 2012. Mr. Schleck served as the President of Cyalume Specialty Products (“CSP”) from September 1, 2011, following the acquisition of his former company, JFC Technologies, LLC (“JFC”) until December 31, 2013. At JFC he served in various capacities including President and CEO for over 17 years. Mr. Schleck is a former Army Officer and is a graduate of the U.S. Army’s Airborne, Air Assault and Ranger Schools. Mr. Schleck holds a BS degree from the United States Military Academy, an MBA from Columbia University and an M.Ed from Rutgers University.

Ji Ham has been our Director since December 2013. Mr. Ham is a Principal of Columbus Nova. Mr. Ham joined Columbus Nova in July 2006. Prior to Columbus Nova, Mr. Ham was a founding member of Hudson Capital Advisors, LLC, a financial advisory firm focused on debt and equity private placements and mergers and acquisitions advisory. Prior to Hudson Capital Advisors, Mr. Ham worked in the Leveraged Finance Group at CIBC World Markets Corp where he worked on a variety of debt and equity capital markets transactions, mergers and acquisitions, and merchant banking / private equity investment transactions for Trimaran Capital Partners, CIBC’s private equity fund, and its predecessor funds. Mr. Ham received his B.A. in Business Economics with magna cum laude honor from the University of California at Los Angeles. We believe that Mr. Ham’s financial and business experience qualify him to serve as a director.

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

Andrew Intrater has been a Director of Cyalume since September 1, 2009. Mr. Intrater is the CEO and Senior Managing Partner of Columbus Nova and serves on the Executive and Investment Committees for Columbus Nova. Mr. Intrater also serves on the Board of Directors for Deerfield Capital Corp. (NASDAQ: DFR), a company engaged in investment management and other investing activities. Mr. Intrater served on the Board of Directors (2007 – 2011) for HQ Sustainable Maritime Industries, Inc. (AMEX: HQS), an integrated aquaculture and aquatic product processing company, with operations based in China’s South Sea. Mr. Intrater completed his B.S. in Chemical Engineering at the Rutgers University College of Engineering and graduate studies in Materials Science at the Columbia University School of Mines. Mr. Intrater is one of Cova’s two designees to the Board of Directors. We believe that Mr. Intrater’s leadership, global and business experience qualify him to serve as a director.

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

Michael Barry has been a Director of Cyalume since July 30, 2014. Mr. Barry is the President of Prairie Street Capital, has extensive experience as the CEO of industrial distribution businesses as well as in the global sourcing of products. He was the President and COO of Copperfield Chimney Supply, a national supplier of proprietary chimney and hearth products to retailers and professional contractors.  Mr. Barry was also the President of Woodard, Inc., a $65 million multi-location manufacturer of casual patio furniture to specialty retailers and mass merchants.  Prior to joining Woodard, Mr. Barry was the President and CEO of Intech EDM, an industrial distributor of consumable materials for Electrical Discharge Machining with operations in six countries. Mr. Barry received his BS from Georgetown University and an MBA, with distinction, from The Wharton School.  Mr. Barry is a CTP (“Certified Turnaround Professional”) and a member of the AICPA and the Illinois CPA Society. Mr. Barry’s business background and financial expertise qualify him to serve as a director.

Meetings and Committees of the Board of Directors

During the year ended December 31, 2016, the Board of Directors met 8 times. All of the directors attended at least 75% of the meetings of the Board and each committee on which he serves, except Jason Epstein. Each director is expected to participate, either in person or via teleconference, in meetings of our Board of Directors and meetings of committees of our Board of Directors in which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities. The Board of Directors has determined that Messrs. Eitan, Ham, Epstein, Intrater, Meyer, Rebar and Barry, are each independent directors as defined in Rule 4200 of the Nasdaq Marketplace Rules and applicable Securities and Exchange Commission (“SEC”) regulations.

Compensation Committee. On January 13, 2009, the Board of Directors formed a Compensation Committee and adopted a written charter. Serving on the Compensation Committee are Yaron Eitan (chairman), Jason Epstein and John G. Meyer, Jr., each of whom is independent as defined in Rule 5605(a)(2) of the Listing Rules. The Compensation Committee held meetings as required during 2016. The charter is available to security holders on our website, www.cyalume.com. The charter sets forth responsibilities, authority and specific duties of the Compensation Committee. The Compensation Committee reviews and recommends to the board the compensation for the CEO and non-employee directors of our Company, and reviews the CEO’s compensation recommendations for all other corporate officers. It also reviews the general policy relating to compensation and benefits for all employees. The Compensation Committee has been designated by the Board of Directors to administer the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan and the Cyalume Technologies Holdings, Inc. 2014 Equity Incentive Plan.

Nominating and Corporate Governance Committee. On January 13, 2009, the Board of Directors formed the Nominating and Corporate Governance Committee and adopted a written charter. Thomas Rebar (Chairman) and Andrew Intrater, each of whom is independent as defined in Rule 5605(a)(2) of the Listing Rules, serve on this committee. The Nominating and Corporate Governance Committee’s charter is available to security holders on our website, www.cyalume.com. The Nominating and Corporate Governance Committee did not meet during 2016 or 2015. There were no vacancies on the Board occurring during 2015. The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board of Directors are required to have such experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the Listing Rules and applicable SEC regulations. Stockholders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o Cyalume Technologies Holdings, Inc., 910 SE 17th Street, Suite 300, Fort Lauderdale, Florida 33316. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. Those suggesting a nominee should include evidence that the writer is a Company stockholder, the name and contact information of the candidate and a statement signed by the candidate that the candidate is willing to be considered for nomination by the committee and wiling to serve as a director, if nominated and elected. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

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

Executive Committee. On January 13, 2009, the Board of Directors formed an Executive Committee. Yaron Eitan (Chairman), Michael Barry, Ji Ham, John G. Meyer, Jr., Thomas Rebar and Zivi Nedivi serve on this committee. The Executive Committee exercises the powers of the Board between meetings of the full Board of Directors. The Executive Committee met monthly during 2016.

Audit Committee. The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Thomas G. Rebar (Chairman), Michael Barry and Yaron Eitan serve on this committee. The Audit Committee held four meetings during 2016. The Board of Directors has determined that Thomas G. Rebar is an “audit committee financial expert”. The Board of Directors has determined that each of the members of the Audit Committee are independent as defined in Rule 5605(a)(2) of the Listing Rules.

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

Compensation Committee Interlocks and Insider Participation

During 2016, no current or former officer or employee of CTI, CSP or CTS participated in deliberations of Cyalume’s Board of Directors concerning Executive Officer compensation.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all stockholders have complied with all filing requirements applicable to 10% beneficial owners during the year-ended December 31, 2016.

Code of Ethics

We adopted a code of ethics on January 13, 2009, which is available on our website, www.cyalume.com.

ITEM 11.  EXECUTIVE COMPENSATION

Overview

Our executive officers are: Zivi Nedivi, who was appointed our Chief Executive Officer on April 2, 2012, Dale Baker, who has been Chief Operating Officer since September 10, 2012 and Andrea Settembrino, who has been Chief Financial Officer and Assistant Secretary since October 28, 2016.

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

The Employment Agreement has an initial term of three years and continues thereafter for successive one-year periods unless and until terminated by either party upon 60 days’ written notice prior to the agreement’s anniversary/expiration date, or until otherwise terminated by either party. Mr. Nedivi will receive an annual base salary of $450,000 for the term of the Employment Agreement, subject to annual adjustments at the sole discretion of CTI’s board of directors. Mr. Nedivi is also eligible to receive an annual bonus based on certain predetermined yearly performance targets (“Annual Performance Targets”). If CTI’s performance meets, but does not exceed, the Annual Performance Targets for a given fiscal year, the amount of the bonus for such fiscal year shall equal 140% of the annualized rate of Mr. Nedivi base salary in effect as of the end of such fiscal year. If CTI’s performance exceeds the Annualized Performance Targets for a given fiscal year, the amount of the bonus for such fiscal year shall equal 140% of the annualized rate of Mr. Nedivi base salary in effect as of the end of such fiscal year, plus an additional 1% of such annualized rate for each 1% by which CTI’s performance exceeds the Annualized Performance Targets for such fiscal year. If CTI’s performance fails to meet the Annualized Performance Targets for a given fiscal year, the amount of the bonus for such fiscal year shall equal 140% of the annualized rate of Mr. Nedivi base salary in effect as of the end of such fiscal year, less 2% of such annualized rate for each 1% by which CTI’s performance failed to meet the Annualized Performance Targets for such fiscal year, provided, however, that Mr. Nedivi shall not be eligible for any bonus for a given fiscal year in which CTI’s performance was less than or equal to 70% of the Annualized Performance Targets for such fiscal year. Mr. Nedivi is also authorized under the Employment Agreement to incur reasonable expenses in the discharge of services, including, without limitation, travel and lodging expenses incurred when Mr. Nedivi travels to the United States and in furtherance of his other obligations under the Employment Agreement.

The Consultant initially received an option to purchase up to 1,036,104 shares of the Company’s common stock at an exercise price per share of $1.50 (the “Initial Nedivi Option”). The Initial Nedivi Option became exercisable annually in five equal installments on each of the first five anniversaries of the approval of the issuance of the Initial Nedivi Option. In November 2014, that option was cancelled and replaced with an option, issued directly to Mr. Nedivi, to purchase 5,015,891 shares of the Company’s common stock at an exercise price per share of $0.09 (the “Nedivi Option”), subject to the effectiveness of the adoption of the 2014 Plan. The Nedivi Option shall be subject to vesting over four years from the date of grant, in four equal annual installments commencing on the first anniversary of the date of grant with the final installment occurring on the fourth anniversary of the date of grant, provided that the Nedivi Option shall not vest until the Company’s senior debt and junior debt have both been re-financed such that the total cost of new money shall not exceed 25% per annum including cash and PIK interest and the cost of warrants (unless such threshold is subsequently increased by the Board). This performance condition was met on May 18, 2015. Additionally, the Nedivi Option shall vest in full upon the sale of the Company for at least $35 million of enterprise value.

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

Andrea Settembrino Ms. Settembrino’s employment agreement, effective October 28, 2016, provides that Ms. Settembrino will be employed as CTI’s Chief Financial Officer. The contract has an initial term of three years and shall continue for successive one-year periods unless terminated by either party upon 30 days written notice prior to the anniversary/expiration date or until otherwise terminated by either party. Ms. Settembrino will receive an annual base salary of $180,000 for the term of the Employment Agreement, subject to annual adjustments at the sole discretion of CTI’s board of directors. Ms. Settembrino is also eligible to receive an annual bonus based on certain predetermined yearly performance targets (“Annual Performance Targets”). If CTI’s performance meets, but does not exceed, the Annual Performance Targets for a given fiscal year, the amount of the bonus for such fiscal year shall equal 50% of the annualized rate of Ms. Settembrino’s base salary in effect as of the end of such fiscal year. If CTI’s performance exceeds the Annualized Performance Targets for a given fiscal year, the amount of the bonus for such fiscal year shall equal 50% of the annualized rate of Ms. Settembrino’s base salary in effect as of the end of such fiscal year, plus an additional 1% of such annualized rate for each 1% by which CTI’s performance exceeds the Annualized Performance Targets for such fiscal year. If CTI’s performance fails to meet the Annualized Performance Targets for a given fiscal year, the amount of the bonus for such fiscal year shall equal 50% of the annualized rate of Ms. Settembrino’s base salary in effect as of the end of such fiscal year, less 2% of such annualized rate for each 1% by which CTI’s performance failed to meet the Annualized Performance Targets for such fiscal year, provided, however, that Ms. Settembrino shall not be eligible for any bonus for a given fiscal year in which CTI’s performance was less than or equal to 70% of the Annualized Performance Targets for such fiscal year.

Ms. Settembrino received an option to purchase up to 500,000 shares of the Company’s common stock at an exercise price per share of $0.10, pursuant to the Company’s 2014 Incentive Equity Plan (the “Plan”). The Option will become exercisable annually in five equal installments on each of the first five anniversaries of the date of grant.

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

Severance Arrangements

Assuming the employment of our named executive officers were to be terminated without cause, each as of December 31, 2016, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the below table:

	Cash Severance
	No Change in Control	Change in Control
Zivi Nedivi	$450,000	$450,000
Dale Baker	$175,000	$175,000
Andrea Settembrino	$90,000	$90,000

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by death or disability, other than the payment of accrued but unpaid annual salary and bonus, if any, and reimbursement of accrued but unpaid business expenses.

Summary Compensation Table

The following table shows information concerning the annual compensation in 2016 and 2015 for services provided to us by our Chief Executive Officer and our two other executive officers.

Name and Principal Position	Year	Salary ($)	Earned Bonus ($)	Option Awards ($) (1)		All Other Compensation ($)		Total Compensation ($)
Zivi Nedivi,	2016	463,846	666,000	—		—		1,129,846
President & CEO	2015	435,577	740,528	181,676	(2)	—		1,357,781

Dale Baker,	2016	369,002	343,000	—		774		712,776
COO	2015	345,816	400,966	126,400	(2)	774		873,956

Michael Bielonko,	2016	115,526	58,438	—		86,522	(3)	260,486
Former CFO & Secretary	2015	181,246	139,430	27,279		12,847		360,802

Andrea Settembrino,	2016	159,606	31,805	49,000		131		240,542
CFO & Assistant Secretary

(1)	The amounts in this column reflect the aggregate full grant date fair value of each award computed in accordance with ASC Topic 718, Compensation-Stock Compensation. This is not necessarily representative of the value received. The executive officers can only realize value from stock options if the market price of Cyalume stock increases above the exercise price of the options.

(2)	Performance based conditions were met May 18, 2015 with the refinancing of the Company’s debt. Due to the performance-based conditions associated with this award, the fair value was zero on the November 21, 2014 award date.

(3)	Includes severance paid during 2016 pursuant to the terms of Mr. Bielonko’s employment agreement.

Equity Compensation Awards

On November 21, 2014, the Compensation Committee of the Board of Directors authorized 5,015,891 stock options to Zivi Nedivi, 1,504,767 stock options to Dale Baker and 324,729 stock options to Michael Bielonko, in each case subject to the effectiveness of the adoption of the 2014 Plan, which became effective February 2015.

On December 13, 2016, Andrea Settembrino was awarded an option to purchase 500,000 shares of common stock.

Outstanding Equity Awards at December 31, 2016

	Option Awards							Stock Awards
	Equity Incentive Plan Awards:							Equity Incentive Plan Awards:
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)	Number of unearned shares that have not vested (#)	Market or payout value of unearned shares that have not vested ($)
Zivi Nedivi	2,507,944	(1)	2,507,947	(1)	—	$0.09	11/21/2024	—	—	—	—

Dale Baker	752,382	(2)	752,385	(2)	—	$0.09	11/21/2024	—	—	—	—

Michael Bielonko	324,749	(3)	—		—	$0.09	11/21/2024	—	—	—	—

Andrea Settembrino	—		500,000	(4)	—	$0.10	12/13/2026	—	—	—	—
	25,000		25,000	(5)	—	$0.09	11/21/2024	—	—	—	—

(1)	These options vest in the following increments: 1,253,972 on 11/21/2015, 2016 and 2017 and 1,253,975 on 11/21/2018.

(2)	These options vest in the following increments: 376,191 on 11/21/2015, 2016 and 2017 and 376,194 on 11/21/2018.

(3)	These options were granted on November 21, 2014, subject to the effectiveness of the adoption of the 2014 Plan, and vested December 31, 2015 on the condition met by Mr. Bielonko that he did not leave the Company voluntarily prior to December 31, 2015.

(4)	This option award was granted on December 13, 2016 and vests in five equal annual installments beginning on October 28, 2017.

(5)	These options vest in the following increments: 12,500 on 11/21/2015, 2016, 2017 and 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2016, certain information as to the equity compensation plan of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares of the Company’s common stock may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)		Number of Securities Remaining Available for Future Issuance Under Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	4,469,915	$0.76	(2)	6,649,418

(1)	Consists of the Company’s Amended 2009 Omnibus Securities and Incentive Plan and the 2014 Equity Incentive Plan (adopted February 15, 2015).
(2)	Weighted Average exercise price of outstanding options; excludes restricted stock.

Director Compensation

There were no option awards or stock awards made to non-employee directors in 2016 or 2015. Cash compensation totaling $100,000 was paid to non-employee directors in 2016. All directors are reimbursed for travel and other expenses directly related to activities as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 10, 2017, certain information as to the stock ownership of (i) each person known by the Company to own beneficially more than five percent of the Company’s Common Stock, (ii) each of the Company’s current directors and those nominees standing for election, (iii) each of the Company’s executive officers, and (iv) the Company’s executive officers and directors as a group. Except otherwise set forth in the notes to the table, the business address of each stockholder is c/o the Company, 910 SE 17th St., Suite 300, Fort Lauderdale, FL 33316. Information provided as to 5% stockholders other than our employees or management is based solely on forms 13D or 13G filed with the Securities and Exchange Commission and subsequent issuances by the Company.

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

The applicable percentage of ownership is based on 22,347,549 shares outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Common Stock
Ji Ham (2)	20,000	*
Yaron Eitan (3)	1,232,332	5.5%
Jason Epstein (4)	95,000	*
Andrew Intrater (5)	65,437,868	77.9%
John G. Meyer, Jr. (6)	270,915	1.2%
Zivi Nedivi (7)	2,507,944	10.1%
Thomas G. Rebar (8)	350,137	1.6%
James Schleck (9)	7,276,468	27.9%
Michael Barry (10)	14,126,693	38.7%
Dale Baker(11)	752,382	3.3%
Andrea Settembrino (12)	25,000	*
Cova Small Cap Holdings, LLC (4)(5)(13)	21,779,839	53.9%
Kline Hawkes Pacific Advisors, LLC (14)	2,273,434	10.6%
US VC Partners, L.P.(15)	43,578,029	66.1%
All Directors and Executive Officers as a group (11 persons)	92,094,739	87.0%

*	Less than 1%.

(1)	The business address of each of our current officers and directors is 910 SE 17th St., Suite 300, Fort Lauderdale, FL 33316.

(2)	Consists of options to purchase shares of our Common Stock. Excludes shares beneficially owned by US VC Partners, LP (“US VC”), as described in footnote (15). Mr. Ham was appointed to the Board pursuant to the rights granted to US VC under the terms of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, in connection with US VC’s equity investment in the Company consummated on November 19, 2013. Mr. Ham disclaims beneficial ownership of the shares held by US VC.

(3)	Consists of (i) 555,024 shares of common stock held directly, (ii) options to purchase 135,000 shares of common stock held directly, (iii) 537,308 shares of common stock held by Selway Capital, LLC, and (iv) 5,000 shares of common stock held by Mr. Eitan’s child. Mr. Eitan is the Manager of Selway Capital, LLC.

(4)	Excludes shares beneficially owned by Cova Small Cap Holdings, LLC (“Cova”), as described in footnote (13). Mr. Epstein directly holds an option to purchase 95,000 shares of our Common Stock; however, pursuant to a privately negotiated agreement with Cova, Mr. Epstein has agreed to transfer ownership of all common stock underlying the stock option to Cova upon exercise of the stock option. Cova is an affiliate of Renova U.S. Management LLC, in which Mr. Epstein serves as a Manager and participates in a profit sharing plan. Mr. Epstein disclaims beneficial ownership of the shares held by Cova.

(5)	Includes shares beneficially owned by Cova, as described in footnote (13), and shares beneficially owned by US VC, as described in footnote (15). Also includes a stock option to purchase 80,000 shares of common stock held of record by Mr. Intrater. Mr. Intrater, as chief executive officer of Cova, may be deemed to beneficially own the securities held by Cova. Mr. Intrater is also the Special Managing Member of US VC Partners Management, LLC, which manages US VC Partners GP, LLC (“GP”), the sole general partner of US VC and, therefore, may be deemed to beneficially own the securities held by US VC. Mr. Intrater disclaims beneficial ownership over the securities held by Cova and US VC, except to the extent of his pecuniary interest therein, if any.

(6)	Consists of options to purchase 270,000 shares of common stock and 915 shares of common stock held directly.

(7)	Consists of vested options to purchase shares of common stock.

(8)	Consists of: (i) options to purchase 175,000 shares of common stock and (ii) 175,137 shares of common stock held directly.

(9)	Based in part on information contained in a Schedule 13D/A filed on May 28, 2015, by James Schleck, JFC Technologies, LLC and Bayonet Capital Fund I, LLP. Consists of: (i) 250 shares of common stock held directly by Mr. Schleck; (ii) vested options to purchase 180,000 shares held by Mr. Schleck; (iii) 3,478,943 shares of common stock owned by JFC Technologies, LLC (“JFC”); (iv) 5,960 shares of common stock that are issuable to JFC upon the conversion of 20 shares of Series A Preferred Stock; and (v) 3,571,315 shares of common stock issuable upon the conversion of 100 shares of Series B Preferred Stock owned by Bayonet Capital Fund I, LLC (“Bayonet”). Mr. Schleck is the Chief Executive Officer of JFC and Bayonet and, as such, may be deemed to beneficially own the securities held by them. Mr. Schleck disclaims beneficial ownership over the securities held by JFC and Bayonet, except to the extent of his pecuniary interest therein, if any.

(10)	Consists of options to purchase 20,000 shares of common stock plus shares of common stock issuable upon the conversion of 395 shares of Series B Preferred Stock owned by the Michael G. Barry Irrevocable Trust of 2006, a trust for the benefit of Mrs. Barry and Mr. Barry’s children. Mr. Barry’s spouse is trustee of the trust. Mr. Barry disclaims beneficial ownership of these securities.

(11)	Consists of vested options to purchase shares of common stock.

(12)	Consists of vested options to purchase shares of common stock.

(13)	Based on information contained in a Schedule 13D/A filed on August 19, 2014, by Cova, Andrew Intrater, Renova US Holdings Ltd, Columbus Nova Investments IV Ltd, CN Special Opportunity Fund Ltd. and CN Credit Opportunities Fund 2007-1 Ltd. Consists of 3,744,700 shares of common stock and 18,035,139 shares of common stock issuable upon the conversion of 505 shares of Series B Preferred Stock. Cova’s business address is 900 Third Avenue, 19th Floor, New York, NY 10022.

(14)	Based on information contained in a Schedule 13D/A filed on January 22, 2009. Kline Hawkes’ business address is 11726 San Vicente Blvd., Suite 300, Los Angeles, CA 90049.

(15)	Based in part on information contained in a Schedule 13D/A filed on August 19, 2014, by US VC, US VC Partners Management, LLC and Andrew Intrater. Consists of shares of common stock issuable upon the conversion of 123,077 shares of Series A Preferred Stock. US VC has a number of officers in common with Cova. US VC’s business address is 900 Third Avenue, 19th Floor, New York, NY 10022.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP audited our consolidated financial statements for the years ended December 31, 2016 and 2015. BDO USA, LLP is our principal accountant as of December 31, 2016.

The following table sets forth the aggregate fees billed by BDO USA, LLP for professional services rendered during the fiscal years ended December 31, 2016 and 2015:

	2016	2015
Audit fees (1)	$300,263	$336,194
Audit-related fees (2)	-	-
Tax fees (3)	-	20,500
All other fees (4)	-	-
Total fees	$300,263	$356,694

(1)	Audit fees were primarily related to our financial statement audits, related quarterly reviews and review of various SEC Forms filed during the period.

(2)	There were no fees for audit-related services provided during the period.

(3)	Tax fees were primarily related the Company’s Internal Revenue Code Section 382 study during 2015.

(4)	There were no other services provided during the period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial statements filed as part of this report

Consolidated Balance Sheets
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

ITEM 16. FORM 10-K SUMMARY

None.

(b)	Exhibits

Exhibit
Number		Description
2.1	(1)	Stock Purchase Agreement dated February 14, 2008 by and among Vector Intersect Acquisition Corporation, as the Parent, Cyalume Acquisition Corp., a Delaware corporation, as the Purchaser, Cyalume Technologies, Inc. and GMS Acquisition Partners Holdings, LLC
2.2	(2)	Amendment No. 1 to Stock Purchase Agreement, dated October 22, 2008
2.3	(3)	Amendment No. 2 to Stock Purchase Agreement, dated December 17, 2008
2.4	(3)	Amendment No. 3 to Stock Purchase Agreement, dated December 18, 2008
3.1	(3)	Fifth Amended and Restated Certificate of Incorporation
3.2	(4)	By-laws
3.3	(26)	Second Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on May 15, 2015. (3.1)
3.4	(19)	Warrant to Purchase Common Stock, dated November 19, 2013, issued to the Investor. (3.2)
3.5	(19)	Warrant to Purchase Series A Preferred Stock, dated November 19, 2013, issued to the Investor. (3.3)
3.6	(19)	Second Amended and Restated Warrant to Purchase Common Stock, dated November 19, 2013, issued to Granite Creek FlexCap I, L.P. (3.4)
3.7	(19)	Second Amended and Restated Warrant to Purchase Common Stock, dated November 19, 2013, issued to Patriot Capital II, LP. (3.5)
3.8	(19)	Warrant to Purchase Common Stock, dated November 19, 2013, issued to JFC. (3.6)
3.9	(26)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on May 15, 2015. (3.2)
3.10	(26)	Amended and Restated Certificate of Designation of Series C Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on May 15, 2015. (3.3)
3.11	(26)	Certificate of Designation of Series D Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on May 15, 2015. (3.4)
3.12	(26)	Warrant to Purchase Common Stock, dated May 18, 2015. (3.5)
4.1	(4)	Specimen Common Stock Certificate
4.2	(4)	Specimen Unit Certificate
4.3	(4)	Specimen Warrant Certificate
4.4	(4)	Form of Unit Purchase Option to be granted to the representative
4.5	(8)	Registration Rights Agreement dated March 18, 2011
4.6	(14)	Stock Option Agreement between Cyalume Technologies Holdings, Inc. and East Shore Ventures, LLC (4.1)
4.7	(14)	Stock Option Agreement between Cyalume Technologies Holdings, Inc. and Dale S. Baker (4.2)
10.1	(4)	Form of Stock Escrow Agreement among the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders
10.2	(4)	Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and the Private Placement Purchasers
10.3	(5)	Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan
10.4	(6)	Share Purchase Agreement dated March 18, 2011
10.5	(7)	Amendment No. 1 to the Employee Agreement of Derek Dunaway dated May 9, 2011
10.6	(7)	Amendment No. 1 to the Employee Agreement of Edgar E. Cranor dated May 9, 2011
10.7	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Rodman Principal Investments, LLC dated June 30, 2011 (10.1)
10.8	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Winston Churchill dated July 7, 2011 (10.2)
10.9	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Thomas Rebar dated July 7, 2011 (10.3)
10.10	(8)	Securities Exchange Agreement between Cyalume Technologies Holdings, Inc. and Wayne Weisman dated July 7, 2011 (10.4)
10.11	(9)	Amendment No. 2 to the Employee Agreement of Derek Dunaway (10.5)
10.12	(9)	Amendment No. 1 to the Employee Agreement of Michael Bielonko (10.6)
10.13	(9)	Amendment No. 2 to the Employee Agreement of Edgar E. Cranor (10.7)
10.14	(9)	Asset Purchase Agreement dated August 31, 2011 among Cyalume Technologies Holdings, Inc., Cyalume Specialty Products, Inc., JFC Technologies, LLC and Selling Members of Seller (10.8)
10.15	(9)	Registration Rights Agreement between Cyalume Technologies Holdings, Inc., James G. Schleck, James R. Schleck, Jame Fine Chemical, Inc., and JFC Technologies, LLC dated as of August 31, 2011 (10.9)
10.16	(9)	Lease Agreement between Brook Industrial Park, LLC and Cyalume Specialty Products, Inc. (10.10)
10.17	(10)	Stock Purchase Agreement dated December 22, 2011 among Cyalume Technologies Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., and Antonio Colon (10.27)

10.18	(10)	Registration Rights Agreement, dated as of December 22, 2011, between Cyalume Technologies Holdings, Inc., and Antonio Colon (10.28)
10.19	(10)	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement between Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., Cyalume Realty, Inc., Cyalume Specialty Products, Inc. and TD Bank, N.A. dated March 30, 2012 (10.30)
10.20	(10)	Second Amendment to Subordinated Loan Agreement between Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc., Combat Training Solutions, Inc., Cyalume Realty, Inc., Cyalume Specialty Products, Inc., Granite Creek Partners Agent, LLC, Granite Creek Flexcap I, L.P. and Patriot Capital II, L.P. dated March 30, 2012 (10.31)
10.21	(11)	Services Agreement by and among the Company, Cyalume Technologies, Inc. and East Shore Ventures, LLC dated as of April 2, 2012 (10.1)
10.22	(11)	Inducement Agreement by and between East Shore Ventures, LLC and Zivi Nedivi (10.2)
10.23	(11)	Separation Agreement and General Release by and between Cyalume Technologies, Inc. and Derek Dunaway effective as of April 2, 2012 (10.3)
10.24	(12)	Amended and Restated Employment Agreement of Michael Bielonko, Chief Financial Officer, Cyalume Technologies, Inc. (10.1)
10.25	(12)	Separation and Release Agreement between Monte L. Pickens and Cyalume Technologies, Inc. (10.2)
10.26	(13)	Employment Agreement between Daniel S. Baker and Cyalume Technologies, Inc. effective September 10, 2012 (10.1)
10.27	(14)	Amendment No. 1 to Services Agreement dated September 10, 2012 between Cyalume Technologies Holdings, Inc., Cyalume Technologies, Inc., and East Shore Ventures, LLC (10.1)
10.28	(15)	Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement effective December 28, 2012 with TD Bank, N.A. (10.1)
10.29	(15)	Third Amendment to Subordinated Loan Agreement effective December 28, 2012 with Granite Creek Flexcap I, L.P. and Patriot Capital II, L.P., and Granite Creek Partners Agent, L.L.C (10.2)
10.30	(16)	Amendment Agreement dated December 27, 2012 by and among the Cyalume Technologies Holdings, Inc., Cyalume Specialty Products, Inc., JFC Technologies, LLC and James G. Schleck (10.1)
10.31	(16)	Unsecured Promissory Note dated December 31, 2012 with JFC Technologies, LLC (10.2)
10.32	(17)	Employment Agreement, effective as of November 1, 2011, between Cyalume Specialty Products, Inc. and James G. Schleck (10.3)
10.33	(17)	First Amendment to Employment Agreement, dated December 27, 2012, between Cyalume Specialty Products, Inc. and James G. Schleck (10.4)
10.36	(19)	Securities Purchase Agreement, dated November 19, 2013, between the Company and the Investor. (10.1)
10.37	(19)	Registration Rights Agreement, dated November 19, 2013, between the Company and the Investor. (10.2)
10.38	(19)	Release and Escrow Agreement, dated November 19, 2013, among the Company, CTI, Cova and the Investor. (10.3)
10.39	(19)	Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated November 19, 2013. (10.4)
10.40	(19)	Fourth Amendment to Subordinated Loan Agreement, dated November 19, 2013. (10.5)
10.41	(19)	Amended and Restated Promissory Note, dated November 19, 2013. (10.6)
10.42	(20)	Separation and Release Agreement, dated December 31, 2013, between Cyalume Specialty Products, Inc. and James G. Schleck. (10.42)
10.43	(20)	Consulting Agreement, dated December 31, 2013, between Cyalume Specialty Products, Inc. and James G. Schleck. (10.43)
10.44	(21)	Amendment to Consulting Agreement between Cyalume Specialty Products, Inc. and James G. Schleck. (10.1)
10.45	(22)	Securities Purchase Agreement, dated July 30, 2014. (10.1)
10.46	(22)	Registration Rights Agreement, dated July 30, 2014. (10.2)
10.47	(22)	Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Limited Consent and Waiver, dated July 30, 2014. (10.3)
10.48	(22)	Amendment No. 1 to Amended and Restated Promissory Note, dated July 30, 2014. (10.4)
10.49	(22)	Consent and Waiver Agreement, dated July 30, 2014. (10.5)
10.50	(23)	Confidential Settlement Agreement and Mutual Release dated July 10. 2014. (10.1)
10.51	(24)	2014 Equity Incentive Plan.
10.52	(25)	Employment Agreement between Cyalume Technologies, Inc., Cyalume Technologies Holdings, Inc. and Zivi Nedivi, dated as of February 1, 2015. (10.1)
10.53	(26)	Credit Agreement, dated May 18, 2015. (10.1)
10.54	(26)	Subscription Agreement, dated May 18, 2015. (10.2)
10.55	(26)	Registration Rights Agreement, dated May 18, 2015. (10.3)
10.56	(27)	Second Amendment to Confidential Settlement Agreement and Mutual Release. (10.1)
10.57	(27)	First Amendment to Credit Agreement, dated as of August 3, 2015. (10.2)
10.58	(28)	Supply Agreement between Cyalume Technologies, Inc. (f/k/a Omniglow Corporation) and LC Ind., Inc., dated June 2004 (confidential treatment has been requested for certain portions of this agreement which have been redacted). (10.21)
10.59	(28)	Supply Agreement between Cyalume Technologies S.A. and NATO Maintenance and Supply Agency dated July 28, 2008 (confidential treatment has been requested for certain portions of this agreement which have been redacted). (10.22)
10.60	(28)	Supplemental Agreement No. 1, dated July 28, 2008, to the Supply Agreement between Cyalume Technologies S.A. and NATO Maintenance and Supply Agency dated July 28, 2008 (confidential treatment has been requested for certain portions of this agreement which have been redacted). (10.23)
10.61	(28)	Supply Agreement between Cyalume Technologies S.A. and NATO Maintenance and Supply Agency dated August 20, 2008 (confidential treatment has been requested for certain portions of this agreement which have been redacted). (10.24)
10.62	(28)	Supplemental Agreement No. 2, dated October 6, 2008, to the Supply Agreement between Cyalume Technologies S.A. and NATO Maintenance and Supply Agency dated July 28, 2008 (confidential treatment has been requested for certain portions of this agreement which have been redacted). (10.25)
10.63	(28)	Supplemental Agreement No. 3, dated October 6, 2008, to the Supply Agreement between Cyalume Technologies S.A. and NATO Maintenance and Supply Agency dated July 28, 2008 (confidential treatment has been requested for certain portions of this agreement which have been redacted). (10.26)
10.64	*	Employment Agreement, effective as of October 28, 2016, between Cyalume Technologies, Inc. and Andrea Settembrino.
14.1	(10)	Code of Conduct and Ethics (14.1)
16.1	(18)	Letter from CCR LLP

21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Database
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Current Report on Form 8-K dated February 14, 2008 and filed with the Commission February 21, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K dated October 22, 2008 and filed with the Commission November 4, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K dated December 17, 2008 and filed with the Commission December 23, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-127644) filed August 18, 2005.
(5)	Incorporated by reference to Exhibit A of the definitive Proxy Statement filed with the Commission April 30, 2009 pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.
(6)	Incorporated by reference to the Current Report on Form 8-K dated March 18, 2011 and filed with the Commission March 21, 2011.
(7)	Incorporated by reference to our Form 10-Q dated June 30, 2011 and filed with the Commission August 10, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(8)	Incorporated by reference to the Current Report on Form 8-K dated June 30, 2011 and filed with the Commission July 7, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(9)	Incorporated by reference to our Form 10-Q dated September 30, 2011 and filed with the Commission November 14, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(10)	Incorporated by reference to our Form 10-K dated December 31, 2012 and filed with the Commission April 16, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.
(11)	Incorporated by reference to the Current Report on Form 8-K dated March 30, 2012 and filed with the Commission April 5, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(12)	Incorporated by reference to the Current Report on Form 8-K dated April 19, 2012 and filed with the Commission April 25, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(13)	Incorporated by reference to the Current Report on Form 8-K dated July 19, 2012 and filed with the Commission July 25, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(14)	Incorporated by reference to the Current Report on Form 8-K dated September 10, 2012 and filed with the Commission September 12, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(15)	Incorporated by reference to the Current Report on Form 8-K dated December 20, 2012 and filed with the Commission December 31, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(16)	Incorporated by reference to the Current Report on Form 8-K dated December 27, 2012 and filed with the Commission January 2, 2013. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(17)	Incorporated by reference to the Current Report on Form 8-K dated December 31, 2012 and filed with the Commission January 7, 2013. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(18)	Incorporated by reference to the Current Report on Form 8-K dated November 28, 2011 and filed with the Commission December 2, 2011.
(19)	Incorporated by reference to the Current Report on Form 8-K dated November 22, 2013 and filed with the Commission on that date. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(20)	Incorporated by reference to our Form 10-K dated December 31, 2014 and filed with the Commission on April 15, 2014. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.
(21)	Incorporated by reference to our Form 10-Q dated March 31, 2014 and filed with the Commission on May 20, 2014. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(22)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 5, 2014. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(23)	Incorporated by reference to our Form 10-Q dated June 30, 2014 and filed with the Commission on August 14, 2014. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(24)	Incorporated by reference to Exhibit B to our definitive information statement on Schedule 14C filed with the Commission on January 26, 2015.
(25)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on February 3, 2015. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(26)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on May 21, 2015. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(27)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 6, 2015. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(28)	Incorporated by reference to the Form 10-K for the period ended December 31, 2009 filed with the Commission on March 22, 2010. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyalume Technologies Holdings, Inc.

Date: March 28, 2017	By:	/s/ Zivi Nedivi
Zivi Nedivi, President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zivi Nedivi	President, Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2017
Zivi Nedivi

/s/ Andrea Settembrino	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2017
Andrea Settembrino

/s/ Thomas G. Rebar	Director and Chairman	March 28, 2017
Thomas G. Rebar

/s/ Yaron Eitan	Director and Vice Chairman	March 28, 2017
Yaron Eitan

/s/ Ji Ham	Director	March 28, 2017
Ji Ham

/s/ Jason Epstein	Director	March 28, 2017
Jason Epstein

/s/ John Meyer, Jr.	Director	March 28, 2017
John Meyer, Jr.

/s/ Michael Barry	Director	March 28, 2017
Michael Barry

/s/ Andrew Intrater	Director	March 28, 2017
Andrew Intrater

/s/ James Schleck	Director	March 28, 2017
James Schleck

INDEX TO FINANCIAL STATEMENTS

Cyalume Technologies Holdings, Inc.

Years ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyalume Technologies Holdings, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Cyalume Technologies Holdings, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive income, changes in preferred stock and stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyalume Technologies Holdings, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

March 28, 2017

Cyalume Technologies Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash	$2,753	$1,526
Accounts receivable, net of allowance for doubtful accounts of $8 and $5, respectively	3,379	4,299
Inventories, net	8,384	7,528
Income taxes refundable	187	442
Prepaid expenses and other current assets	1,078	1,388
Total current assets	15,781	15,183

Property, plant and equipment, net	7,036	6,795
Goodwill	7,992	7,992
Other intangible assets, net	4,951	5,691
Total assets	$35,760	$35,661
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Line of credit	$0	$1,000
Current portion of notes payable	1,066	274
Accounts payable	1,643	947
Accrued expenses	4,236	3,858
Deferred revenue and deferred rent	37	125
Income taxes payable	82	327
Warrants liability	72	54
Total current liabilities	7,136	6,585

Notes payable, net of current portion	11,752	15,207
Deferred income taxes	626	567
Asset retirement obligation	226	214
Other noncurrent liabilities, net of current portion	88	81
Total liabilities	19,828	22,654
Commitments and contingencies (Note 16)

Series C preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	2,665	2,367
Series D convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 10 shares issued and outstanding	2,751	2,751
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 123,097 shares issued and outstanding	5,784	5,137

Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	1,401	1,401
Common stock, $0.001 par value; 150,000,000 shares authorized; 21,400,244 shares issued and outstanding	21	21
Additional paid-in capital	102,031	102,624
Accumulated deficit	(97,618)	(100,315)
Accumulated other comprehensive loss	(1,103)	(979)
Total stockholders’ equity	4,732	2,752
Total liabilities, preferred stock and stockholders’ equity	$35,760	$35,661

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except share and per share information)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2016	2015
Revenues	$41,268	$37,842
Cost of revenues	20,768	20,448
Gross profit	20,500	17,394

Other expenses (income):
Sales and marketing	2,717	2,375
General and administrative	8,842	7,576
Research and development	1,535	1,396
Interest expense, net	2,851	2,934
Interest expense – related party	0	100
Amortization of intangible assets	960	954
Legal settlement	55	(1,381)
Change in fair value of warrants liability	18	29
Other expenses (income), net	10	(73)
Total other expenses	16,988	13,910

Income before income taxes	3,512	3,484
Provision for income taxes	815	209
Net income	$2,697	$3,275

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(124)	$(318)
Other comprehensive loss	(124)	(318)
Comprehensive income	$2,573	$2,957

Net income	$2,697	$3,275
Series A convertible preferred stock dividends	(647)	(573)
Series C preferred stock dividends	(298)	(264)
Net income available to common stockholders – basic	$1,752	$2,438
Convertible related party promissory note	0	45
Series A convertible preferred stock dividends	647	573
Net income available to common stockholders – diluted	$2,399	$3,056

Earnings per common share:
Basic	$0.08	$0.11
Diluted	$0.02	$0.03

Weighted average outstanding common shares used to compute earnings per common share:
Basic	21,400,244	21,400,244
Diluted	107,353,751	102,376,045

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Changes in Preferred Stock and Stockholders’ Equity

(in thousands, except shares)

	Series A Convertible Preferred Stock		Series C Preferred Stock		Series D Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2014	123,077	$4,564	1,000	$2,103	0	$0	1,000	$1,401	21,400,244	$21	$103,014	$(103,590)	$(661)	$185
Dividends accrued on Series A and Series C preferred stock	0	573	0	264	0	0	0	0	0	0	(837)	0	0	(837)
Issuance of Series A & D convertible preferred stock	20	0	0	0	10	2,751	0	0	0	0	0	0	0	0
Relative fair value allocated to Dragonfly warrant issued	0	0	0	0	0	0	0	0	0	0	43	0	0	43
Share-based compensation	0	0	0	0	0	0	0	0	0	0	404	0	0	404
Net income	0	0	0	0	0	0	0	0	0	0	0	3,275	0	3,275
Other comprehensive loss	0	0	0	0	0	0	0	0	0	0	0	0	(318)	(318)
Balance at December 31, 2015	123,097	$5,137	1,000	$2,367	10	$2,751	1,000	$1,401	21,400,244	$21	$102,624	$(100,315)	$(979)	$2,752
Dividends accrued on Series A and Series C preferred stock	0	647	0	298	0	0	0	0	0	0	(945)	0	0	(945)
Share-based compensation	0	0	0	0	0	0	0	0	0	0	352	0	0	352
Net income	0	0	0	0	0	0	0	0	0	0	0	2,697	0	2,697
Other comprehensive loss	0	0	0	0	0	0	0	0	0	0	0	0	(124)	(124)
Balance at December 31, 2016	123,097	$5,784	1,000	$2,665	10	$2,751	1,000	$1,401	21,400,244	$21	$102,031	$(97,618)	$(1,103)	$4,732

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,697	$3,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	888	1,228
Amortization of intangible assets, debt issuance costs and debt discount	1,957	1,855
Provision for deferred income taxes	73	138
Share-based compensation expense	352	404
Change in fair value of derivatives	0	(29)
Change in fair value of warrants liability	18	29
Non-cash interest expense	0	414
Legal settlement	0	(1,381)
Loss on disposal of property, plant and equipment	27	0
Other non-cash expenses	52	18
Changes in operating assets and liabilities:
Accounts receivable	890	(154)
Inventories	(894)	203
Prepaid expenses and other current assets	20	23
Restricted cash	153	(153)
Accounts payable and accrued liabilities	1,098	(21)
Accrued interest on note payable to related party	0	(504)
Deferred revenue and deferred rent	(88)	(56)
Income taxes payable	7	(743)
Change in legal obligation – settlement payments	0	(1,400)
Net cash provided by operating activities	7,250	3,146

Cash flows from investing activities:
Purchases of long-lived assets	(1,189)	(1,034)
Payments for intangibles	(239)	(157)
Net cash used in investing activities	(1,428)	(1,191)

Cash flows from financing activities:
(Repayments on) proceeds from TD Bank line of credit, net	0	(2,050)
Principal repayments on CTI long term notes payable	0	(15,880)
(Repayments) borrowings on Monroe line of credit, net	(1,000)	1,000
(Repayments) borrowings on Monroe long term notes payable, net of repayments	(3,311)	18,619
Repayment of related party note payable	0	(2,100)
Principal payments on capital lease obligations	0	(7)
Repayment of legal settlement promissory note	(215)	(215)
Payment of debt issuance and deferred financing costs	0	(2,118)
Net cash used in financing activities	(4,526)	(2,751)

Effect of exchange rate changes on cash	(69)	(36)
Net increase (decrease) in cash	1,227	(832)
Cash, beginning of period	1,526	2,358
Cash, end of period	$2,753	$1,526

The accompanying notes are an integral part of these consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Consolidated Financial Statements

1.	BACKGROUND AND DESCRIPTION OF BUSINESS

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

CTS provides customers with battlefield effects simulation products.

The Company’s business is managed and financial results are reported as one segment. The CEO, who is the chief operating decision maker, focuses on consolidated results to make strategic and tactical decisions. The Company’s one operating segment consists of three reporting units: Chemical Light (the operations of CTI, CTS and CTSAS), Specialty Products (the operations of CSP) and Other (the holding company CT SAS Holdings and the parent company Cyalume Technologies Holdings, Inc.).

2.	SIGNIFICANT ACCOUNTING POLICIES

Foreign Operations

The accounting records of our France-based subsidiary CTSAS are maintained in Euros, their local and functional currency. For consolidation, revenue and expense transactions are translated to U.S. dollars using the average exchange rate of the month in which the transaction took place. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are translated to U.S. dollars using the exchange rate in effect as of the date of the equity transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains and losses resulting from transactions which are denominated in other than the functional currency are reported as other income or loss in the statement of comprehensive income in the period the gain or loss occurred.

Comprehensive Income

Comprehensive income accounts for changes in stockholders’ equity resulting from non-stockholder sources. All transactions that would cause comprehensive income to differ from net income have been recorded and disclosed and relate to the translation of the accounting records of our France-based subsidiary CTSAS.

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

Inventories

Inventories are stated at the lower of cost (on a first-in first-out (“FIFO”) method) or market. The cost of inventory consists of raw material content, labor costs to produce the inventory and overhead costs incurred during production of the inventory. The Company periodically reviews the realizability of inventory. Provisions are recorded for potential obsolescence which requires management’s judgment. Conditions impacting the realizability of inventory could cause actual write-offs to be materially different than provisions for obsolescence.

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

Useful lives
Patents and developed technologies	(1)
Purchased customer relationships	9 – 13 years
Trademarks and trade names	(2)
Non-compete agreements	5 years

(1)	Each patent has its own legal expiration date and, therefore, its own useful life. Generally, our patents’ legal lives begin when the related patent application is filed with the relevant government authority and ends 20 years thereafter. Amortization on patent costs begins when the relevant government authority approves the related patent. Patents that have been recorded as of December 31, 2016 are expected to expire by 2035. Impairment charges, if any, are recorded in the period in which the impairment is determined.

(2)	Trademarks and trade names of CTI are deemed to have a useful life of 15 years. CTI’s trademarks and trade names are reviewed for impairment whenever events or changes in circumstances indicate that those carrying amounts may not be recoverable. Impairment charges, if any, are recorded in the period in which the impairment is determined.

Debt Issuance and Deferred Financing Costs

Costs paid to lenders to obtain financing presented as discounts on the related debt and costs paid to third parties presented as a direct reduction from the carrying amount of the related debt (see Note 11) are amortized to interest expense over the term of the related financing, using the effective interest method, unless the financing is a line of credit. Debt issuance costs incurred in connection with the Company’s Monroe Line of Credit are amortized on a straight-line basis over the term of the Monroe Credit Agreement and are included in Prepaid expenses and other current assets (see Note 5) within the Company’s consolidated balance sheets.

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

Warrants Liability

The Company uses fair values as determined by significant unobservable inputs. These estimated values are significant inputs into the Black Scholes pricing model used to calculate the estimated fair value of common warrants potentially settleable in cash, which are recorded as warrants liability. The estimated fair value of the common warrants are determined at each balance sheet date and the change in the estimated fair value of the warrants is reflected within the Company’s statements of comprehensive income.

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

Shipping and Handling Costs

Outbound shipping and handling costs are included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income. These costs were approximately $243,000 and $231,000 for the years ended December 31, 2016 and 2015, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income. Advertising expense was approximately $302,000 and $67,000 for the years ended December 31, 2016 and 2015, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of December 31, 2016 or 2015.

Interest on tax deficiencies is classified as interest expense and income tax penalties are classified as other expense.

In September 2015, the IRS completed an audit of our tax return for the year 2013. There were no adjustments to our 2013 tax return. The tax returns filed for the 2015 and 2014 years are still open for audit. The tax return for 2015 was filed on September 9, 2016 under a filing extension. The tax return for 2016 is expected to be filed under a filing extension prior to September 15, 2017.

Net Income per Common Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the basic weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of (i) shares issuable upon the exercise of warrants and options (using the “treasury stock” method), (ii) unvested restricted stock awards (using the “treasury stock” method) and (iii) shares issuable upon conversion of convertible notes and convertible preferred stock using the “if-converted” method.

	(in thousands, except shares and per share information)
	Year Ended December 31,
	2016	2015
Numerator (in thousands):
Net income	$2,697	$3,275
Series A convertible preferred stock dividends	(647)	(573)
Series C preferred stock dividends	(298)	(264)
Net income available to common stockholders – basic	$1,752	$2,438
Effect of dilutive securities:
Add: Convertible related party promissory note	0	45
Add: Series A convertible preferred stock dividends	647	573
Income available to common stockholders – diluted	$2,399	$3,056

Denominator:
Weighted average common shares outstanding – basic	21,400,244	21,400,244
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series A convertible preferred stock	42,331,462	37,598,865
Assumed conversion of Series B convertible preferred stock	35,713,147	35,713,147
Assumed conversion of Series D convertible preferred stock	7,528,078	4,661,221
Convertible related party note	0	2,766,876
Warrants	371,701	234,214
Options	9,119	1,478
Weighted average common shares outstanding – diluted	107,353,751	102,376,045

Earnings per common share:
Basic	$0.08	$0.11
Diluted	$0.02	$0.03

The following potentially dilutive common share equivalents were excluded from the calculation of diluted earnings per common share because their effect was antidilutive for each of the periods presented:

	Year Ended December 31,
	2016	2015
Options	10,420,573	10,505,322
Warrants	455,514	455,514

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard relates to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance.  The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company is in the initial stages of evaluating the effect of adopting ASU 2014-09 on its consolidated financial statements. The planned approach includes performing a detailed review of key contracts representative of the different businesses and comparing historical accounting policies and practices to the new accounting guidance. The Company will continue its evaluation of the standards update through the date of adoption. The Company plans to adopt this standard utilizing the modified retrospective approach.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 states that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, are required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation resulted in debt issuance costs being presented the same way debt discounts have historically been handled. ASU 2015-03 does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance was effective for the Company as of January 1, 2016 and adopted. This new guidance reduced total assets and total long-term debt on its condensed consolidated balance sheets by amounts classified as deferred debt issuance costs relating to the Company’s Term A Loan and Delayed Draw Loan, but did not have any other effect on its condensed consolidated financial statements when adopted.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. This guidance is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect ASU 2015-11 to have a material impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases   (Topic 842) (“ASU 2016-02”), which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are largely similar to those applied in current lease accounting. This standard will result in extensive qualitative and quantitative disclosure changes. This standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. While the Company is currently assessing the impact ASU No. 2016-02 will have on its consolidated financial statements, the Company expects the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancellable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Current minimum commitments under noncancellable operating leases are disclosed in Note 16, Commitments and Contingencies.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The purpose of the update is to simplify several areas of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2016-19 to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how certain cash receipts and payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. With this standard, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its statement of cash flows and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”) which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted and applied prospectively. The Company does not expect ASU 2017-04 to have a material impact on its financial statements.

3.	IMPAIRMENT REVIEWS

Management conducts annual impairment reviews as of August 31, and, if conditions warrant, interim reviews of long-lived tangible and intangible assets for impairment. Before assessing whether any of the Company’s reporting units’ goodwill is impaired, the Company first assesses whether any long-lived assets were impaired. Goodwill is subject to annual impairment reviews as of August 31, and, if conditions warrant, interim reviews based upon its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined. There were no impairment charges during 2016 and 2015.

4.	INVENTORIES

Inventories, net consist of the following (all amounts in thousands):

	2016	2015
Raw materials	$4,568	$4,406
Work-in-process	2,267	1,809
Finished goods	1,549	1,313
	$8,384	$7,528

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (all amounts in thousands):

	2016	2015
Prepaid expenses	$617	$594
Debt issuance costs	456	591
Restricted cash(1)	0	153
Other current assets	5	50
	$1,078	$1,388

(1)	As of December 31, 2015, the Company had cash collateralizing a letter of credit for approximately $153,000 which was used to facilitate purchases from overseas vendors. This letter of credit matured on February 22, 2016 and was included in “Prepaid expenses and other current assets” in the Company’s Consolidated Balance Sheet as of December 31, 2015.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (all amounts in thousands):

	2016	2015
Land	$1,248	$1,252
Building and improvements	4,140	3,890
Machinery and equipment	9,498	8,877
Leasehold improvements	494	322
Furniture and fixtures	150	140
Software	157	132
	15,687	14,613
Less: accumulated depreciation and amortization	(8,651)	(7,818)
	$7,036	$6,795

Depreciation and amortization on property, plant and equipment was approximately $0.9 million during the year ended December 31, 2016 and was approximately $1.2 million during the year ended December 31, 2015.

7.	GOODWILL

Goodwill represents the excess of the cost of acquiring CTI and CTSAS in 2008 and CSP and CTS in 2011 over the net fair value assigned to the assets acquired and liabilities assumed in those acquisitions, net of adjustments and impairment losses. Changes in the carrying amount of goodwill consist of the following (all amounts in thousands):

	CTI/CTSAS/CTS Chemical Light	CSP	Total Consolidated Goodwill
Balance on December 31, 2014 (1)	$5,014	$2,978	$7,992
Impairment loss (see Note 3)	0	0	0
Balance on December 31, 2015 (1)	$5,014	$2,978	$7,992
Impairment loss (see Note 3)	0	0	0
Balance on December 31, 2016 (2)	$5,014	$2,978	$7,992

(1)(2)	Gross amount of goodwill was approximately $67.7 million as of December 31, 2016 and 2015. Accumulated impairment losses incurred prior to 2016 were approximately $59.7 million as of December 31, 2016 and 2015.

8.	OTHER INTANGIBLE ASSETS

Intangible assets as of December 31, 2016 consist of the following (all amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value
Developed technologies, including patents (1)	$8,946	$7,229	$1,717
Trademarks and trade names (4)	1,076	499	577
Purchased customer relationships (2)	8,306	5,824	2,482
Non-compete agreements (3)	160	160	0
Website development costs	196	21	175
	$18,684	$13,733	$4,951

Intangible assets as of December 31, 2015 consist of the following (all amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value
Developed technologies, including patents (1)	$8,865	$6,903	$1,962
Trademarks and trade names (4)	1,070	450	620
Purchased customer relationships (2)	8,368	5,314	3,054
Non-compete agreements (3)	160	139	21
Website development costs	42	8	34
	$18,505	$12,814	$5,691

(1)	Includes a patent obtained in the acquisition of CSP with a cost of $50,000 that is expected to be fully amortized in August 2026 and also includes $17,000 of CTS patents which were transferred to CTI in 2014.

(2)	Includes customer relationships obtained in the acquisition of CSP with a cost of $920,000 that is expected to be fully amortized in December 2019. $60,000 of CTS customer relationships was transferred to CTI in 2014.

(3)	Includes a non-compete agreement obtained in the acquisition of CSP with a cost of $160,000 which was fully amortized in August 2016.

(4)	Includes CTI trademarks and trade names.

Trademarks can be renewed without substantial cost. If trademark and trade names are not renewed, then expected future cash flows associated with trademarks and trade names could be adversely affected.

Amortization of intangible assets was approximately $1.0 million for both the years ended December 31, 2016 and 2015.

During 2016, the Company capitalized approximately $6,000 and $80,000 of costs paid to third parties to create or defend trademarks and patents, respectively. During 2015, the Company capitalized approximately $2,000 and $130,000 of costs paid to third parties to create or defend trademarks and patents, respectively. The Company expects the patent-related costs to be amortized over approximately 20 years. The Company does not consider any intangible assets to have residual value.

The future amortization expense relating to finite-lived intangible assets for the next five years and beyond is estimated at December 31, 2016 to be (all amounts in thousands):

Year Ending December 31,
2017	$936
2018	925
2019	855
2020	715
2021	667
Thereafter	853
$4,951

9.	DEBT ISSUANCE COSTS

Debt issuance costs consist of unamortized costs paid to third parties in connection with the Company’s debt (see Note 11). Debt issuance costs are amortized to interest expense using the effective interest method. Amortization of capitalized debt issuance costs was approximately $369,000 and $240,000 for the years ended December 31, 2016 and 2015, respectively.

The future amortization expense relating to current and noncurrent capitalized debt issuance costs is approximately $1.2 million and will be amortized to interest expense using the effective interest method through 2020.

10.	ACCRUED EXPENSES

Accrued expenses consist of the following (all amounts in thousands):

	2016	2015
Payroll-related (1)	$2,416	$2,727
Interest payable	15	9
Professional fees	168	101
Franchise and sales tax payable	1	18
Warranty reserve and returns reserve	437	28
Other	1,199	975
	$4,236	$3,858

(1)	Accrued payroll-related costs as of December 31, 2016 include approximately $1.6 million of accrued bonus costs and approximately $7,000 of accrued severance costs. Accrued payroll-related costs as of December 31, 2015 include approximately $1.8 million of accrued bonus costs and approximately $124,000 of accrued severance costs.

11.	CREDIT LINE AND NOTES PAYABLE

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

Pursuant to the terms of the Monroe Credit Agreement, the Company must maintain: (i) a fixed charge coverage ratio of 1.25 to 1.00; (ii) a senior debt to EBITDA ratio of 4.50 to 1.00 initially, decreasing to 1.50 to 1.00 over the term of the loans; and (iii) a twelve month trailing EBITDA, measured quarterly, in the amount of $4,750,000 initially, increasing to $7.0 million over the term of the loans. The Company was in compliance with the financial covenants related to these loans as of December 31, 2016.

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

Line of Credit

The Monroe Line of Credit has a maximum borrowing capacity of $5.0 million, bears interest at a rate of the one-month LIBOR plus 9% and expires on May 18, 2020. The Monroe Line of Credit replaced the Company’s previous line of credit with TD Bank N.A. (“TD Bank”). The amount which may be borrowed under the Monroe Line of Credit is dependent mainly on accounts receivable and inventory balances. Under the terms of the Monroe Credit Agreement, the Company is able to borrow under the Monroe Line of Credit in an amount not to exceed the lesser of: (i) $5.0 million and (ii) the sum of 85% of all eligible accounts receivable plus 60% of all eligible inventory. Interest is payable monthly and the Monroe Line of Credit’s interest rate at December 31, 2016 was 10%. This line of credit is subject to various restrictive covenants and collateral guarantees. At December 31, 2016, there were no outstanding borrowings on the Monroe Line of Credit and availability under the Company’s revolving credit facility was approximately $3.9 million.

CTSAS has lines of credit, for borrowing against receivables, with a combined maximum borrowing capacity of €750,000 (or approximately $789,000 as of December 31, 2016). There were no outstanding borrowings at December 31, 2016 or December 31, 2015. The lines’ interest rates are variable, based on the 3-month Euro Interbank Offered Rate. The lines are collateralized by primarily CTSAS accounts receivable. The lines have indefinite termination dates but can be renegotiated periodically.

Notes Payable

Outstanding notes payable consist of (all amounts in thousands):

	2016	2015
Monroe Term A Loan	$14,042	$17,138
Delayed Draw Loan	1,266	1,481
Promissory Note Payable	430	645
Total	15,738	19,264
Less: Unamortized debt discount and unamortized debt issuance costs	(2,920)	(3,783)
Less: Current portion of notes payable, including current portion of unamortized debt discount and current portion of unamortized debt issuance costs	(1,066)	(274)
Notes payable, net of current portion	$11,752	$15,207

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

On July 29, 2010, the subordinated term loan of $8.5 million (the “Subordinated Term Loan”) was issued to Granite Creek Partners Agent, LLC (“Granite Creek”) and on November 19, 2013, the Company entered into a Fourth Amendment to the Subordinated Term Loan (the “Subordinated Amendment”) which extended the maturity date to June 30, 2016. Pursuant to the Subordinated Amendment, interest was being accrued in kind monthly at a rate of 11% per annum. No principal payments were required until maturity. The Subordinated Term Loan was convertible at any time by Granite Creek into 2,666,667 shares of common stock at a conversion price of approximately $3.19 per share. No portion of the Subordinated Term Loan was converted to the Company’s common stock. The Company previously determined that the convertible notes’ conversion feature was not a beneficial conversion feature under U.S. GAAP. Simultaneous with the issuance of the Subordinated Term Loan during 2010, the Company issued warrants to repay certain costs of obtaining the convertible notes. These warrants allowed the holder to purchase 160,000 shares of common stock at $1.50 per share through July 19, 2018. A portion of the $8.5 million gross proceeds from the issuance of the loan was allocated to the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants was recorded as a debt discount and an increase to additional paid-in capital. The warrant’s fair value was increased in 2012 due to (i) a decrease in the exercise price of the warrants and (ii) an extension of the term of the warrant. The warrants were amended again during 2013 in connection with the Senior Amendment described above. An additional amount was added to debt discount and warrant liability during 2013 relating to (i) another decrease in the exercise price of the warrants to $0.01, (ii) an extension of the term of the warrants, and (iii) an increase to the number of shares of common stock that may be purchased upon exercise of the warrants to 455,514 shares of common stock that may be purchased. The debt discount was being amortized to interest expense using the effective interest method over the life of the convertible notes which had a maturity date of June 30, 2016. As a result of the amendment to the warrants in 2013, the warrants are no longer indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability. The warrant liability relating to the 455,514 shares of common stock which may be purchased upon exercise of the warrants is approximately $72,000 as of December 31, 2016 (see Note 18).

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

Interest costs during 2016 and 2015 for the Monroe Term A Loan and the Delayed Draw Loan are as follows (all amounts in thousands):

	2016		2015
	Term A Loan	Delayed Draw Loan	Term A Loan	Delayed Draw Loan
Contractual interest coupon rate	$1,625	$144	$1,125	$65
Amortization of related debt discount and debt issuance costs	776	86	411	30
Total interest expense recognized on the Monroe debt	$2,401	$230	$1,536	$95

The effective interest rate on the Term A loan is approximately 19% and the effective interest rate on the Delayed Draw Loan is approximately 22%.

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

Future Minimum Payments

As of December 31, 2016, future minimum payments due for notes payable for each of the five succeeding years and beyond are as follows (all amounts in thousands):

Year Ending December 31,
2017	1,940
2018	2,165
2019	1,950
2020	9,683
$15,738

Amortization of debt discount was approximately $628,000 and $661,000 for the years ended December 31, 2016 and 2015, respectively.

12.	RELATED PARTY TRANSACTIONS

Financing Arrangements with Related Parties

In December 2012, the Company entered into a $2.1 million unsecured promissory note with JFC Technologies, LLC (“JFC”), an entity controlled by James Schleck, a previous employee of CSP, who is an owner of a significant amount of the Company’s common shares and is a Board member. On November 19, 2013, the unsecured promissory note was amended (the “Amended JFC Note”). Pursuant to the Amended JFC Note (see Note 11), interest accrued at the rate of 12% per annum, retroactive to the date of the original note. On May 18, 2015, the Amended JFC Note of approximately $2.1 million and approximately $0.5 million of accrued interest on the Amended JFC Note were repaid in connection with the Company refinancing its debt. Pursuant to the Amended JFC Note, up to $1.0 million of the principal amount was convertible, at the option of JFC, into the number of shares of Series A Preferred Stock equal to the portion of the principal amount being converted divided by the conversion price of $32.50 per share. On May 18, 2015, $650 was converted into 20 shares of Series A Preferred Stock issued to James Schleck.

CSP leases property in Bound Brook, New Jersey, from Brook Industrial Park, LLC. This lease required monthly lease payments of approximately $30,000 and ended on August 31, 2016. This lease is currently on a month-to-month basis.

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

Other Related Party Transactions

CSP sells product to Organic Dyes and Pigments, LLC (“Organic Dyes”). Michael Barry, a Board member of the Company, owns approximately 19% of Organic Dyes. Revenue from this CSP customer was approximately $0.4 million and less than $0.1 million for the years ended December 31, 2016 and December 31, 2015, respectively. The accounts receivable balances due from Organic Dyes were less than $0.1 million as of December 31, 2016 and 2015.

13.	INCOME TAXES

The components of income (loss) before income taxes are as follows (all amounts in thousands):

	Year Ended December 31,
	2016	2015
Domestic	$2,945	$2,752
Foreign	567	732
	$3,512	$3,484

Provision for income taxes consisted of the following (all amounts in thousands):

	Year Ended December 31,
	2016	2015
Current:
Federal	$399	$(196)
State	81	(43)
Foreign	276	310
Deferred:
Federal	(128)	(101)
State	285	298
Foreign	(98)	(59)
Provision for income taxes	$815	$209

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary sources of these differences relate to the carrying value of identified intangible assets, inventories, fixed assets, certain accruals and reserves.

Deferred income tax assets and liabilities consist of the following (all amounts in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Federal	$13,040	$13,285
State	1,494	1,763
Foreign	0	0
Less: valuation allowance	(11,814)	(12,243)
	2,720	2,805
Deferred tax liabilities:
Federal	(2,441)	(2,385)
State	(632)	(616)
Foreign	(273)	(371)
	(3,346)	(3,372)
Deferred tax assets (liabilities)	$(626)	$(567)

Principal components of our net liability representing deferred income tax balances are as follows (all amounts in thousands):

	December 31,
	2016	2015
Intangible assets	$725	$566
Property, plant and equipment	(724)	(622)
U.S. loss carryforwards and tax credits, net (1)	9,455	10,004
Subsidiary income (2)	(799)	(700)
Stock-based compensation expense	1,362	1,243
Reserves, accruals and other	600	430
State deferred tax asset	569	755
Valuation allowance	(11,814)	(12,243)
	$(626)	$(567)

(1)	The Company had federal net operating loss carryforwards amounting to approximately $3.1 million and $4.6 million at December 31, 2016 and 2015, respectively. The net operating loss carryforward at December 31, 2016 expires in fiscal years 2028 through 2035. Internal Revenue Code Section 382 limits utilization of these losses to approximately $0.4 million per year. It is possible that future changes in ownership could result in changes to the amounts allowed by IRC Section 382. State net operating loss carryforwards amounted to approximately $5.7 million and $8.4 million as of December 31, 2016 and 2015, respectively.

(2)	A deferred tax liability has been recorded for income taxes which may become payable upon distribution of earnings of CTSAS, our French subsidiary. The estimated amount of tax that might be payable with regard to any distribution for foreign subsidiary earnings is reported net of foreign taxes paid, which are creditable against our domestic tax liability. The Company does not permanently reinvest foreign subsidiary earnings. The Company continually evaluates this assertion; if the Company’s foreign business needs change, so may this assertion.

The realization of deferred income tax assets depends upon future taxable income in years before net operating loss carryforwards expire. The Company evaluates the recoverability of deferred income tax assets quarterly and if it is more likely than not that deferred income tax assets will not be recovered, a valuation allowance is established.

Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following (all amounts in thousands):

	Year Ended December 31,
	2016	2015
Provision for federal income taxes expected at 34% statutory rate	$1,194	$1,184
Increase (reduction) resulting from:
Tax on global activities, net of foreign tax credits	0	(394)
State income taxes, less federal income tax benefit	241	168
Change in R&D	(191)	0
Change in valuation allowance	(429)	(851)
Change in fair value of warrants	6	10
Legal settlement	0	(470)
Prior year true up	(26)	534
Other	20	28
Provision for income taxes	$815	$209

14.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Currency Forward Contracts

CTSAS’ functional currency is the Euro. Periodically, CTSAS purchases inventory from CTI, which requires payment in U.S. dollars. Beginning in 2009, and only under certain circumstances, the Company utilizes currency forward contracts to mitigate CTSAS’ exposure to changes in the Euro-to-U.S. dollar exchange rate upon payment of these inventory purchases. Such currency forward contracts typically have durations of less than six months. These currency forward contracts are reported at their fair value. This relationship has not been designated as a hedge and therefore all changes in these currency forward contracts’ fair value are recorded in other income, net within the accompanying consolidated statements of comprehensive income. There were no currency forward contracts outstanding at December 31, 2016 or December 31, 2015.

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

The following is a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation (all amounts in thousands):

	Year Ended December 31,
	2016		2015
Balance, beginning	$214		$204
Accretion expense	12		10
Balance, ending	$226	(1)	$214	(1)

(1)	The difference between the $214,000 liability as of December 31, 2015 and the estimated undiscounted future payments of $720,000 is estimated inflation between December 31, 2015 and December 19, 2038.

Accretion expense on the asset retirement obligation is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment, automobiles and other assets under cancelable and non-cancelable operating leases. Expenses associated with these leases totaled approximately $759,000 and $725,000 in 2016 and 2015, respectively.

Included in these leases is a market-based, related-party lease which CSP assumed in conjunction with the business combination. CSP entered into the lease with an entity controlled by one of our stockholders for industrial-use property located in Bound Brook, New Jersey, U.S.A. The lease ended on August 31, 2016, is now on a month-to-month basis, and had lease payments of $24,000 per month from September 1, 2011 through August 31, 2013. The monthly lease payment was adjusted to approximately $30,000 per month beginning September 1, 2013 to reflect changes in the average cost per square foot.

Future minimum lease payments under non-cancelable lease obligations at December 31, 2016 are as follows (all amounts in thousands):

Year Ending December 31,
2017	$290
2018	102
2019	42
2020	32
2021	0
$466

Legal

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2016 and 2015, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

On November 19, 2013, the Company entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with US VC Partners, L.P. (the “Series A Investor”) for the purchase by the Investor of 123,077 units of securities of the Company for an aggregate purchase price of $4.0 million (or $32.50 per unit). Each security issued is comprised of: 1) one share of Series A Convertible Preferred Stock of the Company, at a par value of $0.001 per share (the “Series A Preferred Stock”); 2) one common stock warrant ( the “Common Warrant”); and 3) one preferred stock warrant (the “Preferred Warrant”). Both the Common Warrant and the Preferred Warrant were terminated on July 30, 2014.

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

In connection with the Monroe refinancing transaction and the issuance of the Series D Preferred Stock, the Company allocated approximately $2.8 million to the Series D Preferred Stock on a relative fair value basis.

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

Warrants to purchase the Company’s common stock were outstanding as follows as of December 31, 2016:

Warrant Holder	Number of Shares Under Warrant	Number of Shares Exercisable Under Warrant	Exercise Price	Expiration Date
Granite Creek FlexCap I, L.P. (“Granite”)	267,950	267,950	$0.01	November 19, 2023
Patriot Capital II, L.P. (“Patriot”)	187,564	187,564	$0.01	November 19, 2023
Dragonfly Capital Partners, LLC (“Dragonfly”)	1,003,744	1,003,744	$0.05	May 18, 2020

As of December 31, 2016 and December 31, 2015, warrants to purchase 455,514 shares of the Company’s common stock which were not indexed to the Company’s stock were outstanding. These warrants are considered derivatives and therefore, are being accounted for as a liability (See Note 11).

The fair value as of December 31, 2016 of the Granite and Patriot Warrants is estimated using the Black-Scholes pricing model with the following inputs:

Granite and Patriot Warrants
Stock price of underlying equity	$0.16
Exercise price	$0.01
Expected term (years)	6.9
Risk-free interest rate	2.09%
Estimated dividend yield	None
Volatility	178.91%

The change in the fair value of the warrants liability during the year ended December 31, 2016 is as follows (amounts in thousands):

Granite and Patriot Warrants (see Note 11)
Warrant liability at December 31, 2015	$54
Change in fair value of warrants	18
Warrant liability at December 31, 2016	$72

Share-Based Compensation

On March 3, 2009, the Company’s Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2009 Omnibus Securities and Incentive Plan (the “2009 Plan”). The Plan was approved during the Company’s Annual Meeting of Stockholders on June 18, 2009. On October 7, 2014, the Company’s Board of Directors adopted the Cyalume Technologies Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved on February 15, 2015. The purpose of the 2009 Plan and the 2014 Plan is to benefit stockholders by assisting the Company in attracting, retaining and providing incentives to key management employees and non-employee directors of, and non-employee consultants to, Cyalume Technologies Holdings, Inc. and its subsidiaries, and to align the interests of such employees, non-employee directors and non-employee consultants with those of stockholders. Accordingly, the 2009 Plan and the 2014 Plan both provide for the granting of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided therein. Under the 2009 Plan, the Company was authorized to issue up to 2,650,000 shares. Under the 2014 Plan, the Company is authorized to issue up to 10,000,000 shares. As of December 31, 2016, 1,119,333 shares were outstanding under the 2009 Plan. As of December 31, 2016, 3,350,582 shares were outstanding under the 2014 Plan. Awards under the plans can impose various service periods and other terms upon the awardee; however, the maximum term of options or similar instruments granted under the plans is ten years.

Share-based awards are also issued that are not under either the 2009 Plan or the 2014 Plan. In September 2012, the Company awarded options to purchase the Company’s common stock to the Chief Operating Officer and the Chief Executive Officer. These options were not awarded under the 2009 Plan and these options were canceled on November 21, 2014.

These two canceled awards were replaced with options to the Chief Operating Officer to purchase 1,504,767 shares of common stock and options to the Chief Executive Officer to purchase 5,015,891 shares of common stock. Both replacement awards were made outside of the Company’s 2014 Plan and were granted with a $0.09 exercise price. Both replacement awards are included in the section titled “Stock Option Awards” below. The replacement awards were subject to performance-based conditions that provided that each option would not vest until the Company completed a refinancing transaction. The Company’s debt was refinanced on May 18, 2015 (see Note 11) at which time the Company recognized expense relating to these replacement awards as the performance condition had been achieved. Furthermore, the options provide for 100% vesting upon a sale of the Company at a defined minimum enterprise value.

During the years ended December 31, 2016 and 2015, total expense recorded for share-based compensation was approximately $352,000 and $404,000, respectively. The following presents how share-based expenses are included in our consolidated statements of comprehensive income (in thousands):

	Year Ended December 31,
	2016	2015
Cost of revenues	$12	$11
Sales and marketing	28	32
General and administrative	285	334
Research and development	27	27
	$352	$404

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

The fair value of each award was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for awards to employees and non-employees:

	2016	2015
Expected term (years)	6.0 – 6.4	6.0 – 6.3
Risk-free interest rate	1.28 – 2.09%	1.61 – 1.74%
Estimated dividend yield	None	None
Volatility	172.49 – 178.25%	161.01 – 165.83%

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

Stock option activity related to share-based compensation is summarized as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2014	10,347	$0.38
Granted (1)	250	0.14
Exercised	0	0
Forfeited/Canceled	(41)	0.09
Expired	(1)	3.65
Outstanding at December 31, 2015	10,555	$0.38
Granted (2)	520	0.10
Exercised	0	0
Forfeited/Canceled	(51)	0.39
Expired	(34)	1.33
Outstanding at December 31, 2016 (3)	10,990	$0.36
Exercisable at December 31, 2016 (4)	5,905	$0.51

(1)	The weighted-average grant-date fair value of awards granted was $0.13.
(2)	The weighted-average grant-date fair value of awards granted was $0.10.
(3)	The aggregate intrinsic value of these stock options is approximately $675,000 as of December 31, 2016. The weighted average remaining contractual term for these options is 7.55 years.
(4)	The aggregate intrinsic value of these stock options is approximately $354,000 as of December 31, 2016. The weighted average remaining contractual term for these options is 7.15 years.

As of December 31, 2016, there was approximately $350,000 of unrecognized compensation cost related to nonvested option awards which is expected to be recognized over a weighted-average period of 2.16 years.

Restricted Stock

The Company values stock awards at the closing market price of the underlying shares on the trading day previous to the grant date, adjusted for expected forfeitures. There were no unvested restricted stock awards outstanding as of December 31, 2016 and 2015.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss relates to foreign currency translation adjustments. Changes in accumulated other comprehensive loss due to currency translation adjustments (all amounts in thousands) were:

Balance, December 31, 2014	$(661)
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	(318)
Balance, December 31, 2015	(979)
Adjustments due to translation of CTSAS financial statements from Euros into U.S. Dollars	(124)
Balance, December 31, 2016	$(1,103)

19.	EMPLOYEE BENEFIT PLANS

The CTI Employee Savings and Retirement Plan (the “ESRP”), is intended to be qualified under Section 401(k) of the Internal Revenue Code. Employees of CTI, CTS and CSP who have reached the age of 18 are eligible for participation on the first entry date after three months of service. Entry dates are the first day of January, April, July and October. Employees may defer receiving compensation up to the maximum amount permitted under the Internal Revenue Code. Matching contributions to the ESRP equal (i) 3% of employee compensation plus (ii) 50% of the next 2% of employee compensation. For the years ended December 31, 2016 and 2015, employer matching contributions were approximately $244,000 and $211,000, respectively.

French law requires companies within France (such as CTSAS) to pay its workers a benefit, based on various factors, when an employee becomes 65 years old.  The Company estimated the present value of such a liability for employees at CTSAS and approximately $88,000 and $81,000 has been recorded for this obligation as of December 31, 2016 and 2015, respectively.

20.	CONCENTRATIONS

Sales Concentrations

In 2016, approximately 40% of the Company’s revenue was derived from two customers. In 2015, approximately 37% of the Company’s revenue was derived from two customers.

Geographic Concentrations

The Company sells to customers located in the United States of America and in international markets. Revenues to customers outside the United States represent approximately 30% and 31% of net revenues for the years ended December 31, 2016 and 2015, respectively. Revenues from customers in the United Kingdom represented approximately 8% and 7% of our 2016 and 2015 revenues, respectively.

CTSAS’ operations are our only operations outside the United States of America. CTSAS’ tangible net long-lived assets were approximately $1,029,000 and $1,093,000 as of December 31, 2016 and 2015, respectively. CTSAS’ net assets were approximately $3,021,000 and $2,853,000 as of December 31, 2016 and 2015, respectively.

Concentrations of Credit Risk Arising from Financial Instruments

As of December 31, 2016, one customer represented approximately 26% of gross accounts receivable. These accounts receivable were collected in full during the first quarter of 2017. As of December 31, 2015, three customers combined represented approximately 53% of gross accounts receivable.

The Company maintains cash in several different financial institutions in amounts that typically exceed U.S. federally insured limits and in financial institutions in international jurisdictions where insurance is not provided. The Company has not experienced any losses in such accounts and the Company believes it is not exposed to significant credit risk. Beginning in 2013, insurance coverage reverted to $250,000 per depositor at each financial institution and as of December 31, 2016, the cash balances exceed federally-insured limits by approximately $2.1 million. As of December 31, 2016, cash in non-U.S. bank accounts that were not insured by a federal government totaled approximately $2.1 million.

21.	FAIR VALUES OF ASSETS AND LIABILITIES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2016 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Warrants (see Note 18) (1)	$0	$0	$(72)	$(72)
	$0	$(0)	$(72)	$(72)

(1)	The Company has classified its warrants liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model.

The table below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015 (all amounts in thousands):

	Year Ended December 31,
	2016	2015
Warrants liability:
Balance at the beginning of period	$54	$25
Change in fair value of warrants	18	29
Balance at the end of period	$72	$54

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the year ended December 31, 2016 and year ended December 31, 2015, no assets were identified as impaired.

22.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Year Ended December 31,
	2016	2015
Interest	$1,856	$1,558
Income taxes	799	801

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Year Ended December 31,
	2016	2015
Series A Convertible Preferred stock accrued dividend	$647	$573
Series C Preferred stock accrued dividend	298	264
Issuance of Series D Convertible Preferred stock in connection with debt refinancing	0	2,751
Relative fair value of warrant issued in connection with debt refinancing	0	43

23.	SUBSEQUENT EVENTS

During January 2017, the Company issued 690,073 shares of common stock pursuant to the exercise of the Dragonfly Warrant. During February 2017, the Company issued 257,232 shares of common stock pursuant to the exercise of the Granite Warrant.

