Form 10-Q
period 2017-03-31
Cyalume Technologies Holdings, Inc.
filed 2017-05-18
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2017, there were outstanding 22,347,549 shares of the registrant’s Common Stock, par value $.001 per share.

Cyalume Technologies Holdings, Inc.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016 (unaudited)	4

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity for the Three Months Ended March 31, 2017 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

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

ITEM 1. Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$1,151	$2,753
Accounts receivable, net of allowance for doubtful accounts of $6 and $8, respectively	5,003	3,379
Inventories, net	8,225	8,384
Income taxes refundable	169	187
Prepaid expenses and other current assets	1,444	1,078
Total current assets	15,992	15,781

Property, plant and equipment, net	7,020	7,036
Goodwill	7,992	7,992
Other intangible assets, net	4,791	4,951
Total assets	$35,795	$35,760
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,000	$0
Current portion of notes payable	1,288	1,066
Accounts payable	1,511	1,643
Accrued expenses	2,587	4,236
Deferred revenue and deferred rent	31	37
Income taxes payable	157	82
Warrants liability	47	72
Total current liabilities	6,621	7,136

Notes payable, net of current portion	11,373	11,752
Deferred income taxes	631	626
Asset retirement obligation	228	226
Other noncurrent liabilities	90	88
Total liabilities	18,943	19,828

Commitments and contingencies (Note 12)

Series C preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	2,744	2,665
Series D convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 10 shares issued and outstanding	2,751	2,751
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 123,097 shares issued and outstanding	5,956	5,784

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding	1,401	1,401
Common stock, $0.001 par value; 150,000,000 shares authorized; 22,347,549 and 21,400,244 shares issued and outstanding, respectively	22	21
Additional paid-in capital	101,936	102,031
Accumulated deficit	(96,903)	(97,618)
Accumulated other comprehensive loss	(1,055)	(1,103)
Total stockholders’ equity	5,401	4,732
Total liabilities and stockholders' equity	$35,795	$35,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except shares and per share information)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016
Revenues	$11,097	$9,242
Cost of revenues	5,758	4,512
Gross profit	5,339	4,730

Other expenses:
Sales and marketing	959	593
General and administrative	2,039	2,149
Research and development	483	391
Interest expense, net	642	729
Amortization of intangible assets	239	240
Change in fair value of warrant liability	38	(13)
Other expenses, net	4	26
Total other expenses, net	4,404	4,115

Income before income taxes	935	615
Provision for income taxes	220	136
Net income	715	479

Other comprehensive income, net of tax:
Foreign currency translation adjustments	48	118
Other comprehensive income	48	118
Comprehensive income	$763	$597

Net income	$715	$479
Series A convertible preferred stock dividends	(172)	(154)
Series C preferred stock dividends	(79)	(71)
Net income available to common stockholders – basic	$464	$254
Series A convertible preferred stock dividends	172	154
Change in fair value of warrant liability	0	(13)
Net income available to common stockholders –diluted	$636	$395

Income per common share:
Basic	$0.02	$0.01
Diluted	$0.01	$0.00

Weighted average shares used to compute net income per common share:
Basic	22,084,684	21,400,244
Diluted	115,442,536	104,237,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity

(in thousands, except shares)

(Unaudited)

	Series A Convertible Preferred Stock		Series C Preferred Stock		Series D Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2016	123,097	$5,784	1,000	$2,665	10	$2,751	1,000	$1,401	21,400,244	$21	$102,031	$(97,618)	$(1,103)	$4,732

Dividends accrued on Series A and Series C preferred stock	0	172	0	79	0	0	0	0	0	0	(251)	0	0	(251)
Issuance of common shares upon warrant exercise	0	0	0	0	0		0	0	947,305	1	63	0	0	64
Share-based compensation	0	0	0	0	0	0	0	0	0	0	93	0	0	93
Net income	0	0	0	0	0	0	0	0	0	0	0	715	0	715
Other comprehensive income	0	0	0	0	0	0	0	0	0	0	0	0	48	48
Balance at March 31, 2017	123,097	$5,956	1,000	$2,744	10	$2,751	1,000	$1,401	22,347,549	$22	$101,936	$(96,903)	$(1,055)	$5,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$715	$479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	233	220
Amortization of intangible assets, debt issuance costs and debt discount	486	468
Share-based compensation expense	93	85
Change in fair value of warrant liability	38	(13)
Loss on disposal of property, plant and equipment	4	29
Other non-cash expenses	(1)	9
Changes in operating assets and liabilities:
Accounts receivable	(1,613)	577
Inventories	174	(31)
Prepaid expenses and other current assets	(280)	(251)
Restricted cash	(120)	153
Accounts payable and accrued liabilities	(1,784)	(1,549)
Deferred revenue and deferred rent	(6)	(52)
Income taxes payable	94	42
Net cash (used in) provided by operating activities	(1,967)	166

Cash flows from investing activities:
Purchases of long-lived assets	(207)	(127)
Payments for intangibles	(72)	(7)
Net cash used in investing activities	(279)	(134)

Cash flows from financing activities:
Repayment of long term notes payable	0	(378)
Borrowings on Monroe line of credit, net	1,000	0
Repayment on Monroe Term A Loan	(225)	0
Repayment on Monroe Delayed Draw Loan	(37)	0)
Repayment of legal settlement promissory note	(107)	(107)
Net cash provided by (used in) financing activities	631	(485)

Effect of exchange rate changes on cash	13	9
Net decrease in cash	(1,602)	(444)
Cash, beginning of period	2,753	1,526
Cash, end of period	$1,151	$1,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results from operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017. The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 28, 2017.

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

These consolidated financial statements and footnotes include the financial position and operations of Cyalume Technologies Holdings, Inc. (“Cyalume” or the “Company”), the parent company that is the sole shareholder of Cyalume Technologies, Inc. (“CTI”), of Cyalume Specialty Products, Inc. (“CSP”) and of CT SAS Holdings, Inc. (“CT SAS Holdings”). CTI is the sole shareholder of Cyalume Realty, Inc. (“CRI”). CT SAS Holdings is the sole shareholder of Cyalume Technologies, SAS (“CTSAS”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The Company’s business is managed and financial results are reported as one segment. The Company’s CEO, who is the Company’s chief operating decision maker, focuses on consolidated results to make strategic and tactical decisions. The Company’s one operating segment consists of three reporting units: Chemical Light (the operations of CTI, CTS and CTSAS), Specialty Products (the operations of CSP) and Other (the parent company Cyalume Technologies Holdings, Inc.).

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (all amounts in thousands):

	March 31, 2017	December 31, 2016
Prepaid expenses	$897	$617
Debt issuance costs	422	456
Restricted cash (1)	120	0
Other current assets	5	5
	$1,444	$1,078

(1)	As of March 31, 2017, the Company had cash collateralizing a letter of credit for approximately $120,000 which was used to facilitate purchases of raw materials from overseas vendors. This letter of credit will mature on June 15, 2017 and was included in “Prepaid expenses and other current assets” in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2017.

5.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$4,668	$4,568
Work-in-process	1,945	2,267
Finished goods	1,612	1,549
	$8,225	$8,384

6.	CREDIT LINE AND NOTES PAYABLE

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

Pursuant to the terms of the Monroe Credit Agreement, the Company must maintain: (i) a fixed charge coverage ratio of 1.25 to 1.00; (ii) a senior debt to EBITDA ratio initially of 4.50 to 1.00, decreasing to 1.50 to 1.00 over the term of the loans; and (iii) a twelve month trailing EBITDA, measured quarterly, with the amounts ranging from $4,750,000, increasing up to $7.0 million over the term of the loans. The Company was in compliance with the financial covenants related to these loans as of March 31, 2017.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

Line of Credit

The Monroe Line of Credit has a maximum borrowing capacity of $5.0 million, bears interest at a rate of the one-month LIBOR plus 9% and expires on May 18, 2020. The amount which may be borrowed under the Monroe Line of Credit is dependent mainly on accounts receivable and inventory balances. Under the terms of the Monroe Credit Agreement, the Company is able to borrow under the Monroe Line of Credit in an amount not to exceed the lesser of: (i) $5.0 million and (ii) the sum of 85% of all eligible accounts receivable plus 60% of all eligible inventory. Interest is payable monthly and the Monroe Line of Credit’s interest rate at March 31, 2017 was 10%. This line of credit is subject to various restrictive covenants and collateral guarantees. At March 31, 2017, $1.0 million was outstanding on the Monroe Line of Credit and availability under the Monroe Line of Credit was approximately $4.0 million.

CTSAS has lines of credit, for borrowing against receivables, with a combined maximum borrowing capacity of €750,000 (or approximately $801,120 as of March 31, 2017). There were no outstanding borrowings at March 31, 2017 or December 31, 2016. The lines’ interest rates are variable, based on the 3-month Euro Interbank Offered Rate. The lines are collateralized by primarily CTSAS accounts receivable. The lines have indefinite termination dates but can be renegotiated periodically.

Notes Payable

Outstanding notes payable consist of (all amounts in thousands):

	March 31, 2017	December 31, 2016
Monroe Term A Loan	$13,817	$14,042
Delayed Draw Loan	1,229	1,266
Promissory Note Payable	323	430
Total	15,369	15,738
Less: Unamortized debt discount and unamortized debt issuance costs	(2,708)	(2,920)
Less: Current portion of notes payable, including current portion of unamortized debt discount and current portion of unamortized debt issuance costs	(1,288)	(1,066)
Notes payable, net of current portion	$11,373	$11,752

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

Series B Convertible Preferred Stock

On July 30, 2014, the Company entered into a Securities Purchase Agreement (the “Series B and C Purchase Agreement”) with Cova Small Cap Holdings, LLC (“Cova”), Bayonet Capital Fund I, LLC (see Note 10), and another investor (each, an “Investor”) for the purchase by the Investors of an aggregate of 1,000 units of securities of the Company (the “Units”) for an aggregate purchase price of $2.0 million (or $2,000.00 per Unit), with each Unit comprising (1) one share of Series B Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series B Preferred Stock”), and (2) one share of Series C Preferred Stock of the Company, par value $0.001 per share (the “Series C Preferred Stock”). Approximately $1.3 million of the net proceeds from the sale of the Units was used to pay a contingent legal obligation.

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

As of March 31, 2017 and December 31, 2016, respectively, warrants to purchase 187,564 and 455,514 shares of the Company’s common stock were outstanding (see Note 13). These warrants are not indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Pursuant to the terms of a letter agreement previously entered into between the Company and Dragonfly Capital Partners, LLC (“Dragonfly”) under which Dragonfly provided advisory services to the Company in connection with the Company’s debt financing, the Company paid $820,000 cash to Dragonfly and issued to Dragonfly a warrant on May 18, 2015 to purchase from the Company up to an aggregate of 1,003,744 shares of Common Stock (subject to customary adjustments) at an exercise price of $0.05 per share (the “Dragonfly Warrant”). The Dragonfly warrant is was accounted for within equity at its initial fair value. The Dragonfly Warrant was reflected at its relative fair value of approximately $43,000 in connection with the Monroe refinancing transaction. The Dragonfly warrant was exercised during January 2017.

Warrants to purchase the Company’s common stock were outstanding as follows as of March 31, 2017:

Warrant Holder	Number of Shares Exercisable Under Warrant	Exercise Price	Expiration Date
Patriot Capital II, L.P. (“Patriot”)	187,564	$0.01	November 19, 2023

Warrants to purchase the Company’s common stock were outstanding as follows as of December 31, 2016:

Warrant Holder	Number of Shares Exercisable Under Warrant	Exercise Price	Expiration Date
Granite Creek Flex Cap I, L.P. (“Granite”)	267,950	$0.01	November 19, 2023
Patriot Capital II, L.P. (“Patriot”)	187,564	$0.01	November 19, 2023
Dragonfly Capital Partners, LLC	1,003,744	$0.05	May 18, 2020

The fair value as of March 31, 2017 and December 31, 2016 of the Company’s liability warrants is estimated using the Black-Scholes pricing model with the following inputs:

	March 31, 2017 Warrants	December 31, 2016 Warrants
Stock price of underlying equity	$0.25	$0.16
Exercise price	$0.01	$0.01
Expected term (years)	6.6	6.9
Risk-free interest rate	2.08%	2.09%
Estimated dividend yield	None	None
Volatility	180.6%	178.91%

The change in the fair value of the warrants liability during the three months ended March 31, 2017 is as follows (amounts in thousands):

Granite and Patriot Warrants (see Note 13)
Warrant liability at December 31, 2016	$72
Exercise of warrant	(63)
Change in fair value of warrants	38
Warrant liability at March 31, 2017	$47

9.	INCOME TAXES

During the three months ended March 31, 2017 and 2016, the Company incurred tax expense of approximately $95,000 and $36,000, respectively, on foreign income generated by the Company’s CTSAS subsidiary. The remaining income tax expense reflected for the three months ended March 31, 2017 and 2016, respectively, reflects tax expense on U.S. income generated. Due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized, the Company has a valuation allowance of approximately $11.8 million as of March 31, 2017 against its U.S. deferred tax asset, which was generated primarily as a result of foreign tax credits and net operating losses.

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

CSP leases property in Bound Brook, New Jersey, from Brook Industrial Park, LLC. on a month-to-month basis, at a monthly amount of approximately $30,000.

Bayonet Capital Fund I, LLC, Brook Industrial Park, LLC and JFC are controlled by James Schleck. On July 30, 2014, 100 units of securities of the Company (the “Units”) were issued to Bayonet Capital Fund I, LLC (see Note 7), with each Unit comprising (1) one share of Series B Preferred Stock and (2) one share of Series C Preferred Stock.

Other Related Party Transactions

CSP sells product to Organic Dyes and Pigments, LLC (“Organic Dyes”). Michael Barry, a Board member of the Company, owns approximately 19% of Organic Dyes. Revenue from this CSP customer was less than $0.1 million for both the three months ended March 31, 2017 and 2016. The accounts receivable balances due from Organic Dyes were less than $0.1 million as of March 31, 2017 and December 31, 2016.

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

(in thousands, except shares and per share information)
	Three Months Ended March 31,
	2017	2016
Numerator (in thousands):
Net income	$715	$479
Less: Series A convertible preferred stock dividends	(172)	(154)
Less: Series C preferred stock dividends	(79)	(71)
Net income available to common stockholders – basic	$464	$254
Effect of dilutive securities:
Add: Series A convertible preferred stock dividends	172	154
Add: Change in fair value of warrant liability for dilutive warrants expense	0	(13)
Income available to common stockholders – diluted	$636	$395

	(in thousands, except shares and per share information)
	Three Months Ended March 31,
	2017	2016
Denominator:
Weighted average common shares outstanding – basic	22,084,684	21,400,244
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series A convertible preferred stock	43,583,989	38,723,815
Assumed conversion of Series B convertible preferred stock	35,713,147	35,713,147
Assumed conversion of Series D convertible preferred stock	7,528,078	7,528,078
Warrants	152,211	862,958
Options	6,380,427	9,152
Weighted average common shares outstanding – diluted	115,442,536	104,237,394

Income per common share:
Basic	$0.02	$0.01
Diluted	$0.01	$0.00

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The following potentially dilutive common share equivalents were excluded from the calculation of diluted earnings per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
Options	1,023,333	1,258,082
Warrants	187,564	0

12.	COMMITMENTS AND CONTINGENCIES

Legal

From time to time and in the ordinary course of business, the company may be subject to various claims, charges, and litigation. At March 31, 2017, the company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at March 31, 2017 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Warrants (see Note 8) (1)	0	0	(47)	(47)
	$0	$0	$(47)	$(47)

(1)	The Company has classified its warrant liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

The tables below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (all amounts in thousands):

	March 31, 2017	December 31, 2016
Warrants liability:
Balance at the beginning of period	$72	$54
Exercise of Granite warrant	(63)	0
Change in fair value of warrants	38	18
Balance at the end of period	$47	$72

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2017, none of the Company’s assets or liabilities were remeasured at fair value on a nonrecurring basis and no assets were identified as impaired as of March 31, 2017.

14.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands) :

	Three Months Ended March 31
	2017	2016
Interest	$406	$505
Income taxes	125	98

Non-Cash Investing and Financing Activities (all amounts in thousands) :

	Three Months Ended March 31
	2017	2016
Series A Convertible Preferred stock accrued dividend	$172	$154
Series C Preferred stock accrued dividend	79	71

15.	SUBSEQUENT EVENTS

Pursuant to the terms of the Monroe Credit Agreement, the Company expects to make an excess cash payment of approximately $0.6 million on or before May 17, 2017, which will reduce the principal of the Company’s Term A Loan and the Delayed Draw Loan. The excess cash payment is calculated based on the definition of excess cash flow under the Monroe Credit Agreement.

16.	NEW ACCOUNTING PRONOUNCEMENTS

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The purpose of the update is to simplify several areas of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The adoption of ASU No. 2016-19 did not have a material impact on the Company’s financial position and results of operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Unless the content otherwise requires, all references to "we", "us", the “Company" or “Cyalume" in this Quarterly Report on Form 10-Q refers to Cyalume Technologies Holdings, Inc.

Company Overview

Our primary focus is producing specialty chemicals and related products and sub-contract manufacturing of components for use in the pharmaceutical and medical products markets. We manufacture chemical light, reflective and battlefield effects simulator products.

We sell our products into the law enforcement, commercial public safety and other markets. We provide specialty chemical products to the pharmaceutical, medical products, defense and other markets. We primarily sell to the U.S. military and other militaries, and to major pharmaceutical and medical device companies throughout the world.

We maintain principal executive offices at 910 SE 17 th Street, Suite 300, Fort Lauderdale, Florida 33316. We have three direct U.S.-based subsidiaries: Cyalume Technologies, Inc. (“CTI”), CT SAS Holdings, Inc. (“CT SAS Holdings”) and Cyalume Specialty Products, Inc. (“CSP”). CTI is located in West Springfield, Massachusetts and CSP is located in Bound Brook, New Jersey. CT SAS Holdings is a U.S. holding company with one non-U.S.-based subsidiary, Cyalume Technologies, SAS (“CTSAS”), located in Aix-en-Provence, France. CTI has one U.S.-based subsidiary, Cyalume Realty, Inc. (“CRI”). We manufacture products in the West Springfield, Bound Brook, and Aix-en-Provence locations.

Material Changes in Results of Operations – Three Months Ended March 31, 2017 versus the Three Months Ended March 31, 2016

Revenue ($ in millions)	2017	2016	Change

Chemical Light	$5.4	$5.5	$(0.1)
Ammunition	1.0	1.1	(0.1)
Specialty Products	4.7	2.6	2.1
Total	$11.1	$9.2	$1.9

During the first quarter of 2017, Chemical Light and Ammunition revenues were both approximately $0.1 million less than the first quarter of 2016. Specialty Products revenue during the first quarter of 2017 increased $2.1 million over the first quarter of 2016 as a result of an increase in product sales, as well as a price increase to Specialty Products customers.

Cost of goods sold for the first quarter of 2017 increased to approximately $5.8 million from the prior year amount of approximately $4.5 million as a result of the higher revenue levels during 2017. The gross profit margin for the first quarter of 2017 decreased to approximately 48.1% compared to a gross profit margin of approximately 51.2% for the first quarter of 2016. This decrease was largely attributable to a higher mix of lower-margin Specialty Product sales as well as manufacturing variances carried over from 2016 which were expensed during the first quarter of 2017.

Sales and marketing expenses for the first quarter of 2017 were approximately $1.0 million, which was an increase of approximately $0.4 million compared to first quarter of 2016. This increase is the result of higher commissions on the increased Specialty Products sales levels, in addition to an increase in online marketing spend during 2017 compared to 2016.

General and administrative expenses for the first quarter of 2017 were approximately $2.0 million, versus approximately $2.1 million for the corresponding prior year period. The $0.1 million decrease was due to lower consulting fees, lower legal fees and a small decrease in various other corporate-related expenses and fees.

Research and development expenses of approximately $0.5 million for the first quarter of 2017 increased slightly by approximately $0.1 million from the prior year. The increase was the result of additional research and development initiatives during 2017 as compared to 2016.

During the three months ended March 31, 2017 and 2016, we recorded tax expense of approximately $0.1 million and $36,000, respectively, on foreign income generated by our CTSAS subsidiary. The remaining income tax expense reflected for both the three months ended March 31, 2017 and 2016, respectively, reflects tax expense on U.S. income generated. We have a valuation allowance against our U.S. deferred tax asset due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized.

Material Changes in Financial Condition – March 31, 2017 versus December 31, 2016

Cash was approximately $1.2 million at March 31, 2017, representing a decrease of approximately $1.6 million from December 31, 2016. From December 31, 2016 to March 31, 2017, combined accounts payable and accrued liabilities decreased by approximately $1.8 million; accounts receivable increased by approximately $1.4 million; and inventories decreased by approximately $0.2 million.

Our accounts receivable increased by approximately $1.6 million at March 31, 2017 compared to December 31, 2016 due to strong first quarter revenues and the timing of customer payments. Our receivables are generally collected within 30 to 45 days, thus revenues recorded in the 30-day period preceding the measurement date significantly influence the reported balances.

Accounts payable and accrued expenses combined were approximately $4.1 million at March 31, 2017 versus approximately $5.9 million at December 31, 2016, a decrease of approximately $1.8 million. Payments during the first quarter of 2017 on amounts accrued for at the end of 2016, such as the 2016 accrued performance bonus amounts included within accrued expenses which were paid during the first quarter of 2016, are the primary reason for this decrease. We had a decrease in accrued expenses of approximately $1.7 million and a decrease in accounts payable of approximately $0.1 million at March 31, 2017 compared to December 31, 2016. We had a balance of $1.0 million outstanding on our line of credit at March 31, 2017, which we use to meet temporary working capital needs. We did not have a balance outstanding under our line of credit at December 31, 2016.

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

As of March 31, 2017 and December 31, 2016, we had approximately $1.2 million and $2.8 million, respectively, of cash on hand. The major sources and uses of cash during 2017 were all in the normal course of business. Our availability under the Monroe Line of Credit was approximately $4.0 million at March 31, 2017 and approximately $3.9 million at December 31, 2016.

Capital expenditures and payments for intangibles were approximately $0.3 million for the three months ended March 31, 2017. We expect to fund capital expenditures for the remainder of 2017 from existing cash and operating cash flows.

We were in compliance with our financial covenants relating to our loans as of March 31, 2017. We expect to meet our financial covenants for 2017 and we also expect that cash provided by the business will be adequate to meet our planned needs during 2017.

Pursuant to the terms of the Monroe Credit Agreement, we plan to make an excess cash payment of approximately $0.6 million on or before May 17, 2017, which will reduce the principal of our Term A Loan and our Delayed Draw Loan. The excess cash payment is calculated based on the definition of excess cash flow under the Monroe Credit Agreement and is related to favorable financial performance, primarily relating to cash flow generation.

We did not pay a dividend in 2017 and we do not have plans to pay a common dividend in the future. We are accruing dividends in connection with the Series A Convertible Preferred Stock issued on November 19, 2013 and the Series C Preferred Stock issued on July 30, 2014.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement  with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of March 31, 3017 or December 31, 2016.

We classify interest on tax deficiencies as interest expense and income tax penalties as other expense.

In September 2015, the IRS completed an audit of our tax return for the year 2013. There were no adjustments to our 2013 tax return. Our tax returns filed for the 2014 and 2015 years are still open for audit. The tax return for 2015 was filed on September 15, 2016 under a filing extension. The tax return for 2016 is expected to be filed under a filing extension prior to September 15, 2017.

Goodwill

Goodwill is deemed to have an indefinite life and accordingly, is not subject to amortization. Goodwill is subject to an annual impairment review, and, if conditions warrant, interim impairment reviews. Impairment charges, if any, are recorded in the period in which the impairment is determined.

Our business is managed and financial results are reported as one segment. The Company’s one operating segment consists of three reporting units: Chemical Light (the operations of CTI, CTS and CTSAS), Specialty Products (the operations of CSP) and Other (the parent company Cyalume Technologies Holdings, Inc.).

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers , as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard relates to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance.  The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company is in the initial stages of evaluating the effect of adopting ASU 2014-09 on its consolidated financial statements. The planned approach includes performing a detailed review of key contracts representative of the different businesses and comparing historical accounting policies and practices to the new accounting guidance. The Company will continue its evaluation of the standards update through the date of adoption. The Company plans to adopt this standard utilizing the modified retrospective approach.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The purpose of the update is to simplify several areas of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial position and results of operations.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Cyalume Technologies Holdings, Inc.

Date: May 18, 2017	By:	/s/ Zivi Nedivi

Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2017	By:	/s/ Andrea Settembrino

Andrea Settembrino, Chief Financial Officer
(Principal Financial Officer)

