Form 10-Q
period 2017-06-30
Cyalume Technologies Holdings, Inc.
filed 2017-08-11
CIK 1335293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 9, 2017, there were outstanding 22,347,549 shares of the registrant’s Common Stock, par value $.001 per share.

Cyalume Technologies Holdings, Inc.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION		2

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016 (unaudited)	4

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Six Months Ended June 30, 2017 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

PART I—FINANCIAL INFORMATION

The statements contained in this quarterly report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the content otherwise requires, all references to “we”, “us”, the “Company” or “Cyalume” in this quarterly report on Form 10-Q refers to Cyalume Technologies Holdings, Inc.

ITEM 1.    Financial Statements

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share information)

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$1,177	$2,753
Accounts receivable, net of allowance for doubtful accounts of $6 and $8, respectively	4,773	3,379
Inventories, net	7,782	8,384
Income taxes refundable	30	187
Prepaid expenses and other current assets	1,552	1,078
Total current assets	15,314	15,781

Property, plant and equipment, net	6,986	7,036
Goodwill	7,992	7,992
Other intangible assets, net	4,665	4,951
Total assets	$34,957	$35,760
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,289	1,066
Accounts payable	1,230	1,643
Accrued expenses	2,927	4,236
Deferred revenue and deferred rent	23	37
Income taxes payable	134	82
Warrants liability	32	72
Total current liabilities	5,635	7,136

Notes payable, net of current portion	10,557	11,752
Deferred income taxes	651	626
Asset retirement obligation	223	226
Other noncurrent liabilities	96	88
Total liabilities	17,162	19,828

Commitments and contingencies (Note 12)

Series A convertible preferred stock, $0.001 par value; 1,000,000 preferred shares authorized; 123,097 shares issued and outstanding	6,134	5,784
Series C preferred stock, $0.001 par value; 1,000,000 preferred shares authorized; 1,000 shares issued and outstanding	2,826	2,665
Series D convertible preferred stock, $0.001 par value; 1,000,000 preferred shares authorized; 10 shares issued and outstanding	2,751	2,751

Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; 1,000,000 preferred shares authorized; 1,000 shares issued and outstanding	1,401	1,401
Common stock, $0.001 par value; 150,000,000 shares authorized; 22,347,549 and 21,400,244 shares issued and outstanding, respectively	22	21
Additional paid-in capital	101,778	102,031
Accumulated deficit	(96,286)	(97,618)
Accumulated other comprehensive loss	(831)	(1,103)
Total stockholders’ equity	6,084	4,732
Total liabilities and stockholders’ equity	$34,957	$35,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except shares and per share information)

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues	$10,746	$10,610	$21,843	$19,852
Cost of revenues	5,689	5,689	11,447	10,201
Gross profit	5,057	4,921	10,396	9,651

Other expenses (income):
Sales and marketing	865	585	1,824	1,178
General and administrative	1,872	2,029	3,911	4,178
Research and development	389	336	872	727
Interest expense, net	655	746	1,297	1,475
Amortization of intangible assets	246	244	485	484
Change in warrant liability fair value	(15)	(10)	23	(23)
Other expenses, net	45	(3)	49	23
Total other expenses, net	4,057	3,927	8,461	8,042

Income before income taxes	1,000	994	1,935	1,609
Provision for income taxes	383	203	603	339
Net income	617	791	1,332	1,270

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	224	(69)	272	49
Other comprehensive income (loss)	224	(69)	272	49
Comprehensive income	$841	$722	$1,604	$1,319

Net income	$617	$791	$1,332	$1,270
Series A convertible preferred stock dividends	(178)	(158)	(350)	(312)
Series C preferred stock dividends	(82)	(73)	(161)	(144)
Net income available to common stockholders - basic	$357	$560	$821	$814
Series A convertible preferred stock dividends	178	158	350	312
Change in fair value of warrant liability	(15)	(10)	2	(23)
Net income available to common stockholders - diluted	$520	$708	$1,173	$1,103

Earnings per common share:
Basic	$0.02	$0.03	$0.04	$0.04
Diluted	$0.00	$0.01	$0.01	$0.01
Weighted average shares used to compute earnings per common share:
Basic	22,347,549	21,400,244	22,216,842	21,400,244
Diluted	115,010,040	105,310,495	115,432,352	105,354,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except shares)

(Unaudited)

	Series A Convertible Preferred Stock		Series C Preferred Stock		Series D Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2016	123,097	$5,784	1,000	$2,665	10	$2,751	1,000	$1,401	21,400,244	$21	$102,031	$(97,618)	$(1,103)	$4,732

Dividends accrued on Series A and Series C preferred stock	-	350	-	161	-	-	-	-	-	-	(511)	-	-	(511)
Issuance of common shares upon warrant exercise	-	-	-	-	-	-	-	-	947,305	1	71	-	-	72
Share-based compensation	-	-	-	-	-	-	-	-	-	-	187	-	-	187
Net income	-	-	-	-	-	-	-	-	-	-	-	1,332	-	1,332
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	272	272
Balance at June 30, 2017	123,097	$6,134	1,000	$2,826	10	$2,751	1,000	$1,401	22,347,549	$22	$101,778	$(96,286)	$(831)	$6,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,332	$1,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	467	435
Amortization of intangible assets, debt issuance costs and debt discount	993	976
Share-based compensation expense	187	168
Change in fair value of warrant liability	23	(23)
Loss on disposal of property, plant and equipment	4	30
Other non-cash (income) expenses	(4)	12
Changes in operating assets and liabilities:
Accounts receivable	(1,346)	(155)
Inventories	705	(286)
Prepaid expenses and other current assets	(534)	(492)
Restricted cash	-	153
Accounts payable and accrued liabilities	(1,753)	(446)
Deferred revenue and deferred rent	(14)	(62)
Income taxes payable	208	266
Net cash provided by operating activities	268	1,846

Cash flows from investing activities:
Purchases of long-lived assets	(360)	(210)
Payments for intangibles	(123)	(126)
Payment of asset retirement obligation	(9)	-
Net cash used in investing activities	(492)	(336)

Cash flows from financing activities:
Repayment on Monroe line of credit, net	-	(500)
Repayment on Monroe long term notes payable, net	(1,305)	(1,131)
Payment in connection with legal settlement agreement	(107)	(107)
Net cash used in financing activities	(1,412)	(1,738)

Effect of exchange rate changes on cash	60	5
Net decrease in cash	(1,576)	(223)
Cash, beginning of period	2,753	1,526
Cash, end of period	$1,177	$1,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION

Cyalume Technologies Holdings, Inc. (“Cyalume” or the “Company”) was organized as a blank check company under the laws of the State of Delaware on July 19, 2005. At that time, the Company was named Vector Security Intersect Acquisition Corp. On December 19, 2008, the Company acquired Cyalume Technologies, Inc. (“CTI”) and changed the corporate name to the current name. CTI is a Delaware corporation formed on March 27, 1997 with headquarters located in Fort Lauderdale, Florida.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All the adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. Results from operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017. The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 28, 2017.

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

These consolidated financial statements and footnotes include the financial position and operations of the Company, the parent company that is the sole shareholder of Cyalume Technologies, Inc. (“CTI”), Cyalume Specialty Products, Inc. (“CSP”) and CT SAS Holdings, Inc. (“CT SAS Holdings”). CTI is the sole shareholder of Cyalume Realty, Inc. (“CRI”). CT SAS Holdings is the sole shareholder of Cyalume Technologies, SAS (“CTSAS”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (all amounts in thousands):

	June 30, 2017	December 31, 2016
Prepaid expenses	$1,029	$617
Debt issuance costs	389	456
Other current assets	134	5
	$1,552	$1,078

5.	INVENTORIES

Inventories consist of the following (all amounts in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$4,230	$4,568
Work-in-process	1,884	2,267
Finished goods	1,668	1,549
	$7,782	$8,384

6.	CREDIT LINE AND NOTES PAYABLE

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

The Monroe Credit Agreement has a term of five years and bears interest at a rate of the one-month LIBOR plus 9%. The Term A Loan requires quarterly repayments of approximately $113,000 beginning on June 30, 2015 through March 31, 2016; quarterly repayments of approximately $225,000 beginning on June 30, 2016 through March 31, 2017; quarterly repayments of approximately $450,000 beginning on June 30, 2017 through March 31, 2020; and a payment of approximately $11.3 million on the Term A Loan maturity date of May 18, 2020. Accrued interest is payable monthly in arrears on the last business day of each calendar month.

Pursuant to the terms of the Monroe Credit Agreement, the Company must maintain: (i) a fixed charge coverage ratio of 1.25 to 1.00; (ii) a senior debt to EBITDA ratio initially of 4.50 to 1.00, decreasing to 1.50 to 1.00 over the term of the loans; and (iii) a twelve month trailing EBITDA, measured quarterly, with the amounts ranging from $4,750,000, increasing up to $7.0 million over the term of the loans. The Company was in compliance with the financial covenants related to these loans as of June 30, 2017.

On August 3, 2015, the Company entered into a First Amendment (the “First Amendment”) to the Monroe Credit Agreement. Pursuant to the First Amendment, the Monroe Credit Agreement was amended to, among other things, reduce the aggregate amount of the Delayed Draw Loan under the Monroe Credit Agreement, which loan commitment was for purposes of funding a final payment due under a legal settlement agreement, from $2.0 million to $1.5 million. On August 3, 2015, the full amount of the Delayed Draw Loan was funded to the Company, $1.4 million of which was used to make a final legal settlement payment, and the remaining $100,000 of which was paid to Monroe as a deferred closing fee. The First Amendment also modified, for certain periods during the term of the Credit Agreement, (i) the maximum senior debt to EBITDA ratio that the Company is required to maintain and (ii) the applicable limits on the Company’s aggregate permitted capital expenditures pursuant to the terms of the Credit Agreement.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

6.	CREDIT LINE AND NOTES PAYABLE (cont’d)

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

Pursuant to the terms of the Monroe Credit Agreement, the Company paid an excess cash payment of approximately $0.6 million on May 17, 2017 which reduced the principal of the Company’s Term A Loan and the Delayed Draw Loan.

Line of Credit

The Monroe Line of Credit has a maximum borrowing capacity of $5.0 million, bears interest at a rate of the one-month LIBOR plus 9% and expires on May 18, 2020. The amount which may be borrowed under the Monroe Line of Credit is dependent mainly on accounts receivable and inventory balances. Under the terms of the Monroe Credit Agreement, the Company is able to borrow under the Monroe Line of Credit in an amount not to exceed the lesser of: (i) $5.0 million and (ii) the sum of 85% of all eligible accounts receivable plus 60% of all eligible inventory. Interest is payable monthly and the Monroe Line of Credit’s interest rate at June 30, 2017 was 10.2%. This line of credit is subject to various restrictive covenants and collateral guarantees. At June 30, 2017, there was no outstanding balance on the Monroe Line of Credit and availability under the Monroe Line of Credit was approximately $5.0 million.

CTSAS has lines of credit, for borrowing against receivables, with a combined maximum borrowing capacity of €750,000 (or approximately $856,703 as of June 30, 2017). There were no outstanding borrowings at June 30, 2017 or December 31, 2016. The lines’ interest rates are variable, based on the 3-month Euro Interbank Offered Rate. The lines are collateralized primarily by CTSAS’ accounts receivable. The lines have indefinite termination dates but can be renegotiated periodically.

Notes Payable

Outstanding notes payable consist of (all amounts in thousands):

	June 30, 2017	December 31, 2016
Monroe Term A Loan	$12,857	$14,042
Delayed Draw Loan	1,146	1,266
Promissory Note Payable	323	430
Total	14,326	15,738
Less: Unamortized debt discount and unamortized debt issuance costs	(2,480)	(2,920)
Less: Current portion of notes payable, including current portion of unamortized debt discount and current portion of unamortized debt issuance costs	(1,289)	(1,066)
Notes payable, net of current portion	$10,557	$11,752

Debt issuance costs are amortized to interest expense using the effective interest method over the life of the loan. The effective interest rate on the Term A Loan is approximately 19% and the effective interest rate on the Delayed Draw Loan is approximately 23%.

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

On November 19, 2013, the Company entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with US VC Partners, L.P. (the “Series A Investor”) for the purchase by the Investor of 123,077 units of securities of the Company for an aggregate purchase price of $4.0 million (or $32.50 per unit). Each security issued was composed of: 1) one share of Series A Convertible Preferred Stock of the Company, at a par value of $0.001 per share (the “Series A Preferred Stock”); 2) one common stock warrant ( the “Common Warrant”); and 3) one preferred stock warrant (the “Preferred Warrant”).

Each share of Series A Preferred Stock may be converted at any time at the option of the holder into a number of shares of common stock initially equal to 50 shares of common stock, determined by dividing the Liquidation Value per share of Series A Preferred Stock by the applicable conversion price per share of Series A Preferred Stock. The initial conversion price was equal to $0.65, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions. Pursuant to the Series A Certificate of Designation amended on May 15, 2015 (the “Amended Series A Certificate of Designation”), the conversion price per share of Series A Preferred Stock is now equal to $0.14. The Series A Preferred Stock is not subject to mandatory conversion at any time.

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

7.	PREFERRED STOCK (cont’d)

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

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

7.	PREFERRED STOCK (cont’d)

Series D Convertible Preferred Stock

In connection with the execution of the Monroe Credit Agreement, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Monroe Capital Corporation, Monroe Capital Senior Secured Direct Loan Fund LP, Monroe Capital Senior Secured Direct Loan Fund (Unleveraged) LP and Monroe Capital Partners Fund II, LP. Pursuant to the Subscription Agreement, the Company issued 10 shares of $0.001 par value per share Series D convertible preferred stock (the “Series D Convertible Preferred Stock”).  Each share of Series D Convertible Preferred Stock may be converted at any time at the option of the holder into a number of shares of common stock initially equal to 752,807.8 shares of common stock. The Series D Convertible Preferred Stock has a mandatory conversion date on the tenth anniversary of the issuance date. The Series D Convertible Preferred Stock will automatically, without any action on the part of the holder thereof, be converted into that number of fully paid and non-assessable shares of the Company’s common stock equal to the conversion number at the time in effect. The Series D Convertible Preferred Stock ranks senior to the Company’s Series A Preferred Stock and the Company’s Series B Preferred Stock. The Company’s Series C Preferred Stock ranks senior to the Series D Convertible Preferred Stock. The shares of Series D Preferred Stock have the rights and preferences set forth in the Certificate of Designation of Series D Convertible Preferred Stock (the “Series D Certificate of Designation”).

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

As of June 30, 2017 and December 31, 2016, respectively, warrants to purchase 187,564 and 455,514 shares of the Company’s common stock were outstanding (see Note 13). These warrants are not indexed to the Company’s stock, are considered a derivative and therefore, are being accounted for as a liability.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

8.	STOCKHOLDERS’ EQUITY (cont’d)

Pursuant to the terms of a letter agreement previously entered into between the Company and Dragonfly Capital Partners, LLC (“Dragonfly”) under which Dragonfly provided advisory services to the Company in connection with the Company’s debt financing, the Company paid $820,000 cash to Dragonfly and issued to Dragonfly a warrant on May 18, 2015 to purchase from the Company up to an aggregate of 1,003,744 shares of Common Stock (subject to customary adjustments) at an exercise price of $0.05 per share (the “Dragonfly Warrant”). The Dragonfly warrant was accounted for within equity at its initial fair value. The Dragonfly Warrant was reflected at its relative fair value of approximately $43,000 in connection with the Monroe refinancing transaction. The Dragonfly warrant was exercised during January 2017.

Warrants to purchase the Company’s common stock were outstanding as follows as of June 30, 2017:

Warrant Holder	Number of Shares Exercisable Under Warrant	Exercise Price	Expiration Date
Patriot Capital II, L.P. (“Patriot”)	187,564	$0.01	November 19, 2023

Warrants to purchase the Company’s common stock were outstanding as follows as of December 31, 2016:

Warrant Holder	Number of Shares Exercisable Under Warrant	Exercise Price	Expiration Date
Granite Creek FlexCap I, L.P. (“Granite”)	267,950	$0.01	November 19, 2023
Patriot Capital II, L.P. (“Patriot”)	187,564	$0.01	November 19, 2023
Dragonfly Capital Partners, LLC (“Dragonfly”)	1,003,744	$0.05	May 18, 2020

The fair value as of June 30, 2017 and December 31, 2016 of the Company’s liability warrants is estimated using the Black-Scholes pricing model with the following inputs:

	June 30, 2017 Warrants	December 31, 2016 Warrants
Stock price of underlying equity	$0.17	$0.16
Exercise price	$0.01	$0.01
Expected term (years)	6.4	6.9
Risk-free interest rate	2.02%	2.09%
Estimated dividend yield	None	None
Volatility	179.22%	178.91%

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

8.	STOCKHOLDERS’ EQUITY (cont’d)

The change in the fair value of the warrants liability during the six months ended June 30, 2017 is as follows (amounts in thousands):

Granite and Patriot Warrants (see Note 12)
Warrant liability at December 31, 2016	$72
Exercise of warrant	(63)
Change in fair value of warrants	23
Warrant liability at June 30, 2017	$32

9.	INCOME TAXES

During the three and six months ended June 30, 2017, the Company incurred tax expense of approximately $106,000 and $201,000, respectively, on foreign income generated by the Company’s CTSAS subsidiary. The remaining income tax expense reflected for the three and six months ended June 30, 2017, respectively, reflects tax expense on U.S. income generated. Due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized, the Company has a valuation allowance of approximately $11.8 million as of June 30, 2017 against its U.S. deferred tax asset, which was generated primarily as a result of foreign tax credits and net operating losses.

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

CSP leases property in Bound Brook, New Jersey, from Brook Industrial Park, LLC. on a month-to-month basis, at a monthly amount of approximately $33,000.

Other Related Party Transactions

CSP sells product to Organic Dyes and Pigments, LLC (“Organic Dyes”). Michael Barry, a member of the Company’s Board, owns approximately 19% of Organic Dyes. Revenue from this CSP customer was less than $0.3 and $0.1 million for the three and six months ended June 30, 2017, respectively. The accounts receivable balances due from Organic Dyes were zero and less than $0.1 million as of June 30, 2017 and December 31, 2016, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Numerator (in thousands):
Net income	$617	$791	$1,332	$1,270
Less: Series A convertible preferred stock dividends	(178)	(158)	(350)	(312)
Less: Series C preferred stock dividends	(82)	(73)	(161)	(144)
Income available to common stockholders - basic	$357	$560	$821	$814
Effect of dilutive securities:
Less: Change in fair value of warrant liability for dilutive warrants (income) expense	(15)	(10)	2	(23)
Add: Series A convertible preferred stock dividends	178	158	350	312
Income available to common stockholders - diluted	$520	$708	$1,173	$1,103

Denominator:
Weighted average shares outstanding - basic	22,347,549	21,400,244	22,216,842	21,400,244
Weighted average effect of dilutive common equivalent shares:
Warrants	178,425	782,904	255,083	824,491
Assumed conversion of Series B convertible preferred stock	35,713,147	35,713,147	35,713,147	35,713,147
Assumed conversion of Series D convertible preferred stock	7,528,078	7,528,078	7,528,078	7,528,078
Assumed conversion of Series A convertible preferred stock	43,812,469	39,882,454	43,812,469	39,882,454
Options	5,430,372	3,668	5,906,733	6,517
Weighted average common shares outstanding - diluted	115,010,040	105,310,495	115,432,352	105,354,931

Earnings per common share:
Basic	$0.02	$0.03	$0.04	$0.04
Diluted	$0.00	$0.01	$0.01	$0.01

The following potentially dilutive common share equivalents were excluded from the calculation of diluted earnings per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options	1,119,333	10,455,322	1,119,333	10,455,322

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

12.	COMMITMENTS AND CONTINGENCIES

Legal

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2017 and December 31, 2016, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2016 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Warrants (see Note 8) (1)	0	0	(72)	(72)
	$0	$(0)	$(72)	$(72)

Assets and liabilities itemized below were measured at fair value on a recurring basis at June 30, 2017 (all amounts in thousands):

	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ (Liabilities) At Fair Value
Warrants (see Note 8) (1)	-	-	(32)	(32)
	$-	$-	$(32)	$(32)

(1)	The Company has classified its warrant liability which could be potentially settled in cash within Level 3 because the fair values are determined using significant unobservable inputs into the Black-Scholes pricing model.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

13.	FAIR VALUES OF ASSETS AND LIABILITIES (cont’d)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (all amounts in thousands):

	June 30, 2017	December 31, 2016
Warrants liability:
Balance at the beginning of period	$72	$54
Exercise of Granite warrant	(63)	-
Change in fair value of warrants	23	18
Balance at the end of period	$32	$72

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended June 30, 2017, none of the Company’s assets or liabilities were remeasured at fair value on a nonrecurring basis and no assets were identified as impaired as of June 30, 2017.

14.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid for Interest and Income Taxes (all amounts in thousands):

	Six Months Ended June 30
	2017	2016
Interest	$798	$985
Income taxes	463	75

Non-Cash Investing and Financing Activities (all amounts in thousands):

	Six Months Ended June 30,
	2017	2016
Series A Convertible Preferred stock accrued dividend	$350	$312
Series C Preferred stock accrued dividend	161	144

15.	NEW ACCOUNTING PRONOUNCEMENTS

The following are recent accounting pronouncements that have affected the Company’s consolidated financial statements or may affect the Company’s consolidated financial statements in the future.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard relates to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance.  The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company is in the initial stages of evaluating the effect of adopting ASU 2014-09 on its consolidated financial statements. The planned approach includes performing a detailed review of key contracts representative of the different businesses and comparing historical accounting policies and practices to the new accounting guidance. The Company has started the process of reviewing the LC Industries and the NSPA contracts and will continue its evaluation of the standards update through the date of adoption. The Company plans to adopt this standard utilizing the modified retrospective approach.

Cyalume Technologies Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

15.	NEW ACCOUNTING PRONOUNCEMENTS (cont’d)

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

In February 2016, the FASB issued ASU 2016-02, Leases   (Topic 842) (“ASU 2016-02”), which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are largely similar to those applied in current lease accounting. This standard will result in extensive qualitative and quantitative disclosure changes. This standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. While the Company is currently assessing the impact ASU No. 2016-02 will have on its consolidated financial statements, the Company expects the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under non-cancellable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations.

In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The purpose of the update is to simplify several areas of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial position and results of operations.

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

15.	NEW ACCOUNTING PRONOUNCEMENTS (cont’d)

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses and refines the definition of the term output. ASU 2017-01 will be effective for interim and annual reporting periods beginning on January 1, 2018. The Company is currently evaluating the impact of the adoption of ASU 2017-01 on its operating results and financial position.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. ASU 2017-04 will be effective for interim and annual reporting periods beginning after December 15, 2019. Early application is permitted after January 1, 2017. The Company is currently evaluating the impact of the adoption of ASU 2017-04 on its operating results and financial position.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope on recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. ASU 2017-05 will be effective for interim and annual reporting periods beginning on January 1, 2018. The Company is currently evaluating the impact of the adoption of ASU 2017-05 on its operating results and financial position.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU 2017-09 will be effective prospectively for interim and annual reporting periods beginning on January 1, 2018. The Company is currently evaluating the impact of the adoption of ASU 2017-09 on its operating results and financial position.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

16.	SUBSEQUENT EVENTS

Excess Cash Payment

Pursuant to the terms of the Monroe Credit Agreement, the Company expects to make an excess cash payment of approximately $0.4 million on or before August 15, 2017, which will reduce the principal of the Company’s Term A Loan and the Delayed Draw Loan. The excess cash payment is calculated based on the definition of excess cash flow under the Monroe Credit Agreement.

Agreement and Plan of Merger

On August 8, 2017, the Company, CPS Performance Materials Corp. (“Parent”) and CPS Performance Materials Merger Sub Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Pursuant to the terms of the Merger Agreement, subject to the satisfaction of the terms and conditions set forth therein, Parent has agreed to pay an aggregate cash consideration of, subject to certain adjustments set forth in the Merger Agreement, $45.0 million, which includes the repayment of outstanding indebtedness of the Company, estimated to be approximately $14.3 million as of August 1, 2017. Beyond the repayment of indebtedness, this amount is subject to adjustment based upon, among other things, unpaid transaction expenses of the Company, a potential working capital adjustment, a deduction for a director and officer “tail” insurance policy, a deduction for transaction bonuses and severance costs, and a deduction for certain tax related amounts, in each instance, as more thoroughly described in the Merger Agreement (such as-adjusted amount, the “Merger Consideration”).The working capital adjustment is based on the amount of the Company’s working capital, calculated generally as the Company’s current assets minus current liabilities (in accordance with the methodology set forth in the Merger Agreement), as of the date immediately preceding the closing date, as estimated by the Company and approved by Parent, as follows: (i) if the Company’s estimated closing working capital is less than $10.65 million, then the Merger Consideration will be reduced on a dollar-for-dollar basis by the amount of such shortfall; and (ii) if the Company’s estimated closing working capital is greater than $11.65 million, then the Merger Consideration will be increased on a dollar-for-dollar basis by the amount of such excess.

At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock (“Common Stock”) issued and outstanding at the effective time of the Merger (except those shares (i) held by any of the Company’s stockholders who are entitled to and who properly demand appraisal rights and comply with the requirements of Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”) and (ii) owned by the Company as treasury stock or by any subsidiary of the Company) will be canceled and converted automatically into the right to receive an amount in cash calculated as (x) the total Merger Consideration, less the aggregate amount paid to holders of shares of the Company’s preferred stock (“Preferred Stock”) as described below, divided by (y) the sum of (1) the number of shares of Common Stock issued and outstanding immediately prior to the Effective Time and (2) the number of shares of Common Stock issuable upon the exercise of exercisable in-the-money options and warrants (calculated as if such options and warrants were exercised on a cashless basis), without interest and less any required withholding taxes (the “Common Per Share Merger Consideration”).

Each share of Preferred Stock issued and outstanding at the Effective Time (except those shares (i) held by any of the Company’s stockholders who are entitled to and who properly demand appraisal rights and comply with the requirements of Section 262 of the DGCL and (ii) owned by the Company as treasury stock or by any subsidiary of the Company) will, at the Effective Time, be canceled and converted automatically into the right to receive an amount in cash calculated based on the applicable per share liquidation value determined in accordance with the applicable certificate of designation for such series of Preferred Stock.

Each option or warrant to purchase Common Stock issued and outstanding at the Effective Time with an exercise price per share that is less than the Common Per Share Merger Consideration will, at the Effective Time, be terminated in exchange for the right to receive, without interest and less any required withholding taxes, and the holder thereof will be entitled to receive, a cash amount equal to the product of (i) the number of shares of Common Stock subject to such options or warrants multiplied by (ii) the amount by which the Common Per Share Merger Consideration exceeds the per share exercise price of such options or warrants. Each option or warrant to purchase Common Stock with an exercise price that is equal to or greater than the Common Per Share Merger Consideration will be cancelled and no consideration will be delivered in exchange therefor. There are no options outstanding to purchase shares of Preferred Stock.

The Merger Agreement contains customary representations and warranties for a transaction of this type. None of the representations and warranties contained in the Merger Agreement will survive the Effective Time. In addition, the Company has agreed to various covenants in the Merger Agreement, including, among other things, covenants to continue to conduct its business in the ordinary course and in accordance with past practices and not to take certain actions prior to the closing of the Merger without the prior consent of Parent.

The Merger Agreement contains certain conditions that must be satisfied before the parties to the Merger Agreement will be required to close the Merger. Among other conditions set forth in the Merger Agreement, the obligations of each of Parent, Merger Sub and the Company to effect the Merger are subject to the satisfaction or waiver at or prior to closing of the Merger of (i) the approval and adoption of the Merger Agreement by the Company’s stockholders, which occurred on August 8, 2017, when holders of the Company’s securities, whose ownership on such date represented approximately 85% of the outstanding shares of Common Stock on an as-converted basis and 100% of the outstanding shares of Series A Convertible Preferred Stock, delivered written consents adopting the Merger Agreement, (ii) receipt of certain governmental consents, including SEC clearance of the definitive form of an information statement relating to the Merger Agreement and the satisfaction of applicable waiting periods, and (iii) the absence of legal prohibitions on the consummation of the Merger. In addition, Parent and Merger Sub will not be obligated to effect the Merger unless the following additional conditions, among others described in the Merger Agreement, are satisfied or waived at or prior to the closing of the Merger: (i) the accuracy of the representations and warranties of the Company and compliance by the Company with its covenants and obligations under the Merger Agreement, subject to certain materiality qualifiers specified therein; (ii) Parent and the Company must have received certain identified governmental and third party consents; and (iii) since the date of the Merger Agreement, there must not have occurred a “Material Adverse Effect” (as described in the Merger Agreement).

The Merger Agreement contains customary termination provisions, including, without limitation, that the Merger Agreement may be terminated, subject to certain limitations set forth in the Merger Agreement, by either the Company or Parent if the Merger has not been consummated by the close of business on November 8, 2017, other than due to the failure of the terminating party to fulfill its obligations under the Merger Agreement. The Merger Agreement requires the Company to pay a $1,350,000 termination fee to Parent under certain limited circumstances more thoroughly described therein.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our interim condensed consolidated financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Unless the content otherwise requires, all references to “we”, “us”, the “Company” or “Cyalume” in this Quarterly Report on Form 10-Q refers to Cyalume Technologies Holdings, Inc.

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

We maintain principal executive offices at 910 SE 17th Street, Suite 300, Fort Lauderdale, Florida 33316. We have three direct U.S.-based subsidiaries: Cyalume Technologies, Inc. (“CTI”) and CT SAS Holdings, Inc. (“CT SAS Holdings”) and Cyalume Specialty Products, Inc. (“CSP”). CTI is located in West Springfield, Massachusetts and CSP is located in Bound Brook, New Jersey. CT SAS Holdings is a U.S. holding company with one non-U.S.-based subsidiary, Cyalume Technologies, SAS (“CTSAS”), located in Aix-en-Provence, France. CTI has one U.S.-based subsidiary, Cyalume Realty, Inc. (“CRI”). We manufacture products in the West Springfield, Bound Brook, and Aix-en-Provence locations.

Material Changes in Results of Operations – Three and Six Months Ended June 30, 2017 versus the Three and Six Months Ended June 30, 2016

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue ($ in millions)	2017	2016	2017	2016

Chemical Light	$5.2	$5.1	$10.5	$10.6
Ammunition	1.7	2.0	2.7	3.1
Training and Simulation	0.1	0.1	0.2	0.1
Specialty Products	3.7	3.4	8.4	6.1
Total	$10.7	$10.6	$21.8	$19.9

Consolidated revenue increased by $0.1 million to approximately $10.7 million from $10.6 million for the three months ended June 30, 2017 and 2016, respectively. Chemical Light revenue and Specialty Products sales increased during the second quarter of 2017, offset by a decrease in Ammunition revenue during the second quarter of 2017. Revenue increased by $1.9 million, or 10%, to approximately $21.8 million from $19.9 million for the six months ended June 30, 2017 and 2016, respectively. Specialty Products revenue during the first half of 2017 increased over the corresponding prior year period as a result of an increase in product sales, as well as a price increase to Specialty Products customers. This favorable increase was offset slightly by a decrease in our Ammunition revenue during the first half of 2017.

Cost of goods sold remained flat at approximately $5.7 million for both the three months ended June 30, 2017 and 2016. Our gross profit margin for the second quarter of 2017 increased to 47.1% from 46.4% for the three months ended June 30, 2017 and 2016, respectively. The increase in gross margin was attributed to a higher mix of higher-margin Chemical Light sales. Cost of goods sold increased $1.2 million to approximately $11.4 million from $10.2 million for the six months ended June 30, 2017 and 2016, respectively, as a result of the higher revenue levels during 2017. The gross profit margin for the first half of 2017 was 47.6%, compared to 48.6% for the six months ended June 30, 2016. The decrease in gross margin is primarily attributed to a higher mix of lower-margin Specialty Products revenue as well as manufacturing variances carried over from 2016 which were expensed during 2017.

Sales and marketing expenses for the three and six months ended June 30, 2017 were approximately $0.9 million and $1.8 million, respectively, versus approximately $0.6 million and $1.2 million, respectively, for the corresponding prior year periods. The increase during both the second quarter of 2017 and the six months ended June 30, 2017 was attributed to higher commissions on the increased Specialty Products sales levels, combined with an increase in online marketing spend and tradeshow expenses during 2017.

General and administrative expenses for the for the three and six months ended June 30, 2017 were approximately $1.9 million and $3.9 million, respectively, versus approximately $2.0 million and $4.2 million, respectively, for the corresponding prior year periods. The decrease during both the second quarter of 2017 and the six months ended June 30, 2017 was due to lower consulting fees, lower legal fees and a decrease in various other corporate-related expenses and fees.

Research and development expenses for the three and six months ended June 30, 2017 were approximately $0.4 million and $0.9 million, respectively, compared to approximately $0.3 million and $0.7 million, respectively, for the corresponding prior year periods. The increase was the result of additional research and development initiatives during 2017 compared to 2016.

During the three and six months ended June 30, 2017, we recorded tax expense of approximately $106,000 and $201,000, respectively, on foreign income generated by our CTSAS subsidiary. During the three and six months ended June 30, 2016, we recorded tax expense of approximately $58,000 and $94,000, respectively, on foreign income generated by our CTSAS subsidiary. The remaining income tax expense reflected for both the three and six months ended June 30, 2017 and 2016, respectively, reflects tax expense on U.S. income generated. We have a valuation allowance against our U.S. deferred tax asset due to management’s assessment that it is more likely than not that a portion of certain deferred tax assets may not be realized.

Material Changes in Financial Condition – June 30, 2017 versus December 31, 2016

Cash was approximately $1.2 million at June 30, 2017, representing a decrease of $1.6 million from December 31, 2016. From December 31, 2016 to June 30, 2017, combined accounts payable and accrued liabilities decreased by approximately $1.7 million, accounts receivable increased by approximately $1.4 million, and inventories decreased by approximately $0.6 million.

Our accounts receivable increased by approximately $1.4 million at June 30, 2017 compared to December 31, 2016 due to strong revenues during the first half of 2017 and the timing of customer payments. Our receivables are generally collected within 30 to 45 days, thus revenues recorded in the 30-day period preceding the measurement date significantly influence the reported balances.

Accounts payable and accrued expenses combined were approximately $4.2 million at June 30, 2017 versus approximately $5.9 million at December 31, 2016, which represents a decrease of approximately $1.7 million. Payments during 2017 on amounts accrued at the end of 2016, such as the 2016 accrued performance bonus amounts paid during the first quarter of 2017, are the primary reason for this decrease. Accounts payable decreased by approximately $0.4 million as of June 30, 2017, relating to the timing of recurring operational-related payables. We have availability of approximately $5.0 million on our line of credit at June 30, 2017. We did not have an outstanding balance under our line of credit at June 30, 2017 and December 31, 2016.

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

We had approximately $1.2 million and $2.8 million of cash on hand at June 30, 2017 and December 31, 2016, respectively. In the six months ended June 30, 2017, the major sources and uses of cash were all in the normal course of business. Our availability under our revolving credit facility was approximately $5.0 million at June 30, 2017 and approximately $3.9 million at December 31, 2016.

Capital expenditures and payments for intangibles were approximately $0.5 million for the six months ended June 30, 2017. We expect to fund capital expenditures for the remainder of 2017 from existing cash and operating cash flows.

We were in compliance with our financial covenants relating to our loans as of June 30, 2017. We expect to meet our financial covenants for 2017 and we also expect that cash provided by the business will be adequate to meet our planned needs during 2017.

Pursuant to the terms of the Monroe Credit Agreement, we plan to make an excess cash payment of approximately $0.4 million on or before August 15, 2017, which will reduce the principal balances of our Term A Loan and our Delayed Draw Loan. The excess cash payment is calculated based on the definition of excess cash flow under the Monroe Credit Agreement and is related to favorable financial performance, primarily relating to cash flow generation.

We did not pay a dividend in 2017 and we do not have plans to pay a common stock dividend in the future. We are accruing dividends in connection with the Series A Convertible Preferred Stock issued on November 19, 2013, and we are accruing dividends in connection with the Series C Preferred Stock issued on July 30, 2014.

On August 8, 2017, the Company, CPS Performance Materials Corp. (“Parent”) and CPS Performance Materials Merger Sub Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Pursuant to the terms of the Merger Agreement, subject to the satisfaction of the terms and conditions set forth therein, Parent has agreed to pay an aggregate cash consideration of, subject to certain adjustments set forth in the Merger Agreement, $45.0 million, which includes the repayment of outstanding indebtedness of the Company, estimated to be approximately $14.3 million as of August 1, 2017.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above, if such a position existed, would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no such positions as of June 30, 2017 or December 31, 2016.

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

Goodwill

Goodwill is deemed to have an indefinite life and accordingly, is not subject to amortization. Goodwill is subject to an annual impairment review every August 31, and, if conditions warrant, interim impairment reviews. Impairment charges, if any, are recorded in the period in which the impairment is determined. The Company continuously evaluates for any triggering events and no such events have occurred during the three and six month periods ended June 30, 2017.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard relates to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance.  The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company is in the initial stages of evaluating the effect of adopting ASU 2014-09 on its consolidated financial statements. The planned approach includes performing a detailed review of key contracts representative of the different businesses and comparing historical accounting policies and practices to the new accounting guidance. The Company has started the process of reviewing the LC Industries and NSPA contracts and will continue its evaluation of the standards update through the date of adoption. The Company plans to adopt this standard utilizing the modified retrospective approach.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses and refines the definition of the term output. ASU 2017-01 will be effective for interim and annual reporting periods beginning on January 1, 2018. The Company is currently evaluating the impact of the adoption of ASU 2017-01 on its operating results and financial position.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. ASU 2017-04 will be effective for interim and annual reporting periods beginning after December 15, 2019. Early application is permitted after January 1, 2017. The Company is currently evaluating the impact of the adoption of ASU 2017-04 on its operating results and financial position.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope on recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. ASU 2017-05 will be effective for interim and annual reporting periods beginning on January 1, 2018. The Company is currently evaluating the impact of the adoption of ASU 2017-05 on its operating results and financial position.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU 2017-09 will be effective prospectively for interim and annual reporting periods beginning on January 1, 2018. The Company is currently evaluating the impact of the adoption of ASU 2017-09 on its operating results and financial position.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

Recent Development

On August 8, 2017, the Company, CPS Performance Materials Corp. (“Parent”) and CPS Performance Materials Merger Sub Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Pursuant to the terms of the Merger Agreement, subject to the satisfaction of the terms and conditions set forth therein, Parent has agreed to pay an aggregate cash consideration of, subject to certain adjustments set forth in the Merger Agreement, $45.0 million, which includes the repayment of outstanding indebtedness of the Company, estimated to be approximately $14.3 million as of August 1, 2017. Beyond the repayment of indebtedness, this amount is subject to adjustment based upon, among other things, unpaid transaction expenses of the Company, a potential working capital adjustment, a deduction for a director and officer “tail” insurance policy, a deduction for transaction bonuses and severance costs, and a deduction for certain tax related amounts, in each instance, as more thoroughly described in the Merger Agreement (such as-adjusted amount, the “Merger Consideration”).The working capital adjustment is based on the amount of the Company’s working capital, calculated generally as the Company’s current assets minus current liabilities (in accordance with the methodology set forth in the Merger Agreement), as of the date immediately preceding the closing date, as estimated by the Company and approved by Parent, as follows: (i) if the Company’s estimated closing working capital is less than $10.65 million, then the Merger Consideration will be reduced on a dollar-for-dollar basis by the amount of such shortfall; and (ii) if the Company’s estimated closing working capital is greater than $11.65 million, then the Merger Consideration will be increased on a dollar-for-dollar basis by the amount of such excess.

At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock (“Common Stock”) issued and outstanding at the effective time of the Merger (except those shares (i) held by any of the Company’s stockholders who are entitled to and who properly demand appraisal rights and comply with the requirements of Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”) and (ii) owned by the Company as treasury stock or by any subsidiary of the Company) will be canceled and converted automatically into the right to receive an amount in cash calculated as (x) the total Merger Consideration, less the aggregate amount paid to holders of shares of the Company’s preferred stock (“Preferred Stock”) as described below, divided by (y) the sum of (1) the number of shares of Common Stock issued and outstanding immediately prior to the Effective Time and (2) the number of shares of Common Stock issuable upon the exercise of exercisable in-the-money options and warrants (calculated as if such options and warrants were exercised on a cashless basis), without interest and less any required withholding taxes (the “Common Per Share Merger Consideration”).

Each share of Preferred Stock issued and outstanding at the Effective Time (except those shares (i) held by any of the Company’s stockholders who are entitled to and who properly demand appraisal rights and comply with the requirements of Section 262 of the DGCL and (ii) owned by the Company as treasury stock or by any subsidiary of the Company) will, at the Effective Time, be canceled and converted automatically into the right to receive an amount in cash calculated based on the applicable per share liquidation value determined in accordance with the applicable certificate of designation for such series of Preferred Stock.

Each option or warrant to purchase Common Stock issued and outstanding at the Effective Time with an exercise price per share that is less than the Common Per Share Merger Consideration will, at the Effective Time, be terminated in exchange for the right to receive, without interest and less any required withholding taxes, and the holder thereof will be entitled to receive, a cash amount equal to the product of (i) the number of shares of Common Stock subject to such options or warrants multiplied by (ii) the amount by which the Common Per Share Merger Consideration exceeds the per share exercise price of such options or warrants. Each option or warrant to purchase Common Stock with an exercise price that is equal to or greater than the Common Per Share Merger Consideration will be cancelled and no consideration will be delivered in exchange therefor. There are no options outstanding to purchase shares of Preferred Stock.

The Merger Agreement contains customary representations and warranties for a transaction of this type. None of the representations and warranties contained in the Merger Agreement will survive the Effective Time. In addition, the Company has agreed to various covenants in the Merger Agreement, including, among other things, covenants to continue to conduct its business in the ordinary course and in accordance with past practices and not to take certain actions prior to the closing of the Merger without the prior consent of Parent.

The Merger Agreement contains certain conditions that must be satisfied before the parties to the Merger Agreement will be required to close the Merger. Among other conditions set forth in the Merger Agreement, the obligations of each of Parent, Merger Sub and the Company to effect the Merger are subject to the satisfaction or waiver at or prior to closing of the Merger of (i) the approval and adoption of the Merger Agreement by the Company’s stockholders, which occurred on August 8, 2017, when holders of the Company’s securities, whose ownership on such date represented approximately 85% of the outstanding shares of Common Stock on an as-converted basis and 100% of the outstanding shares of Series A Convertible Preferred Stock, delivered written consents adopting the Merger Agreement, (ii) receipt of certain governmental consents, including SEC clearance of the definitive form of an information statement relating to the Merger Agreement and the satisfaction of applicable waiting periods, and (iii) the absence of legal prohibitions on the consummation of the Merger. In addition, Parent and Merger Sub will not be obligated to effect the Merger unless the following additional conditions, among others described in the Merger Agreement, are satisfied or waived at or prior to the closing of the Merger: (i) the accuracy of the representations and warranties of the Company and compliance by the Company with its covenants and obligations under the Merger Agreement, subject to certain materiality qualifiers specified therein; (ii) Parent and the Company must have received certain identified governmental and third party consents; and (iii) since the date of the Merger Agreement, there must not have occurred a “Material Adverse Effect” (as described in the Merger Agreement).

The Merger Agreement contains customary termination provisions, including, without limitation, that the Merger Agreement may be terminated, subject to certain limitations set forth in the Merger Agreement, by either the Company or Parent if the Merger has not been consummated by the close of business on November 8, 2017, other than due to the failure of the terminating party to fulfill its obligations under the Merger Agreement. The Merger Agreement requires the Company to pay a $1,350,000 termination fee to Parent under certain limited circumstances more thoroughly described therein.

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

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Cyalume Technologies Holdings, Inc.

Date: August 11, 2017	By:	/s/ Zivi Nedivi
Zivi Nedivi, Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2017	By:	/s/ Andrea Settembrino
Andrea Settembrino, Chief Financial Officer
(Principal Financial Officer)